Form 10QSB
period 2004-06-30
TURBINE TRUCK ENGINES INC
filed 2004-10-04
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20    , to             , 20    .

Commission File Number

Turbine Truck Engines, Inc.

(Exact Name of Registrant as Specified in Charter)

Delaware	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1200 Flightline Boulevard, Suite 5, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

There were 11,197,000 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2004.

Transitional Small Business Format (check one)     Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Financial Statements

Three and Six Months Ended

June 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)

Contents

Financial Statements:

Balance Sheet as of June 30, 2004 (Unaudited)	1
Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)	2
Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2004 (Unaudited) and the Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)	3-4
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)	5-6
Notes to Financial Statements	7-8

Turbine Truck Engines, Inc.

(A Development Stage Company)

Balance Sheet

June 30, 2004

(Unaudited)

Assets
Current assets:
Cash	$4,413
Advances to stockholders	100

Total current assets	4,513

Furniture and equipment, net of accumulated depreciation of $2,025	3,171
Deferred offering costs	141,553

$149,237

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$43,683
Accrued expenses	45,538
Accrued interest	14,860
Accrued payroll	13,400
Due to related party	905
Notes payable, less unamortized discount of $8,290	45,961
Note payable to stockholder, less unamortized discount based on imputed interest rate of 5% of $1,491	248,509

Total current liabilities	$412,856

Stockholders’ deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 11,197,000 shares issued and outstanding	11,197
Additional paid in capital	2,888,426
Deficit accumulated during development stage	(3,088,302)
Deferred non-cash offering costs	(74,850)
Subscription receivable	(90)

Total stockholders’ deficit	(263,619)

$149,237

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2004
	2004	2003	2004	2003
Research and development costs					$2,735,649
Operating costs	$31,403	$17,896	$42,979	$43,096	313,716

	31,403	17,896	42,979	43,096	3,049,365

Interest expense	19,263	2,906	22,170	5,812	38,937

Net loss	$(50,666)	$(20,802)	$(65,149)	$(48,908)	$(3,088,302)

Net loss per share	$(.005)	$(.002)	$(.006)	$(.005)	$(.29)

Weighted average number of common shares	11,197,000	10,877,000	11,197,000	10,814,017	10,581,453

The accompanying notes are an integral part of the financial statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390

Net loss for the period
Balance, December 31, 2000	10,390,000	10,390
Issuance of common stock for cash, February 2001*	10,000	10
Issuance of common stock for cash, March 2001*	10,000	10
Issuance of common stock for cash, August 2001*	10,000	10
Issuance of common stock for cash, September 2001*	55,000	55
Payment for common stock issued under subscription receivable
Net loss

Balance, December 31, 2001	10,475,000	10,475
Issuance of common stock for cash, January 2002*	5,000	5
Issuance of common stock for cash, February 2002*	10,000	10
Issuance of common stock for cash, April 2002*	25,000	25
Issuance of common stock for cash, May 2002*	65,000	65
Issuance of common stock for cash, June 2002*	70,000	70
Issuance of common stock for cash, August 2002*	10,000	10
Issuance of common stock for cash, October 2002*	10,000	10
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)
Net loss

Balance, December 31, 2002	10,670,000	10,670
Issuance of common stock for cash, February 2003*	207,000	207
Issuance of common stock for cash, September 2003*	30,000	30
Issuance of common stock for services, September 2003*	290,000	290
Payment for common stock issued under subscription agreement
Offering costs for private placement offering
Net loss

Balance, December 31, 2003	11,197,000	$11,197
Issuance of notes payable with beneficial conversion feature (unaudited)
Net loss (unaudited)

Balance, June 30, 2004 (unaudited)	11,197,000	$11,197

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
		$(4,029)			(4,029)

Net loss for the period		(4,029)		(390)	5,971
Balance, December 31, 2000	$4,990				5,000
Issuance of common stock for cash, February 2001*	4,990				5,000
Issuance of common stock for cash, March 2001*	4,990				5,000
Issuance of common stock for cash, August 2001*	27,445				27,500
Issuance of common stock for cash, September 2001*				300	300
Payment for common stock issued under subscription receivable		(31,789)			(31,789)

Net loss	42,415	(35,818)		(90)	16,982
	2,495				2,500
Balance, December 31, 2001	4,990				5,000
Issuance of common stock for cash, January 2002*	12,475				12,500
Issuance of common stock for cash, February 2002*	32,435				32,500
Issuance of common stock for cash, April 2002*	34,930			(2,500)	32,500
Issuance of common stock for cash, May 2002*	4,990				5,000
Issuance of common stock for cash, June 2002*	4,990				5,000
Issuance of common stock for cash, August 2002*	2,495,000				2,500,000
Issuance of common stock for cash, October 2002*	5,000
Issuance of common stock to acquire licensing agreement, July 2002*		(2,796,768)			(2,796,768)

Shares returned to treasury by founding stockholder, July 2002	2,639,720	(2,832,586)		(2,590)	(184,786)
Net loss	103,293				103,500
	14,970				15,000
Balance, December 31, 2002	144,710		$(74,850)		70,150
Issuance of common stock for cash, February 2003*				2,500	2,500
Issuance of common stock for cash, September 2003*	(33,774)				(33,774)
Issuance of common stock for services, September 2003*		(190,567)			(190,567)

Payment for common stock issued under subscription agreement	2,868,919	(3,023,153)	(74,850)	(90)	(217,977)
Offering costs for private placement offering	19,507				19,507
Net loss		(65,149)			(65,149)

	$2,888,426	$(3,088,302)	$(74,850)	$(90)	$(263,619)

*	Common stock issued at $.50 per share.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 30,		Period November 27, 2000 (Date of Inception) through June 30, 2004
	2004	2003
Operating activities
Net loss	$(65,149)	$(48,908)	$(3,088,302)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services			70,150
Depreciation	454	478	2,025
Amortization of discount on notes payable	14,528	3,312	24,077
Increase (decrease) in:
Accounts payable	(284)	(2,423)	43,683
Accrued expenses	7,127	13,183	45,538
Accrued payroll	13,400		13,400
Accrued interest	14,860	4,719	14,860

Total adjustments	50,085	19,269	2,949,382

Net cash (used) by operating activities	(15,064)	(29,639)	(138,920)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment (issuance) of notes receivable from stockholders	19,900	(23,000)	23,000
Advances to related party		(3,250)	805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities	19,900	(26,250)	(4,390)

Financing activities
Repayment of stockholder advances			(32,500)
Advances from stockholders	(12,999)		34,501
(Increase) decrease in deferred offering costs	(50,286)	11,313	(175,327)
Proceeds from issuance of common stock		69,726	268,889
Proceeds from issuance of subscription		2,500	(90)
Proceeds from issuance of notes payable	60,349		52,250

Net cash (used) provided by financing activities	(2,936)	83,539	147,723

Net increase in cash	1,900	27,650	4,413

Cash at beginning of year/period	2,513	2,056

Cash at end of year/period	$4,413	$29,706	$4,413

The accompanying notes are an integral part of the financial statements.

	Six Months Ended March 30,		Period November 27, 2000 (Date of Inception) through June 30, 2004
	2004	2003
Supplemental disclosures of cash flow information:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$33,130	$33,774

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

The Company applied $8,099 of amounts due from a shareholder to a note payable, related party.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Six Months Ended June 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2004 and 2003 and the Period November 27, 2000 (Date of Inception) through June 30, 2004,, (b) the financial position at June 30, 2004, and (c) cash flows for the six month periods ended June 30, 2004 and 2003, and the Period November 27, 2000 (Date of Inception) through June 30, 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For three and six months ended June 30, 2004 and since November 27, 2000 (date of inception) through June 30, 2004, the Company has had a net loss of $50,666, $65,149 and $3,088,302, respectively. As of June 30, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, due the earlier of August 2004 or the filing of the Company’s registration statement, which will be reduced by production royalties paid. There are no significant royalty obligations for any period presented.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of June 30, 2004, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Six Months Ended June 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2004 (Unaudited)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. The Company has accrued $29,000 for unpaid retainer fees as of June 30, 2004. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not performed any design or engineering services through June 30, 2004.

On March 19, 2003, the Company entered into an agreement with an attorney to assist in the preparation and filing of the Form SB-2 Registration statement. In connection with the agreement, a retainer of $15,000 is due for services to be rendered during the year, $5,000 was paid upon filing the Form SB-2, $5,000 is due upon the effective date of the Form SB-2 and $10,000 is due upon the $50,000 raised in the offering or upon termination of the offering. The attorney also agreed to purchase 150,000 shares of the Company’s common stock at $.001 per share upon the execution of the agreement.

Subsequent to June 30, 2004, the Company issued 25,025 shares of common stock at $2.00, which yielded $50,050 in proceeds.

4. Notes payable

During the three months and six months ended June 30, 2004, the Company issued $ 44,500 and $7,750 in promissory notes to several parties. The notes are unsecured and have a 12% annual interest. Both principal and interest are either due in full in 120 days or can be converted into the Company’s registered common stock at a rate of $1.50 per share at the option of the lenders. The conversion of these securities will not have any measurable effect on the earnings per share calculation.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our company

We are a development-stage company and not yet generating any revenues. Although we will not generate any revenues at this stage of our development, we intend to generate future revenues from the sale of engines and taking purchase orders from different trucking companies. This, however, will not happen during this stage of the Company’s development. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed a working prototype. We need to redesign an engine for our application based on this proven Core Technology. We are relying on Alpha to design, construct and test a 540 horsepower engine prototype for our licnesed application. Our primary focus is to complete this public offering of our securities for the purpose of funding initial stages of operations.

The financing for our development activities to date has come from the sale of common stock. We intend to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering of up to $10 million and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Since we have had a limited history of operations, we anticipate that our quarterly results of operations could fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as the DCGT. In July 2002, we acquired the license for the DCGT technology for the manufacture and marketing of heavy-duty highway truck engine.

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete design and build prototype engine
Cost:	$75,000
Time frame:	6 months

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Construction of office and demonstration facilities
Cost:	$650,000
Time frame:	within 12 months

Step 1 of this process will be completed by Alpha in connection with performing the design and construction of the prototype engine at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, FL 32724. In Step 2, we will also rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. In Step 3, we intend to construct our own office and demonstration facilities. We will design a facility and hire a licensed general contractor to complete the project. All of these steps are intended to be funded from the proceeds of this Offering.

At this stage of our development, we have not developed a marketing plan to bring our product to market. No proceeds from this offering are being allocated to develop such a marketing plan and we are only focusing on completing this stage of our development. In the event we are unable to raise the funds from this offering or future offerings, we will be unable to continue any business operations.

These initial steps are intended to be completed with the funds from this Offering. Should we be unable to raise the funds from this Offering, we may attempt a private placement or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Operating Costs – During the three months ended June 30, 2004 and 2003, operating costs totaled $31,043 and $17,896, respectively. The increase of $13,147 was attributable principally to an increase in consulting expenses.

Interest Expense - Net - During the three months ended June 30, 2004 and 2003 net interest expense totaled $19,263 and $2,906, respectively. The increase of $16,357 was due to the increase in notes payable during 2004 and the amortization of the discount on notes payable.

The net loss for the three months ended June 30, 2004 of ($50,666) as compared to the three months ended June 30, 2003 of ($20,802) increased by $29,864. The increase in the net loss was mainly attributable to the increase in consulting expenses and interest expense.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Operating Costs – During the six months ended June 30, 2004 and 2003, operating costs totaled $42,979 and $43,096, respectively.

Interest Expense - Net - During the six months ended June 30, 2004 and 2003 net interest expense totaled $22,170 and $5,812, respectively. The increase of $16,358 was due to the increase in notes payable issued during 2004 and the amortization of the discount on notes payable.

The net loss for the six months ended June 30, 2004 of ($65,149) as compared to the three months ended June 30, 2003 of ($48,908) increased by $16,241. The increase in the net loss was mainly attributable to the increase in interest expense.

Liquidity and capital resources

As shown in the accompanying financial statements, for three and six months ended June 30, 2004 and since November 27, 2000 (date of inception) through June 30, 2004, the Company has had a net loss of $50,666, $65,149 and $3,088,302, respectively. As of June 30, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2004 we raised cash of $268,889 net of issuance costs, through private placements of common stock financings and $62,350 through the issuance of convertible notes payable. At June 30, 2004 we had cash totaling $4,413

Since our inception through June 30, 2004 we have incurred approximately $2,735,300 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $3,088,302 and a working capital deficit of $408,343.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from this public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months without receiving proceeds from this offering we can satisfy our current cash requirements for approximately eight months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from this offering, we intend to secure a larger office, manufacturing and testing facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of this offering.

Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

The Company’s financial instruments include cash and cash equivalents, notes receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally five to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued. If there is no issuance of common stock, the costs incurred will be charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Turbine Truck Engines, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the six month period ended June 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the six month period ended June 30, 2004, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2004, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six-month period ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated October 4, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Principal Accounting Officer, dated October 4, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated October 4, 2004 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: October 4, 2004	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: October 4, 2004	By:	/s/ David Cox
Principal Accounting Officer