Form 10QSB
period 2004-09-30
TURBINE TRUCK ENGINES INC
filed 2004-11-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

1301 International Speedway Boulevard, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

There were 11,273,150 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Financial Statements

Three and Nine Months Ended

September 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)

Contents

Financial Statements:

Balance Sheet as of September 30, 2004 (Unaudited)	1
Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)	2
Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2004 (Unaudited) and the Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)	3-4
Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)	5-6
Notes to Financial Statements	7-8

Turbine Truck Engines, Inc.

(A Development Stage Company)

Balance Sheet

September 30, 2004

(Unaudited)

Assets
Current assets:
Cash	$23,153
Advances to stockholders	100

Total current assets	23,253

Furniture and equipment, net of accumulated depreciation of $2,251	2,944
Deferred offering costs	111,116

$137,313

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$49,716
Accrued expenses	50,112
Accrued interest	10,969
Accrued payroll	24,585
Due to related party	1,405
Notes payable	2,001
Note payable to stockholder	250,000

Total current liabilities	$388,788

Stockholders’ deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 11,273,150 shares issued and outstanding	11,273
Additional paid in capital	3,049,650
Deficit accumulated during development stage	(3,237,458)
Deferred non-cash offering costs	(74,850)
Subscription receivable	(90)

Total stockholders’ deficit	(251,475)

$137,313

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2004
	2004	2003	2004	2003
Research and development costs					$2,735,649
Operating costs	$125,009	$38,987	$167,990	$82,083	438,726

	125,009	38,987	167,990	82,083	3,174,375

Interest expense	24,147	2,906	46,315	8,718	63,083

Net loss	$(149,156)	$(41,893)	$(214,305)	$(90,801)	$(3,237,458)

Net loss per share	$(.01)	$(.004)	$(.02)	$(.01)	$(.30)

Weighted average number of common shares	11,228,133	10,882,652	11,207,453	10,836,619	10,623,858

The accompanying notes are an integral part of the financial statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period

Balance, December 31, 2000	10,390,000	10,390
Issuance of common stock for cash, February 2001*	10,000	10
Issuance of common stock for cash, March 2001*	10,000	10
Issuance of common stock for cash, August 2001*	10,000	10
Issuance of common stock for cash, September 2001*	55,000	55
Payment for common stock issued under subscription receivable
Net loss

Balance, December 31, 2001	10,475,000	10,475
Issuance of common stock for cash, January 2002*	5,000	5
Issuance of common stock for cash, February 2002*	10,000	10
Issuance of common stock for cash, April 2002*	25,000	25
Issuance of common stock for cash, May 2002*	65,000	65
Issuance of common stock for cash, June 2002*	70,000	70
Issuance of common stock for cash, August 2002*	10,000	10
Issuance of common stock for cash, October 2002*	10,000	10
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)
Net loss

Balance, December 31, 2002	10,670,000	10,670
Issuance of common stock for cash, February 2003*	207,000	207
Issuance of common stock for cash, September 2003*	30,000	30
Issuance of common stock for services, September 2003*	290,000	290
Payment for common stock issued under subscription agreement
Offering costs for private placement offering
Net loss

Balance, December 31, 2003	11,197,000	$11,197
Issuance of notes payable with beneficial conversion feature (unaudited)
Issuance of common stock for services, September 2004 ($2.00 per share) (unaudited)	20,000	20
Conversion of notes payable, August 2004 ($2.00 per share) (unaudited)	31,125	31
Issuance of common stock for cash, September 2004 ($2.00 per share) (unaudited)	25,025	25
Offering costs for Form SB-2 offering (unaudited)
Contribution from shareholder (unaudited)
Net loss (unaudited)

Balance, September 30, 2004 (unaudited)	11,273,150	$11,273

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period		$(4,029)			(4,029)

Balance, December 31, 2000		(4,029)		(390)	5,971
Issuance of common stock for cash, February 2001*	$4,990				5,000
Issuance of common stock for cash, March 2001*	4,990				5,000
Issuance of common stock for cash, August 2001*	4,990				5,000
Issuance of common stock for cash, September 2001*	27,445				27,500
Payment for common stock issued under subscription receivable				300	300
Net loss		(31,789)			(31,789)

Balance, December 31, 2001	42,415	(35,818)		(90)	16,982
Issuance of common stock for cash, January 2002*	2,495				2,500
Issuance of common stock for cash, February 2002*	4,990				5,000
Issuance of common stock for cash, April 2002*	12,475				12,500
Issuance of common stock for cash, May 2002*	32,435				32,500
Issuance of common stock for cash, June 2002*	34,930			(2,500)	32,500
Issuance of common stock for cash, August 2002*	4,990				5,000
Issuance of common stock for cash, October 2002*	4,990				5,000
Issuance of common stock to acquire licensing agreement, July 2002*	2,495,000				2,500,000
Shares returned to treasury by founding stockholder, July 2002	5,000
Net loss		(2,796,768)			(2,796,768)

Balance, December 31, 2002	2,639,720	(2,832,586)		(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	103,293				103,500
Issuance of common stock for cash, September 2003*	14,970				15,000
Issuance of common stock for services, September 2003*	144,710		$(74,850)		70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering	(33,774)				(33,774)
Net loss		(190,567)			(190,567)

Balance, December 31, 2003	2,868,919	(3,023,153)	(74,850)	(90)	(217,977)
Issuance of notes payable with beneficial conversion feature (unaudited)	19,507				19,507
Issuance of common stock for services, September 2004 ($2.00 per share) (unaudited)	39,980				40,000
Conversion of notes payable, August 2004 ($2.00 per share) (unaudited)	62,219				62,250
Issuance of common stock for cash, September 2004 ($2.00 per share) (unaudited)	50,025				50,050
Offering costs for Form SB-2 offering (unaudited)	(9,256)				(9,256)
Contribution from shareholder (unaudited)	18,256				18,256
Net loss (unaudited)		(214,305)			(214,305)

Balance, September 30, 2004 (unaudited)	$3,049,650	$(3,237,458)	$(74,850)	$(90)	$(251,475)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2004
	2004	2003
Operating activities
Net loss	$(214,305)	$(90,801)	$(3,237,458)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	40,000		110,150
Contribution from shareholder	18,256		18,256
Write off deferred offering costs	40,388		40,388
Depreciation	680	557	2,251
Amortization of discount on notes payable	24,310	4,968	33,858
Increase (decrease) in:
Accounts payable	5,748	32,886	49,716
Accrued expenses	11,702	27,409	50,112
Accrued payroll	24,586		24,586
Accrued interest	10,969		10,969

Total adjustments	176,639	65,820	3,075,935

Net cash (used) by operating activities	(37,666)	(24,981)	(161,523)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment (issuance) of notes receivable from stockholders	18,995	(23,000)	22,095
Advances to related party		(3,250)	805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities	18,995	(26,250)	(5,295)

Financing activities
Repayment of stockholder advances			(32,500)
Advances from stockholders	(3,495)		35,906
(Increase) decrease in deferred offering costs	(69,494)	(34,565)	(194,535)
Proceeds from issuance of common stock	50,050	84,726	318,940
Proceeds from issuance of subscription		2,500	(90)
Proceeds from issuance of notes payable	62,250		62,250

Net cash provided by financing activities	39,311	52,661	189,971

Net increase in cash	20,640	1,430	23,153

Cash at beginning of year/period	2,513	2,056

Cash at end of year/period	$23,153	$3,486	$23,153

The accompanying notes are an integral part of the financial statements.

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2004
	2004	2003
Supplemental disclosures of cash flow information:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$33,774	$33,774

Deferred offering costs netted against issuance of common stock	$9,256	$0	$9,256

Deferred non-cash offering costs in connection with private placement	$0	$74,850	$74,850

The Company applied $8,099 of amounts due from a shareholder to a note payable, related party.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and the Period November 27, 2000 (Date of Inception) through September 30, 2004,, (b) the financial position at September 30, 2004, and (c) cash flows for the nine month periods ended September 30, 2004 and 2003, and the Period November 27, 2000 (Date of Inception) through September 30, 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For three and nine months ended September 30, 2004 and since November 27, 2000 (date of inception) through September 30, 2004, the Company has had a net loss of $149,156, $214,305 and $3,237,458, respectively. As of September 30, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, due August 2005 or the completion of the Company’s registration statement, which will be reduced by production royalties paid. As of September 30, 2004, manufacturing has not commenced, therefore no accrual is necessary.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of September 30, 2004, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2004 (Unaudited)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. The Company has accrued $47,500 for unpaid retainer fees as of September 30, 2004. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not performed any design or engineering services through September 30, 2004.

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

4. Convertible notes payable

During the three and nine months ended September 30, 2004, the Company issued $10,000 and $62,250 in convertible promissory notes to several parties. As of September 30, 2004, these notes, together with accrued interest, have been converted into common stock at an effective price of $2.00 per share.

5. Notes payable to stockholder

The note payable to stockholder is due to Alpha as part of the purchase of the license agreement. The note was originally due the earlier of the completion of the Company’s anticipated public offering or August 23, 2004, together with interest at two percent per annum. Effective August 11, 2004, Alpha extended the original due date to August 23, 2005 or the completion of the SB-2 Public Stock Offering. At September 30, 2004 the amount owed under this note amounted to $250,000 plus accrued interest of $10,969. The note is collateralized by the license agreement with Alpha.

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

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Operating Costs – During the three months ended September 30, 2004 and 2003, operating costs totaled $125,009 and $38,987, respectively. The increase of $86,022 was attributable principally to an increase in consulting expenses and the write off of deferred offering costs associated with the private placement memorandum of $40,388.

Interest Expense - Net - During the three months ended September 30, 2004 and 2003 net interest expense totaled $24,147 and $2,906, respectively. The increase of $21,241 was due to the increase in notes payable during 2004 and the amortization of the discount on notes payable.

The net loss for the three months ended September 30, 2004 of $149,156 as compared to the three months ended September 30, 2003 of $41,893 increased by $107,263. The increase in the net loss was mainly attributable to the write off of deferred offering costs associated with the private placement memorandum of $40,388 and an increase in consulting and interest expenses.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Operating Costs – During the nine months ended September 30, 2004 and 2003, operating costs totaled $167,990 and $82,083, respectively. The increase of $85,907 was attributable principally to an increase in consulting expenses and the write off of deferred offering costs associated with the private placement memorandum of $40,388.

Interest Expense - Net - During the nine months ended September 30, 2004 and 2003 net interest expense totaled $46,315 and $8,718, respectively. The increase of $37,597 was due to the increase in notes payable issued during 2004 and the amortization of the discount on notes payable.

The net loss for the nine months ended September 30, 2004 of $214,305 as compared to the nine months ended September 30, 2003 of $90,801 increased by $123,504. The increase in the net loss was mainly attributable to the write off of deferred offering costs associated with the private placement memorandum of $40,388 and an increase in consulting and interest expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for three and nine months ended September 30, 2004 and since November 27, 2000 (date of inception) through September 30, 2004, the Company has had net losses of $149,156, $214,305 and $3,237,458, respectively. As of September 30, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2004 we raised cash of $268,889 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August, our Form SB-2 Registration Statement became effective and we raised an additional $50,050 through common stock sales, therefore, we offset $9,256 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses. At September 30, 2004 we had cash totaling $23,153.

Since our inception through September 30, 2004 we have incurred approximately $2,735,649 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,300, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $3,237,458 and a working capital deficit of $365,535.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Turbine Truck Engines, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the nine month period ended September 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During July 2004, 20,000 shares of common stock were issued to a consultant for accounting services at $2.00 per share.

During August 2004, 31,125 shares of common stock were issued in conversion of notes payable at $2.00 per share.

During September 2004, the Company issued 25,025 shares of common stock to qualified investors under the Form SB-2 offering at a price of $2.00 per share for a total of $50,050.

Item 3. Defaults Upon Senior Securities

During the nine month period ended September 30, 2004, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2004, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated November 12, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer, dated November 12, 2004 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated November 12, 2004 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

99	Code of Business Conduct and Ethics

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 12, 2004	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 12, 2004	By:	/s/ David Cox
Principal Accounting Officer