Form 10KSB
period 2004-12-31
TURBINE TRUCK ENGINES INC
filed 2005-04-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     , 20    , to                     , 20    .

Commission File Number

Turbine Truck Engines, Inc.

(Exact Name of Registrant as Specified in Charter)

Delaware	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1301 International Speedway Boulevard, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  YES    ☐  NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent reporting period December 31, 2004.......-0-

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2004 was $11,761,300.

There were 11,280,650 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

TURBINE TRUCK ENGINES, INC.

FORM 10-KSB - INDEX

TURBINE TRUCK ENGINES, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated on November 27, 2000. Our authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value.

On December 15, 2000, we acquired the option rights to the Alpha License and marketing survey data from our founder and principal, Michael Rouse, in exchange for 10,000,000 shares of our common stock and his promotional services and out-of-pocket expenses over the past 18 months in acquiring the option from Alpha. We reserved 10,000,000 shares of our restricted common stock for Alpha to acquire the license. In July 2002, Alpha modified the agreement to allow us to acquire the license agreement in advance of completing our registration statement and accepted a note as payment for the licensing fee and for the issuance of 5,000,000 shares of common stock in lieu of the original 10,000,000 shares. We exercised our option and acquired the licensing rights on July 22, 2002 with a $250,000 promissory note payable to Alpha and the stock on July 22, 2002. Subsequent to year end, the Company satisfied the $250,000 debt through the issuance of 125,000 shares of registered common stock valued at $2.00 per share. Michael Rouse, our CEO, and Alpha each returned 5,000,000 shares, which the Company retired, reducing the outstanding shares to 11,280,650. Alpha held the core rights to the licensed technology which was licensed to us. The novel patents are registered in the name of Robert L. Scragg, the majority shareholder of Alpha.

Our past operations were funded as a result of capital raised pursuant to Rule 506 of Regulation D (the offering). Since the effective date of August 11, 2004, we have raised approximately $127,300 and have issued 125,000 registered shares to satisfy a $250,000 promissory note. This leaves us with 811,350 shares which can be sold at the $2.00 offering price. We intend to conduct a private placement for a minimum of $10 million to meet our future capital requirements. There is no assurance that we will be able to raise $10 million in the future and failure to do so would cause delays in developing an engineering prototype which is necessary to secure a manufacturing partner for our engine. Alpha designs, constructs and tests prototypes derived from their core technology and license the technology to companies that have potential ability to commercialize the different applications. To date, Alpha has not licensed its technology to any company other than us, and there are no products on the market utilizing the Alpha technology.

Our major asset is the ownership of an exclusive License from Alpha for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s “Detonation Cycle Gas Turbine Engine” (“DCGT”) technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. The exclusivity of the license is subject to the terms and conditions of the license agreement which has been filed as an exhibit to the Registration Statement. Detonation refers to an instant burning of a fuel-air mixture producing an explosion. Cycle refers to the explosion happening in one chamber and then in another chamber, repeating over and over again. Gas is the fuel which is in a gaseous state. Turbine is a rotating wheel or disk connected to a shaft spinning in one direction. This combined process along with the EIC process creates the high efficiency, low emission engine that we intend to bring to market. The License was granted in exchange for shares of our restricted and registered common stock and other considerations.

Our Product

The product that we intend to develop is a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks. To date, we have no marketable product and will rely on Alpha to design, construct and test a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

Alpha is in the process of designing a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle, which is anticipated to be approximately three years from the completion of the funding of the offering, assuming we were able to complete the offering. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has been at work drawing the design for the truck engine. We need only to design and test an engine that meets our needs using the existing proven technology; however, this takes a considerable amount of money.

Alpha will perform all design, construction, and testing of a 540 horsepower DCGT highway truck engine prototype at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, Florida 32724. All machine work is contracted out by Alpha while all component parts are purchased off the shelf or fabricated by Alpha at their facilities. Our company will be involved in this process only to the extent that we will receive ongoing status reports of Alphas’ progress. We will not participate in the design, construction and testing of the engine. Alpha may use independent contractors as it deems necessary to complete these functions. We are completely dependent on Alpha to complete this process.

The patent is a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of four working prototypes. The patent attorneys were Schoemaker & Mattare Ltd. The inventor will file additional patents to protect any new developments in the engine technology. We will have access to any new patent filings on the highway truck engines as provided for in our licensing agreement.

This patent is impossible to describe in layman terms as to how it works; however, its simplicity makes it very unique. A detonation cycle gas turbine engine includes a turbine rotor contained in a housing. The exhaust ports of respective valveless combustion chambers are located on opposite sides of the rotor directing combustion gases toward the turbine. The chambers are connected by a valveless manifold fed with fuel and oxidizer. When combustible gases are detonated by an igniter in one of the combustion chambers, the back pressure from the detonation shuts off the fuel and oxidizer flow to that chamber and redirects the fuel and oxidizer to the opposite chamber, where detonation occurs. The process repeats cyclically. Power is taken off the rotor shaft mechanically or electrically.

The invention utilizes a water wheel as the turbine wheel which has blades that are positively displaced through a blade race by the rapid expansion of gases exiting from combustion chambers via nozzles, rather than pistons or gas turbines.

Our engine has a blower, rather than a compressor, to supply less air per horsepower hour than required by existing gas turbines or piston engines, thereby producing less exhaust gases per horsepower hour.

The blower supplies low pressure air via a single manifold to two combustion chambers simultaneously thereby requiring less work to complete a detonation cycle, resulting in higher thermo mechanical efficiencies than gas turbines or piston engines.

The engine manifolds, combustion chambers, and ignition system has the capability of cyclically detonating fuel-air mixtures without using valves. The engine uses a fuel pump and vaporizers to gasify wet fuels prior to mixing with combustion air in the manifolds to produce complete combustion of all fuel-air mixtures in the detonation process. The engine uses a plasma arc ignition, a visibly constant illuminating plasma flame between two electrodes to detonate fuel-air mixtures and does not require critical ignition timing.

Low pressure air and fuel mixtures are detonated instantaneously–in less than one millisecond–producing high velocity shock waves that kinetically compress inert gases resulting in higher working pressures than the pressures produced in constant pressure heating utilized in gas turbine engines, and Otto and Diesel cycle piston engines.

The detonation cycle engine uses less working fluid and produces less exhaust gas per horsepower hour than Brayton cycle turbines and Otto or Diesel cycle piston engines.

Alpha has developed four working prototypes as described below:

1.	First engine was developed in 1987. The engine consisted of one 8-inch diameter, 26-pound turbine wheel, driven by two horizontally opposed combustion chambers. The engine produced 78 horsepower at 12,500 rpm.

2.	This engine was developed in 1989. The engine consisted of two 5-inch diameter, 11-pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 130 horsepower at 14,000 rpm.

3.	This engine was developed in 1991. The engine consisted of two 7-inch diameter, 19.6 pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 256 horsepower at 8,300 rpm.

4.	This engine was developed in 1997. The engine consists of four 6-inch diameter, 12 pound turbine wheels mounted on a single shaft, driven by eight horizontally opposed combustion chambers. The engine produces 130 horsepower at 8,400 rpm. This engine is currently used for demonstration and can be seen by appointment.

5.	With current data derived from testing previous prototypes, Alpha is designing a 540 horsepower engine that can power a highway truck. Preliminary design concepts estimate the engine will have six 15-inch diameter, 20-pound turbine wheels mounted on a single shaft, driven by 12 horizontally opposed combustion chambers producing 540 horsepower at 3,000 rpm.

The DCGT includes an Electromagnetic Isothermal Combustion (“EIC”) process that powers the engine. The EIC process produces complete combustion of fuel-oxidizer mixtures in cyclic detonations that negate unwanted nitrogen oxide and carbon monoxide emissions. The high pressure gases produced by the detonations drive a unique turbine producing shaft horsepower.

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT has the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

•	Air cooled - less than 2 pounds per horsepower

•	Fewer moving parts - less maintenance

•	Flex-fuel and mixed fuels capability

•	Operates on all hydrocarbon fuels, hydrogen and syn fuels

•	Cold start capability with any fuels

•	Less fuel and “Greenhouse exhaust gases”

•	Less nitrogen oxides and carbon monoxide exhaust emissions

•	Less hydrocarbon exhaust emissions

•	No lube oil, filters or pumps

Alpha has completed basic research, exploratory development, and advanced development with the design, construction and testing of four experimental prototype engines.

Our new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower.

We intend to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine. We will not require governmental approval until such time as the engine is placed in vehicles for use. Our engine will meet the new more stringent tailpipe emission requirements set forth by the Environmental Protection Agency (“EPA”).

Research and development of our engine was completed in 1998 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations.

We acquired our license from Alpha on July 22, 2002. The material terms of the license agreement, as amended, are as follows:

1.	$250,000 licensing note payable August 23, 2005 or agreement is terminated

2.	Eight percent (8%) of net sales royalty payment after manufacturing and sales commence

3.	$250,000 minimum royalty payment each year after licensing note is settled

4.	Additional contract fees will be paid to Alpha for design and engineering services.

Subsequent to December 31, 2004, the Company issued 125,000 shares of common stock as satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

EMPLOYEES

We presently have two full time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of the offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy office space located at 1301 International Speedway, DeLand, Florida 32724. The facilities are leased and a new one-year lease commenced October 15, 2004. The monthly rent payment for these facilities is approximately $1,700.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2004, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

At the present time neither any National Securities Exchange nor the NASDAQ stock market lists the securities offered. There is no public trading market for the common stock of the Company.

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

As of December 31, 2004 there were approximately 41 beneficial owners of our common stock with 11,280,650 shares issued and outstanding.

During the year ended December 31, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period from October 2004 through December 2004, the Company issued 7,500 shares of common stock to qualified investors under the Form SB-2 offering at a price of $2.00 per share for a total of $15,000.

ITEM 6. PLAN OF OPERATION

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

Background of our company

We are a development-stage company and not yet generating any revenues. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed the following working prototypes.

1.	First engine was developed in 1987. The engine consisted of one 8-inch diameter, 26-pound turbine wheel, driven by two horizontally opposed combustion chambers. The engine produced 78 horsepower at 12,500 rpm.

2.	This engine was developed in 1989. The engine consisted of two 5-inch diameter, 11-pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 130 horsepower at 14,000 rpm.

3.	This engine was developed in 1991. The engine consisted of two 7-inch diameter, 19.6 pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 256 horsepower at 8,300 rpm.

4.	This engine was developed in 1997. The engine consists of four 6-inch diameter, 12 pound turbine wheels mounted on a single shaft, driven by eight horizontally opposed combustion chambers. The engine produces 130 horsepower at 8,400 rpm. This engine is currently used for demonstration and can be seen by appointment.

We need to redesign an engine for our application based on this proven Core Technology. We are relying on Alpha to design, construct and test a 540 horsepower engine prototype for our licensed application (see “Business of the Company”, “Our Product.”). Our primary focus is to complete the public offering of our securities for the purpose of funding initial stages of operations.

Since we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as the DCGT. In July 2002, we acquired the license for the DCGT technology for the manufacture and marketing of heavy-duty highway truck engine.

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

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Operating Costs – During the years ended December 31, 2004 and 2003, operating costs totaled $234,444 and $178,944, respectively. The increase of $55,500 was attributable principally to salaries and wages and payroll taxes related to the addition of one officer, consulting expenses paid, insurance expense, and office space and other expenses.

Interest Expense - Net - During the years ended December 31, 2004 and 2003 net interest expense totaled $47,565 and $11,623, respectively. The increase was due principally to additional interest expense in connection with the convertible notes issued for operating expenses.

The net loss for the years ended December 31, 2004 and 2003 of $(282,009) and $(190,567), respectively, an increase from the prior year by $91,442. The increase in the net loss was mainly attributable to the write off of deferred offering costs associated with the private placement memorandum of $40,388 and an increase in consulting and interest expenses.

Liquidity and capital resources

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2004 we raised cash of $333,940 net of issuance costs, through private placements of common stock financings. At December 31, 2004 and 2003 we had cash and cash equivalents totaling $27 and $2,513, respectively.

Since our inception through December 31, 2004 we have incurred approximately $3,305,162 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2004 we had an accumulated deficit of approximately $3,305,162 and a working capital deficit of $168,013.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from the public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from this offering, we intend to secure a larger office, manufacturing and testing facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of the offering.

Our auditor’s have included a going concern modification in the accompanying Report of Independent Registered Public Accounting Firm. For the year ended December 31, 2004 and since November 27, 2000 (date of inception) through December 31, 2004, the Company has had a net loss of $282,009 and $3,305,162, respectively. As of December 31, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows of the Company.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

ITEM 7. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

Report of Independent Registered Public Accounting Firm

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors

Turbine Truck Engines, Inc.

      (A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) as of December 31, 2004 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and the period from November 27, 2000 (Date of Inception) through December 31, 2004. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from November 27, 2000 (Date of Inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $282,009 during the year ended December 31, 2004 and has an accumulated deficit of $3,305,162 from inception to December 31, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

March 25, 2005

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2004

Assets
Current assets:
Cash	$27

Total current assets	27

Furniture and equipment, net of accumulated depreciation of $2,477	2,718
Deferred offering costs	110,213

$112,958

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$55,620
Accrued expenses	58,730
Accrued interest	12,219
Accrued payroll	38,165
Due to related party	1,405
Notes payable, related party	1,901

Total current liabilities	$168,040

Note payable to stockholder	250,000

Stockholders’ deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 11,280,650 shares issued and outstanding	11,281
Additional paid in capital	3,057,422
Deficit accumulated during development stage	(3,305,162)
Deferred offering costs paid with stock	(68,533)
Subscription receivable	(90)

Total stockholders’ deficit	(305,082)

$112,958

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2004	2003	2004
Research and development costs			$2,735,649
Operating costs	$234,444	$178,944	505,181

	234,444	178,944	3,240,830

Interest expense	47,565	11,623	64,332

Net loss	$(282,009)	$(190,567)	$(3,305,162)

Net loss per share	$(.03)	$(.02)	$(.31)

Weighted average number of common shares	11,224,795	10,947,318	10,664,017

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2004

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390				$(390)	$10,000
Net loss for the period				$(4,029)			(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)		(390)	5,971
Issuance of common stock for cash, February 2001*	10,000	10	$4,990				5,000
Issuance of common stock for cash, March 2001*	10,000	10	4,990				5,000
Issuance of common stock for cash, August 2001*	10,000	10	4,990				5,000
Issuance of common stock for cash, September 2001*	55,000	55	27,445				27,500
Payment for common stock issued under subscription receivable						300	300
Net loss				(31,789)			(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)		(90)	16,982
Issuance of common stock for cash, January 2002*	5,000	5	2,495				2,500
Issuance of common stock for cash, February 2002*	10,000	10	4,990				5,000
Issuance of common stock for cash, April 2002*	25,000	25	12,475				12,500
Issuance of common stock for cash, May 2002*	65,000	65	32,435				32,500
Issuance of common stock for cash, June 2002*	70,000	70	34,930			(2,500)	32,500
Issuance of common stock for cash, August 2002*	10,000	10	4,990				5,000
Issuance of common stock for cash, October 2002*	10,000	10	4,990				5,000
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000				2,500,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)	5,000

Net loss				(2,796,768)			(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)		(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	207,000	207	103,293				103,500
Issuance of common stock for cash, September 2003*	30,000	30	14,970				15,000
Issuance of common stock for services, September 2003*	290,000	290	144,710		$(74,850)		70,150
Payment for common stock issued under subscription agreement						2,500	2,500
Offering costs for private placement offering			(33,774)				(33,774)
Net loss				(190,567)			(190,567)

Balance, December 31, 2003	11,197,000	$11,197	2,868,919	(3,023,153)	(74,850)	(90)	(217,977)
Issuance of notes payable with beneficial conversion feature			19,507				19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980				40,000
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219				62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025				50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999				2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996				7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997				6,000
Amortization of offering costs related to Form SB-2 filing			(10,159)				(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)		6,317
Contribution from shareholder			18,256				18,256
Net loss				(282,009)			(282,009)

Balance, December 31, 2004	11,280,650	$11,281	$3,057,422	$(3,305,162)	$(68,533)	$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2004
	2004	2003
Operating activities
Net loss	$(282,009)	$(190,567)	$(3,305,162)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	40,000	70,150	110,150
Contribution from shareholder	18,256		18,256
Write off deferred offering costs	40,388		40,388
Depreciation	906	907	2,477
Amortization of discount on notes payable	24,310	6,623	33,858
Increase (decrease) in:
Accounts payable	11,653	36,836	55,620
Accrued expenses	28,618	27,893	58,730
Accrued payroll	37,085	1,080	38,165
Accrued interest	5,000	7,219	12,219

Total adjustments	206,216	150,708	3,105,512

Net cash (used) by operating activities	(75,793)	(39,859)	(199,650)

Investing activities
Issuance of notes receivable from stockholders		(23,000)	(23,000)
Repayment (issuance) of notes receivable from stockholders	19,095	3,905	22,095
Advances to related party		(3,250)	805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities	19,095	(22,345)	(5,295)

Financing activities
Repayment of stockholder advances			(32,500)
Advances from stockholders	(3,595)	15,000	35,906
(Increase) decrease in deferred offering costs	(69,493)	(73,339)	(194,534)
Proceeds from issuance of common stock	65,050	118,500	333,940
Proceeds from issuance of subscription		2,500	(90)
Proceeds from issuance of notes payable	62,250		62,250

Net cash provided by financing activities	54,212	62,661	204,972

Net (decrease) increase in cash	(2,486)	457	27
Cash at beginning of year/period	2,513	2,056

Cash at end of year/period	$27	$2,513	$27

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2004
	2004	2003
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$33,774	$33,774

Deferred offering costs netted against issuance of common stock	$10,159	$0	$10,159

Value of beneficial conversion feature of notes payable	$19,507		$19,507

Deferred non-cash offering costs in connection with private placement	$0	$74,850	$74,850

Application of amount due from shareholder Against related party debt	$8,099		$8,099

Amortization of offering costs related To stock for services	$6,317		$6,317

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

1. Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in DeLand, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. Upon the successful demonstration of a highway truck engine using the technology, the Company may form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2004 and since November 27, 2000 (date of inception) through December 31, 2004, the Company has had a net loss of $282,009 and $3,305,162, respectively. As of December 31, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Significant Accounting Policies

The significant accounting policies followed are:

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

The Company’s financial instruments include cash and cash equivalents, notes receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

3. Significant Accounting Policies (Continued)

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital as common stock is issued for cash or services. For stock issued as payment for deferred offering costs, these costs have been capitalized and included in a contra-equity account. If there is no issuance of common stock, the costs incurred will be charged to operations.

The Company evaluates the recoverability of its long-lived assets or asset groups, including license agreement, whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceed the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in any of the periods presented.

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2004 and 2003 and the period November 27, 2000 (date of inception) to December 31, 2004 amounted to $0, $0 and $2,735,649, respectively.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 9.

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

3. Significant Accounting Policies (continued)

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 2005; therefore, the Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows of the Company for the Company does not have any options or warrants outstanding as of December 31, 2004.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

4. Option to Acquire License

In July 2002, the Company has exercised its option to obtain a license to commercially exploit certain turbine truck engine technology owned by Alpha. The original agreement required the Company to complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company and other licensing considerations as follows:

•	Licensing fee – $250,000 licensing note payable on August 23, 2005 or agreement is terminated;

•	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled;

•	Royalties – eight percent of net sales after manufacturing and sales commence; and

•	Contract fees for design and engineering services.

Subsequent to December 31, 2004, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

In July 2002, Alpha modified the agreement to allow the Company to acquire the license agreement in advance of completing its registration statement and accepted a note as payment for the licensing fee and for the issuance of 5,000,000 shares of common stock in lieu of the original 10,000,000 shares. The value of these shares was based on $.50 per share, which was the issuance price for common stock under the Company’s private placement offering. In August 2003 and 2004, the agreement was further amended to extend the term of the note and to establish that minimum royalty payments shall begin after the note is settled.

Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine (DCGTE). Alpha is in the business of licensing the use of its DCGTE technology for many different applications, including the manufacture of heavy duty highway truck engines. Alpha and CNF Transportation (formerly Consolidated Freightways, Inc.) have an agreement to form and finance a potential 50/50 joint venture after the demonstration of a highway truck engine for the manufacture and marketing of heavy duty highway truck engines, both for the fleet of CNF Transportation and exclusive sales to the highway trucking industry. CNF Transportation is a large, over the road freight hauling company and manufacturer of heavy duty highway trucks. Upon the receipt of its licensing agreement with Alpha, the Company has assumed Alpha’s right to enter into this joint venture.

The Company has recognized $2,735,649 of research and development expense for the acquisition of the license agreement, as the license is exclusively for the development, manufacturing and sales of the DCGTE and has no future economic benefit relative to other research and development projects.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

5. Convertible notes payable

During the year ended December 31, 2004, the Company issued $62,250 in convertible promissory notes to several parties. As of December 31, 2004, these notes, together with accrued interest, have been converted into common stock at an effective price of $2.00 per share.

6. Note Payable, Stockholder

The note payable to stockholder is due to Alpha as part of the purchase of the license agreement. The note was originally due the earlier of the completion of the Company’s anticipated public offering or August 23, 2004, together with interest at two percent per annum. Effective August 11, 2004, Alpha extended the original due date to August 23, 2005 or the completion of the SB-2 Public Stock Offering. At December 31, 2004 the amount owed under this note amounted to $250,000 plus accrued interest of $12,219. The note is collateralized by the license agreement with Alpha.

Subsequent to December 31, 2004, the Company issued 125,000 shares of common stock as satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

7. Private Placement Offering

In February 2001, the Company authorized a private placement offering of its common stock of up to 4,000,000 shares at $.50 per share (the “Offering”). Related to the Offering, the Company issued 517,000 shares of common stock through December 31, 2003 and realized proceeds of $118,500 during 2003 and $95,000 during 2002. The Offering was terminated upon the Company’s filing of its initial public offering with the Securities and Exchange Commission on Form SB-2.

8. Commitments And Contingencies

In October 2004, the Company entered into a one-year lease with an unrelated party for its existing facility at an annual lease payment of $20,400. Rent expense amounted to $8,573 and $5,112, for the years ended December 31, 2004 and 2003, respectively.

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, due after the note is settled. There are no significant royalty obligations for any period presented.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

8. Commitments And Contingencies (continued)

On August 30, 2001, the Company entered into a consulting agreement with Bradford Capital, Inc. (“Bradford”) whereby Bradford would provide general advisory services to the Company for the purpose of strategic planning and assistance with mergers and acquisitions. The Company paid Bradford an initial fee of $15,000 upon the execution of the agreement. Bradford will also receive compensation in the amount of six percent of all equities raised by Bradford; one and three quarters percent of all debt raised by Bradford. In addition, for all mergers and acquisitions introduced to the Company, Bradford would receive payment based on a sliding scale starting at six percent of the first $25,000,000 down to three and one-half percent after the first $100,000,000. Bradford will receive 5,000 three-year warrants per million dollars for all transactions introduced by Bradford, as stated above, at 115 percent of the closing bid price on the day the Company enters into a letter of intent. As of December 31, 2003, Bradford has not raised any funds nor located any merger or acquisition targets for the Company. As of April 28, 2004, both parties mutually agreed to terminate the consulting agreement based on non-performance. The consulting agreement terminated 60 days from the date of such notice.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of December 31, 2004, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. The Company has accrued $55,000 for unpaid retainer fees as of December 31, 2004. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not performed any design or engineering services through December 31, 2004.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

9. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2004 or 2003.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows:

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2004	2003	2004
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of tax benefit	(3.5)	(3.5)	(3.5)
Deferred tax asset valuation allowance	37.5%	37.5%	37.5%

Effective rate	0.0%	0.0%	0.0%

Deferred tax asset and liability components as of December 31, 2004 are as follows:

Net deferred tax assets:
Net operating loss	$11,000
Capitalized costs	1,216,200

1,227,200
Valuation allowance	(1,227,200)

Net deferred income taxes	$0

Since management of the Company believes it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2004.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes totaling $29,078, which expire beginning in 2022.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2004

10. Related Party Transactions

During the year ended December 31, 2003, the Company advanced $8,099 to the majority stockholder. This advance is unsecured, non-interest bearing and has no specific repayment terms. In April 2004, this amount was assigned to a related party in exchange for a reduction of amounts owed to him, which is recorded as a note payable in the accompanying balance sheet.

Also during the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2004 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms. During the year ended December 31, 2004, the Company repaid $5,000 and in April 2004, the related party accepted assignment of the shareholder advance of $8,099 as an additional repayment of the outstanding balance.

During the year ended December 31, 2004, an officer and shareholder of the Company transferred 20,748 shares of the Company’s common stock valued at $18,256 for relief of accrued interest on convertible notes payable on behalf of the Company. As such, a contribution and related expense have been included in the financial statements.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

11. Subsequent Event

Subsequent to December 31, 2004, the Company issued 125,000 shares of registered common stock valued at $2.00 per share in satisfaction of the $250,000 note payable to Alpha Engines Corp. and began accruing minimum annual royalty payments of $250,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

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

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	48	Chief Executive Officer and Chairman of the Board

Jay G. Hilden	53	President, Chief Operating Officer and Director

James A. Teters, Jr.	48	Director

Phyllis J. Rouse	46	Vice President, Secretary, Treasurer and Director

Robert Adamo	41	Director

Biographies

Michael Rouse is the founder of the Company and currently serves as its Chairman and Chief Executive Officer. Mr. Rouse is Vice President of Cox-Rouse Construction & Development Corporation, a commercial real estate developer located in Deland, Florida. Mr. Rouse is a commercial building contractor and developer, and licensed commercial aircraft pilot. Mr. Rouse was President of M&D Aircraft Leasing and Skydive Palatka, a successful parachute center, from October 1995 to June 2002, until he sold Skydive Palatka. He received his schooling in Management Training at United States Steel Corporation in 1975; Computer Programming at Daytona Beach Community College in 1993; and Science, Art and Drafting at Valpraiso Industrial Arts School in 1973. He is a former Production Manager for United States Steel, and General Manager of Freefall Express, Inc., an airplane leasing company, from 1989 to 1990.

Jay G. Hilden serves as the President, Chief Operating Officer and Director. Currently, he is the President of Sky Supplies, Inc., a designer and manufacturer of aircraft cargo nets and military parachute products and is an active vendor for the Defense Logistics Agency. He received a BS in Business Administration from the University of Central Florida in 1975 and has been involved in management for most of his business career. In addition, he has been involved in various aviation activities and exploration of coal, oil and gas properties personally owned in Kentucky.

James A. Teters, Jr. serves as a Director. Currently, Mr. Teters is Vice President and Regional Sales Manager for Aurum Technology, Orlando, Florida, responsible for identifying, qualifying, and sales for a complete line of products to financial institutions from December 2002 to present. Mr. Teters was President of Turbine Truck Engines where he developed, implemented and executed marketing and sales strategy for VC presentations from May 2002 to November 2002. Mr. Teters was Vice President, Sales for Incurrent Solutions, Inc., Orlando, Florida, responsible for identifying, strategizing and closing sales for ASP and in-house Internet based customer care from January 2001 to April 2002. Mr. Teters started as Regional Manager, Strategic Business Development responsible for specialty sales generated to target banks with $1 - $10 billion in assets with a focus on outsourced core processing and was promoted to National Sales, Senior Sales Executive responsible for identifying, qualifying, strategizing and managing in-house and service bureau sales from December 1999 – July 2000. Director of Business Development for Phoenix International, Inc., Heathrow, Florida, responsible for creating new sales opportunities and closing fourth generation client/server based banking software from January 1998 – December 1999.

Phyllis J. Rouse serves as the Company’s Vice President, Secretary, Treasurer and as a Director. From 1997 to present, Mrs. Rouse is a public school administrator at Yulee Elementary School in Yulee, Florida. She has extensive administrative experience and training in accountability for all budgets, curriculum, student performance, personnel, facilities, discipline, while supervising over 70 personnel and 650 students on a daily basis. Mrs. Rouse is the sister-in-law of Michael Rouse.

Robert Adamo serves as a Director. Mr. Adamo is currently President of TAB Express International which was founded in 1992. TAB has become one of the premier flight schools in the country. TAB operates a fleet of turbine powered aircraft. TAB is currently in the start up phase of a new airline which will be flying city to city in Florida and to the Bahamas. The start up date is January 1, 2004. Mr. Adamo is a commercial rated pilot and mechanic with extensive background in the workings of turbine engines, having completed Pratt and Whitney Turbine School in 1998. He is a current Airframe and Powerplant mechanic and Inspection Authority, the highest rating you can receive from the Federal Aviation Administration.

AUDIT COMMITTEE

The Audit Committee consists of Michael Rouse and David Cox, Chief Accounting Officer. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. The board of directors has determined that David Cox is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent. Mr. Cox is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

	Annual Compensation				Long-Term Compensation Awards			All Other Compensation
Name	Fiscal Year	Salary		Bonus	Restricted Stock Awards ($) (#)		Securities Underlying Options	Matching 401k	Group Life Insurance Premium
Michael Rouse	2004 2003	$ $	52,000 52,000	0 0	0 0	0 0	0 0	0 0	0 0
James A. Teters, Jr.	2004 2003		0 0	0 0	0 0	0 0	0 0	0 0	0 0
Phyllis J. Rouse	2004 2003		$0 10,000	0 0	0 0	0 0	0 0	0 0	0 0
Jay G. Hilden	2004 2003		0 0	0 0	0 0	0 0	0 0	0 0	0 0

We may hire additional executive employees and/or change the compensation paid to and benefits received by our current executive employees, as our Board of Directors deems advisable or necessary. We plan to reimburse our executive employees for all travel expenses incurred in connection with the business of the Company. To date, the Company’s Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive employees.

Future Compensation

Upon approval of our Board of Directors, we may increase the current levels of compensation to employees, officers, or directors either through the use of additional wages, incentive programs, restricted stock awards, or otherwise.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2004, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,979,252	42.1%
Alpha Engines Corporation (1)	5,000,000	42.1%
Phyllis J. Rouse (3)	100,000	0.8%
Jay G. Hilden	100,000	0.8%
James A. Teters, Jr.	100,000	0.8%
Robert Adamo	100,000	0.8%
All directors and executive officers as a group (5 persons)	5,379,252	45.5%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2000, the Company’s Chief Executive Officer, Michael Rouse, personally entered into a transaction whereby he was granted an option to acquire the exclusive use of the Alpha Technology for $250,000, 10,000,000 shares of our common stock and a royalty payment. On November 27, 2000, Mr. Rouse assigned his rights in the Option Agreement to the Company for 10,000,000 shares of common stock. The Option Agreement had no tangible value.

10,000,000 shares were issued at par value in exchange for the option. As of the date hereof, Mr. Rouse has returned 5,000,000 shares to the Company for purposes of reducing dilution and strengthening the Company’s capital structure to help complete this offering. No consideration was provided. In July 2002, Alpha modified the agreement to allow the Company to acquire the license agreement in advance of completing its registration statement and accepted a note as payment for the licensing fee and for the issuance of 5,000,000 shares of common stock in lieu of the original 10,000,000 shares. As of the December 31, 2004, there are 11,280,650 shares issued and outstanding. Certain family members of Michael Rouse, our CEO, own shares of the Company.

ITEM 13. EXHIBITS

(a) Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated March 28, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Principal Accounting Officer, dated March 28, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated March 28, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2004 and 2003, we were billed by our accountants, Pender Newkirk & Company, approximately $22,500 and $18,600 for audit and review fees associated with our 10-KSB and 10-QSB filings.

The Company was also billed approximately $34,000 by our accountants for work related to the filing of Form SB-2.

Tax Fees

During 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $2,800 for tax work.

All Other Fees

During 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $900 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBINE TRUCK ENGINES, INC.

Dated: March 28, 2005	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 28, 2005	By:	/s/ David Cox
Principal Accounting Officer