Form 10QSB
period 2005-03-31
TURBINE TRUCK ENGINES INC
filed 2005-05-16
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  YES    ☐  NO

There were 11,490,350 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    No  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

As of March 31, 2005 (unaudited) and for the

three months ended March 31, 2005 and 2004 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2005 (unaudited) and for the

three months ended March 31, 2005 and 2004 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

March 31, 2005

(unaudited)

Assets

Current assets:
Cash	$3,090

Total current assets	3,090

Furniture and equipment, net of accumulated depreciation of $2,705 at March 31, 2005 (unaudited)	2,490

Deferred offering costs	94,601

$100,181

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$48,829
Accrued expenses	118,143
Accrued interest	12,879
Accrued royalty fees	41,667
Due to related party	15,305
Notes payable, related party	1,901

Total current liabilities	238,724

Stockholders’ deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 11,490,350 shares issued and outstanding at March 31, 2005 (unaudited)	11,490
Additional paid-in capital	3,451,292
Deficit accumulated during development stage	(3,542,410)
Deferred non-cash offering costs	(58,825)
Subscription receivable	(90)

Total stockholders’ deficit	(138,543)

$100,181

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2005
	2005	2004
	(Unaudited)		(Unaudited)
Research and development costs			$2,735,649
Operating costs	$236,588	$11,576	741,769

	236,588	11,576	3,477,418
Interest expense	660	2,906	64,992

Net loss	$(237,248)	$(14,482)	$(3,542,410)

Net loss per share	$(.02)	$(.001)	$(.33)

Weighted average number of common shares	11,429,800	11,197,000	10,707,500

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2003 and 2002,

the Three Months Ended March 31, 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390				$(390)	$10,000
Net loss for the period				$(4,029)			(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)		(390)	5,971
Issuance of common stock for cash, February 2001*	10,000	10	$4,990				5,000
Issuance of common stock for cash, March 2001*	10,000	10	4,990				5,000
Issuance of common stock for cash, August 2001*	10,000	10	4,990				5,000
Issuance of common stock for cash, September 2001*	55,000	55	27,445				27,500
Payment for common stock issued under subscription receivable						300	300
Net loss				(31,789)			(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)		(90)	16,982
Issuance of common stock for cash, January 2002*	5,000	5	2,495				2,500
Issuance of common stock for cash, February 2002*	10,000	10	4,990				5,000
Issuance of common stock for cash, April 2002*	25,000	25	12,475				12,500
Issuance of common stock for cash, May 2002*	65,000	65	32,435				32,500
Issuance of common stock for cash, June 2002*	70,000	70	34,930			(2,500)	32,500
Issuance of common stock for cash, August 2002*	10,000	10	4,990				5,000
Issuance of common stock for cash, October 2002*	10,000	10	4,990				5,000
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000				2,500,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)	5,000
Net loss				(2,796,768)			(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)		(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	207,000	207	103,293				103,500
Issuance of common stock for cash, September 2003*	30,000	30	14,970				15,000
Issuance of common stock for services, September 2003*	290,000	290	144,710		$(74,850)		70,150
Payment for common stock issued under subscription agreement						2,500	2,500
Offering costs for private placement offering			(33,774)				(33,774)
Net loss				(190,567)			(190,567)

Balance, December 31, 2003	11,197,000	$11,197	2,868,919	(3,023,153)	(74,850)	(90)	(217,977)
Issuance of notes payable with beneficial conversion feature			19,507				19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980				40,000
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219				62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025				50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999				2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996				7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997				6,000
Amortization of offering costs related to Form SB-2 filing			(10,159)				(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)		6,317		18,256
Contribution from shareholder			18,256
Net loss				(282,009)			(282,009)

Balance, December 31, 2004	11,280,650	$11,281	$3,057,422	$(3,305,162)	$(68,533)	$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2003 and 2002,

the Three Months Ended March 31, 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share) (unaudited)	80,000	$80	$159,920				$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share) (unaudited)	125,000	125	249,875				250,000
Issuance of common stock for cash, February 2005 ($2.00 per share) (unaudited)	3,200	3	6,397				6,400
Issuance of common stock for cash, March 2005 ($2.00 per share) (unaudited)	1,500	1	2,999				3,000
Amortization of offering costs related to Form SB-2 filing (unaudited)			(15,613)				(15,613)
Amortization of stock for services related to Form SB-2 offering (unaudited)			(9,708)		$9,708
Net loss for the three months ended March 31,2005 (unaudited)				$(237,248)			(237,248)

Balance, March 31, 2005 (unaudited)	11,490,350	$11,490	$3,451,292	$(3,542,410)	$(58,825)	$(90)	$(138,543)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2005
	2005	2004
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(237,248)	$(14,482)	$(3,542,410)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	160,000		270,150
Contribution from shareholder			18,256
Write off deferred offering costs			40,388
Depreciation	228	227	2,705
Amortization of discount on notes payable		1,656	33,858
(Decrease) increase in:
Accounts payable	(6,791)	9,443	48,829
Accrued expenses	7,500	9,958	66,230
Accrued payroll	13,747		51,913
Accrued interest	660		12,879
Accrued royalty fees	41,667		41,667

Total adjustments	77,011	21,284	3,182,524

Net cash (used) provided by operating activities	(20,237)	6,802	(219,886)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment (issuance) of notes receivable from stockholders		19,095	22,095
Advances to related party			805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities		19,095	(5,295)

Financing activities
Repayment of stockholder advances	(1,000)	(5,000)	(33,500)
Advances from stockholders	14,900		50,805
Increase in deferred offering costs		(24,629)	(194,534)
Proceeds from issuance of common stock	9,400		343,340
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable		7,750	62,250

Net cash provided (used) by financing activities	23,300	(21,879)	228,271

Net increase in cash	3,063	4,018	3,090

Cash at beginning of year/period	27	2,513

Cash at end of year/period	$3,090	$6,531	$3,090

The accompanying notes are an integral part of the financial statements.

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2005
	2005	2004
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$15,613	$0	$25,771

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$9,708	$0	$16,025

Settlement of notes payable in exchange for common stock	$250,000	$0	$250,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2003 and 2002,

the Three Months Ended March 31, 2005 and 2004 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2005 and 2004 and the Period November 27, 2000 (Date of Inception) through March 31, 2005, (b) the financial position at March 31, 2005, and (c) cash flows for the three month periods ended March 31, 2005 and 2004, and the Period November 27, 2000 (Date of Inception) through March 31, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2005 and since November 27, 2000 (date of inception) through March 31, 2005, the Company has had a net loss of $237,248 and $3,542,410, respectively. As of March 31, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, due the earlier of August 2005 or the filing of the Company’s registration statement, which will be reduced by production royalties paid. The Company has accrued $41,667 in royalty fees as of March 31, 2005.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of March 31, 2005, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. The Company has accrued $62,500 and $21,500 for unpaid retainer fees as of March 31, 2005 and 2004, respectively. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not performed any design or engineering services through March 31, 2005.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2003 and 2002,

the Three Months Ended March 31, 2005 and 2004 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2005 (unaudited)

4. Note Payable, Stockholder

A note payable to stockholder was due to Alpha as part of the purchase of the license agreement. The note was originally due the earlier of the completion of the Company’s anticipated public offering or August 23, 2004, together with interest at two percent per annum. Effective August 11, 2004, Alpha extended the original due date to August 23, 2005 or the completion of the SB-2 Public Stock Offering. The note is collateralized by the license agreement with Alpha.

Effective February 4, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the Company began to accrue the minimum royalty fees.

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

Step 1 of this process will be completed by Alpha in connection with performing the design and construction of the prototype engine at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, FL 32724. In Step 2, we will also rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. In Step 3, we intend to construct our own office and demonstration facilities. We will design a facility and hire a licensed general contractor to complete the project. All of these steps are intended to be funded from the proceeds of the Form SB-2 Offering.

At this stage of our development, we have not developed a marketing plan to bring our product to market. No proceeds from the Form SB-2 Offering are being allocated to develop such a marketing plan and we are only focusing on completing this stage of our development. In the event we are unable to raise the funds from the Form SB-2 Offering or future offerings, we will be unable to continue any business operations.

These initial steps are intended to be completed with the funds from the Form SB-2 Form Offering. Should we be unable to raise the funds from the Form SB-2 Offering, we may attempt a private placement or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Operating Costs – During the three months ended March 31, 2005 and 2004, operating costs totaled $236,588 and $11,576, respectively. The increase of $225,012 was attributable principally to a royalty fees of $41,667, payroll expenses of $15,900 and an increase in $161,141 consulting fees.

Interest Expense - Net - During the three months ended March 31, 2005 and 2004 net interest expense totaled $660 and $2,906, respectively. The decrease of $2,246 was due to the conversion of the $250,000 note payable during February 2005.

The net loss for the three months ended March 31, 2005 of $237,248 as compared to the three months ended March 31, 2004 of $14,482 increased by $222,766. The increase in the net loss was mainly attributable to the royalty fees of $41,667, additional payroll expenses of $15,900 and an increase in consulting fees of $161,141.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2005 and 2004 and since November 27, 2000 (date of inception) through March 31, 2005, the Company has had net losses of $237,248, $14,482 and $3,542,410, respectively. As of March 31, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2005 we raised cash of $268,889 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August 2004, our Form SB-2 Registration Statement became effective and we raised an additional $74,451 through common stock sales, therefore, we offset $25,771 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses. At March 31, 2005 we had cash totaling $3,090.

Since our inception through March 31, 2005 we have incurred approximately $3,477,418 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,300, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $3,542,410 and a working capital deficit of $235,634.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from the public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months without receiving proceeds from the Form SB-2 Offering we can satisfy our current cash requirements for approximately six months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from the Form SB-2 Offering, we intend to secure a larger office, manufacturing and testing facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of this offering.

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

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally five to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciaiotn account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and are charged against additional paid-in capital as common stock is issued.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows of the Company.

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Turbine Truck Engines, Inc., particularly during the period when this report was being prepared.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and executive officer has been executed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the three month period ended March 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2005, 80,000 shares of common stock were issued to three consultants for serving on an Advisory Board at $2.00 per share.

During February 2005, 125,000 shares of common stock were issued in conversion of notes payable at $2.00 per share. Also during February 2005, the Company issued 3,200 shares of common stock to qualified investors under the Form SB-2 at an offering price of $2.00 per share for a total of $6,400.

During March 2005, the Company issued 1,500 shares of common stock to qualified investors under the Form SB-2 offering at a price of $2.00 per share for a total of $3,000.

Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated May 14, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer, dated May 14, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated May 14, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 14, 2005	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 14, 2005	By:	/s/ David Cox
Principal Accounting Officer