Form 10QSB
period 2005-06-30
TURBINE TRUCK ENGINES INC
filed 2005-08-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

There were 11,620,000 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Financial Statements

Three and Six Months Ended

June 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)

Contents

Financial Statements:

Balance Sheet as of June 30, 2005 (Unaudited)	1
Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)	2
Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2005 (Unaudited) and the Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)	3-4
Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)	5-6
Notes to Financial Statements	7-8

Turbine Truck Engines, Inc.

(A Development Stage Company)

Balance Sheet

June 30, 2005

(Unaudited)

Assets
Current assets:
Cash	$12,500
Prepaid expenses	5,000

Total current assets	17,500

Furniture and equipment, net of accumulated depreciation of $2,932	2,263

$19,763

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,445
Accrued expenses	66,230
Accrued interest	12,879
Accrued payroll	65,722
Due to related party	33,706
Accrued royalty fee	104,167

Total current liabilities	$328,149

Stockholders’ deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 11,620,000 shares issued and outstanding	11,620
Additional paid in capital	3,825,604
Deficit accumulated during development stage	(3,975,520)
Prepaid consulting services paid with common stock	(170,000)
Subscription receivable	(90)

Total stockholders’ deficit	(308,386)

$19,763

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2005
	2005	2004	2005	2004
Research and development costs					$2,735,649
Operating costs	$433,110	$31,403	$669,698	$42,979	1,174,879

	433,110	31,403	669,698	42,979	3,910,528

Interest expense		19,263	660	22,170	64,992

Net loss	$(433,110)	$(50,666)	$(670,358)	$(65,149)	$(3,975,520)

Net loss per share	$(.04)	$(.01)	$(.06)	$(.01)	$(.37)

Weighted average number of common shares	11,506,152	11,197,000	11,468,187	11,197,000	10,750,864

The accompanying notes are an integral part of the financial statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Years the Six Months Ended June 30, 2005 (Unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2005 (Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390					$(390)	$10,000
Net loss for the period				$(4,029)				(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)			(390)	5,971
Issuance of common stock for cash, February 2001*	10,000	10	$4,990					5,000
Issuance of common stock for cash, March 2001*	10,000	10	4,990					5,000
Issuance of common stock for cash, August 2001*	10,000	10	4,990					5,000
Issuance of common stock for cash, September 2001*	55,000	55	27,445					27,500
Payment for common stock issued under subscription receivable							300	300
Net loss				(31,789)				(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)			(90)	16,982
Issuance of common stock for cash, January 2002*	5,000	5	2,495					2,500
Issuance of common stock for cash, February 2002*	10,000	10	4,990					5,000
Issuance of common stock for cash, April 2002*	25,000	25	12,475					12,500
Issuance of common stock for cash, May 2002*	65,000	65	32,435					32,500
Issuance of common stock for cash, June 2002*	70,000	70	34,930				(2,500)	32,500
Issuance of common stock for cash, August 2002*	10,000	10	4,990					5,000
Issuance of common stock for cash, October 2002*	10,000	10	4,990					5,000
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000					2,500,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)	5,000
Net loss				(2,796,768)				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)			(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	207,000	207	103,293					103,500
Issuance of common stock for cash, September 2003*	30,000	30	14,970					15,000
Issuance of common stock for services, September 2003*	290,000	290	144,710		$(74,850)			70,150
Payment for common stock issued under subscription agreement							2,500	2,500
Offering costs for private placement offering			(33,774)					(33,774)
Net loss				(190,567)				(190,567)

Balance, December 31, 2003	11,197,000	$11,197	2,868,919	(3,023,153)	(74,850)		(90)	(217,977)
Issuance of notes payable with beneficial conversion feature			19,507					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980					40,000
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997					6,000
Amortization of offering costs related to Form SB-2 filing			(10,159)					(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)		6,317
Contribution from shareholder			18,256					18,256
Net loss				(282,009)				(282,009)

Balance, December 31, 2004	11,280,650	$11,281	$3,057,422	$(3,305,162)	$(68,533)		$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2005 (Unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2005 (Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share) (unaudited)	80,000	$80	$159,920						$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share) (unaudited)	125,000	125	249,875						250,000
Issuance of common stock for cash, February 2005 ($2.00 per share) (unaudited)	3,200	3	6,397						6,400
Issuance of common stock for cash, March 2005 ($2.00 per share) (unaudited)	1,500	1	2,999						3,000
Amortization of offering costs related to Form SB-2 filing (unaudited)			(31,216)						(31,216)
Amortization of stock for services related to Form SB-2 offering (unaudited)			(19,413)			$19,413
Issuance of common stock for services, April 2005 ($2.00 per share) (unaudited)	5,000	5	9,995						10,000
Capital contribution from stockholder, May 2005 (unaudited)			170,000						170,000
Issuance of common stock for cash, May 2005 ($2.00 per share) (unaudited)	15,550	16	31,084						31,100
Write off of stock for services related to Form SB-2 filing (unaudited)						49,120			49,120
Issuance of common stock for cash, June 2005 ($2.00 per share) (unaudited)	9,100	9	18,191						18,200
Issuance of common stock for services, June 2005 ($1.70 per share) (unaudited)	100,000	100	169,900				$(170,000)
Capital contribution from stockholder, June 2005 (unaudited)			450						450
Net loss for the six months ended June 30, 2005 (unaudited)				$(670,358)					(670,358)

Balance, June 30, 2005 (unaudited)	11,620,000	$11,620	$3,825,604	$(3,975,520)	$		$(170,000)	$(90)	$(308,386)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2005
	2005	2004
Operating activities
Net loss	$(670,358)	$(65,149)	$(3,975,520)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	170,000		280,150
Expenses paid by stockholder contribution	170,450		188,706
Write off deferred offering costs	78,995		119,383
Write off of non-cash deferred offering costs	49,120		49,120
Depreciation	455	454	2,932
Amortization of discount on notes payable		14,528	33,858
(Increase) in prepaid expenses	(5,000)		(5,000)
Increase (decrease) in:
Accounts payable	(10,175)	(284)	45,445
Accrued expenses	7,500	7,127	66,230
Accrued payroll	27,557	13,400	65,722
Accrued royalty fees	104,167		104,167
Accrued interest	660	14,860	12,879

Total adjustments	593,729	50,085	3,699,241

Net cash (used) by operating activities	(76,629)	(15,064)	(276,279)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders		19,900	22,095
Advances from related party			805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities		19,900	(5,295)

Financing activities
Advances (repayment) of stockholder advances	30,400	(12,999)	33,805
(Increase) decrease in deferred offering costs		(50,286)	(194,533)
Proceeds from issuance of common stock	58,702		392,642
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable		60,349	62,250

Net cash provided (used) by financing activities	89,102	(2,936)	294,074

Net increase in cash	12,473	1,900	12,500

Cash at beginning of year/period	27	2,513

Cash at end of year/period	$12,500	$4,413	$12,500

The accompanying notes are an integral part of the financial statements.

	Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2005
	2005	2004
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$31,216	$0	$41,374

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$19,413	$0	$25,730

Settlement of notes payable in exchange for common stock	$250,000	$0	$250,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Six Months Ended June 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2005 and 2004 and the Period November 27, 2000 (Date of Inception) through June 30, 2005, (b) the financial position at June 30, 2005, and (c) cash flows for the six month periods ended June 30, 2005 and 2004, and the Period November 27, 2000 (Date of Inception) through June 30, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For three and six months ended June 30, 2005 and since November 27, 2000 (date of inception) through June 30, 2005, the Company has had a net loss of $433,110, $670,358 and $3,975,520, respectively. As of June 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. The Company has accrued $104,167 in royalty fees as of June 30, 2005.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of June 30, 2005, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Six Months Ended June 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through June 30, 2005 (Unaudited)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 and $29,000 for unpaid retainer fees as of June 30, 2005 and 2004. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not performed any design or engineering services through June 30, 2005.

4. Notes Payable-Stockholder

A $250,000 note payable to stockholder was due as part of the purchase of the license agreement. The note was originally due the earlier of the completion of the Company’s anticipated public offering or August 23, 2004, together with interest at two percent per annum. Effective August 11, 2004, Alpha extended the original due date to August 23, 2005 or the completion of the SB-2 Public Stock Offering. The note is collateralized by the license agreement with Alpha.

Effective February 4, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the Company began to accrue the minimum royalty fees.

5. Subsequent Event

Subsequent to June 30, 2005, the Company’s entered into an agreement with U.S. Capital Partners, Inc. (“U.S. Capital”) to assist the Company on a “best efforts” basis in raising approximately $2 million in a private offering of a convertible debt instrument. U.S. Capital is entitled to 8% of the total proceeds raised from the sale of a equity security, 4% of the total proceeds resulting from the sale of debt of the Company and a 1% non-accountable expense allowance. Upon the first closing, U.S. Capital will also receive 2% of the Company’s outstanding shares of common stock at a price of $.01 per share. In the event the first closing is a partial close, U.S. Capital shares will be pro-rated and held in escrow until the final closing. The Company also agreed to cause the greater of two individuals or 30% of the number of directors to be elected to the board of directors for a period of 36 months from the closing of the offering.

The Company is offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consists of 50,000 shares of convertible preferred stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and to develop a prototype. Currently, no units have been sold. The preferred shares will yield an annual dividend of 10% payable in either cash or stock at the Company’s discretion. The Private Placement Memorandum is scheduled to terminate December 31, 2005.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

Background of our Company

We are a development-stage company and not yet generating any revenues. Although we will not generate any revenues at this stage of our development, we intend to generate future revenues from the sale of engines and taking purchase orders or by the sale of licenses to engine manufactures.. This, however, will not happen during this stage of the Company’s development. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed four working prototypes. We need to redesign an engine for our application based on this proven Patented Core Technology. We are relying on Alpha to design, construct and test a 540 horsepower engine prototype for our licensed application. Our primary focus is to complete the Private Placement offering of our securities for the purpose of funding initial stages of operations.

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

Since we have had a limited history of operations, we anticipate that our quarterly results of operations could fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as the DCGT. In July 2002, we acquired the license for the DCGT technology for the manufacture and marketing of heavy-duty highway truck engines.

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete design and build prototype engine
Cost:	$75,000
Time frame:	6 months

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities
Cost:	$48,000

Step 1 of this process will be completed by Alpha in connection with performing the design and construction of the prototype engine at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, FL 32724. In Step 2, we will also rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. In Step 3, we intend to lease our office and demonstration facilities. All of these steps are intended to be funded from the proceeds of the Private Placement Memorandum.

At this stage of our development, we have not developed a marketing plan to bring our product to market. No proceeds from the Private Placement Memorandum are being allocated to develop such a marketing plan and we are only focusing on completing this stage of our development. In the event we are unable to raise the funds from the Private Placement Memorandum or future offerings, we will be unable to continue any business operations.

These initial steps are intended to be completed with the funds from the Private Placement Memorandum. Should we be unable to raise the funds from the Private Placement Memorandum, we may attempt a Secondary Offering or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Operating Costs – During the three months ended June 30, 2005 and 2004, operating costs totaled $433,110 and $31,403, respectively. The increase of $401,707 was attributable principally to royalty fees of $62,500, an increase in legal and accounting fees of $25,753, an increase of $174,500 in consulting fees and the write off of deferred offering costs of $128,115.

Interest Expense - Net - During the three months ended June 30, 2005 and 2004 net interest expense totaled $0 and $19,263, respectively. The decrease of $19,263 was due to the conversion of the $250,000 note payable during February 2005.

The net loss for the three months ended June 30, 2005 of $433,110 as compared to the three months ended June 30, 2004 of $50,666 increased by $382,444. The increase in the net loss was mainly attributable to the royalty fees of $62,500, an increase in legal and accounting fees of $25,753, an increase in consulting fees of $174,500 and the write off of deferred offering costs of $128,115.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Operating Costs – During the six months ended June 30, 2005 and 2004, operating costs totaled $669,698 and $42,979, respectively. The increase of $626,719 was attributable principally to royalty fees of $104,167, an increase in legal and accounting fees of $28,164, an increase of $335,644 in consulting fees and the write off of deferred offering costs of $128,115.

Interest Expense - Net - During the six months ended June 30, 2005 and 2004 net interest expense totaled $660 and $22,170 respectively. The decrease of $21,510 was due to the conversion of the $250,000 note payable during February 2005.

The net loss for the six months ended June 30, 2005 of $670,358 as compared to the six months ended June 30, 2004 of $65,149 increased by $605,209. The increase in the net loss was mainly attributable to the increase in royalty fees, professional fees, consulting fees and the write off of deferred offering costs.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three and six months ended June 30, 2005 and since November 27, 2000 (date of inception) through June 30, 2005, the Company has had net losses of $433,110, $670,358 and $3,975,520, respectively. As of June 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2005 we raised cash of $268,889 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August 2004, our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, therefore, we offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses and the repayment of debt. As of May 25, 2005, the Form SB-2 offering has been closed and the remaining deferred offering costs of $128,115 were written off in the Statement of Operations. Subsequent to June 30, 2005, the Company is offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consists of 50,000 shares of convertible preferred stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and to develop a prototype. Currently, no units have been sold. The preferred shares will yield an annual dividend of 10% payable in either cash or stock at the Company’s discretion. The Private Placement Memorandum is scheduled to terminate December 31, 2005. At June 30, 2005 we had cash totaling $12,500.

Since our inception through June 30, 2005 we have incurred $3,782,413 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,300, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2005, we had an accumulated deficit of $3,847,405 and a working capital deficit of $310,649.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from the Private Placement Memorandum, future debt issuances, a Secondary Offering or potential license fees, to finance our planned operations through the next 12 months. Without receiving proceeds from the Private Placement Offering Memorandum we can satisfy our current cash requirements for approximately eight months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from the Private Placement Memorandum, we intend to secure a demonstration facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of the Offering.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Turbine Truck Engines, Inc., particularly during the period when this report was being prepared.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and Executive Officer has been executed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the three month period ended June 30, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2005, 5,000 shares of common stock were issued to a consultant for service at $2.00 per share.

During May 2005, 15,550 shares of common stock were issued to qualified investors under the Form SB-2 offering at a price of $2.00 per share for a total of $31,100.

During May 2005, the Form SB-2 offering was closed and the net proceeds were used for general and administrative expenses and the repayment of debt.

During June 2005, the Company issued 9,100 shares of common stock to qualified investors under the Form SB-2 offering at a price of $2.00 per share for a total of $18,200. Also during June 2005, the Company issued 100,000 shares of stock for services valued at $170,000.

Item 3. Defaults Upon Senior Securities

During the six month period ended June 30, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six-month period ended June 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated August 5, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Principal Accounting Officer, dated August 5, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated August 5, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K – Filed July 12, 2005:

Item	1.01 Entry into a Material Definitive Agreement

On July 12, 2005, the Company’s board of directors ratified the terms and conditions of a Letter of Intent entered into on June 14, 2005 with U.S. Capital Partners, Inc. (“U.S. Capital”). U.S. Capital, an NASD member firm, has agreed to assist the Company on a “best efforts” basis in raising approximately $2 million in a private offering of a convertible debt instrument. U.S. Capital is entitled to 4% of the total proceeds raised from the sale of a debt instrument and a 1% non-accountable expense allowance. Upon the first closing, U.S. Capital will also receive 2% of the Company’s outstanding shares of common stock at a price of $.01 per share. In the event the first closing is a partial close, U.S. Capital shares will be pro-rated and held in escrow until the final closing. The Company also agreed to cause the greater of two individuals or 30% of the number of directors to be elected to the board of directors for a period of 36 months from the closing of the offering.

(b)	Departure of Chief Accounting Officer and Resignation of Director

On June 27, 2005, the Company’s Chief Accounting Officer, David M. Cox, tendered his resignation to the Company for the purpose of allowing the Company to appoint a Chief Accounting Officer with greater expertise to assist in financial decisions affecting the Company’s growth.

On July 12, 2005, the Company accepted the resignation of Robert Adamo from the board of directors. There are no material disagreements between Mr. Adamo and the Company and Mr. Adamo’s resignation was voluntary.

(c)	Appointment of New Chief Accounting Officer

On July 12, 2005, the Company approved the appointment of Rebecca A. McDonald of Dickinson & McDonald, P.A. to serve as the Company’s Chief Accounting Officer. She will serve for at least one year, at which time the board will determine future terms.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 15, 2005	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 15, 2005	By:	/s/ Rebecca A. McDonald
Chief Accounting Officer