Form 10QSB
period 2005-09-30
TURBINE TRUCK ENGINES INC
filed 2005-11-07
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 11,665,000 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Company)

Financial Statements

Three and Nine Months Ended

September 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)

Contents

Financial Statements:

Balance Sheet as of September 30, 2005 (Unaudited)	2
Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)	3
Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2005 (Unaudited) and the Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)	4-7
Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited) and for the Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)	8-9
Notes to Financial Statements	10-11

Turbine Truck Engines, Inc.

(A Development Stage Company)

Balance Sheet

September 30, 2005

(Unaudited)

Assets
Current assets:
Cash	$278

Total current assets	278

Furniture and equipment, net of accumulated depreciation of $3,159	2,036

$2,314

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$48,489
Accrued expenses	66,230
Accrued interest	12,879
Accrued payroll	79,661
Due to related party	37,606
Accrued royalty fee	166,667

Total current liabilities	$411,532

Stockholders’ deficit:
Preferred stock; $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 11,665,000 shares issued and outstanding	11,665
Additional paid in capital	3,870,559
Deficit accumulated during development stage	(4,095,352)
Prepaid consulting services paid with common stock	(196,000)
Subscription receivable	(90)

Total stockholders’ deficit	(409,218)

$2,314

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2005
	2005	2004	2005	2004
Research and development costs					$2,735,649
Operating costs	$119,832	$125,009	$789,530	$167,990	1,294,711

	119,832	125,009	789,530	167,990	4,030,360
Interest expense		24,147	660	46,315	64,992

Net loss	$(119,832)	$(149,156)	$(790,190)	$(214,305)	$4,095,352

Net loss per share	$(.01)	$(.01)	$(.07)	$(.02)	$(.38)

Weighted average number of common shares	11,656,099	11,228,133	11,531,380	11,207,453	10,797,948

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2005 (Unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2005 (Unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period

Balance, December 31, 2000	10,390,000	10,390
Issuance of common stock for cash, February 2001*	10,000	10
Issuance of common stock for cash, March 2001*	10,000	10
Issuance of common stock for cash, August 2001*	10,000	10
Issuance of common stock for cash, September 2001*	55,000	55
Payment for common stock issued under subscription receivable
Net loss

Balance, December 31, 2001	10,475,000	10,475
Issuance of common stock for cash, January 2002*	5,000	5
Issuance of common stock for cash, February 2002*	10,000	10
Issuance of common stock for cash, April 2002*	25,000	25
Issuance of common stock for cash, May 2002*	65,000	65
Issuance of common stock for cash, June 2002*	70,000	70
Issuance of common stock for cash, August 2002*	10,000	10
Issuance of common stock for cash, October 2002*	10,000	10
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)
Net loss

Balance, December 31, 2002	10,670,000	10,670
Issuance of common stock for cash, February 2003*	207,000	207
Issuance of common stock for cash, September 2003*	30,000	30
Issuance of common stock for services, September 2003*	290,000	290
Payment for common stock issued under subscription agreement
Offering costs for private placement offering
Net loss

Balance, December 31, 2003	11,197,000	$11,197
Issuance of notes payable with beneficial conversion feature
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3
Amortization of offering costs related to Form SB-2 filing
Amortization of stock for services related to Form SB-2 offering
Contribution from shareholder
Net loss

Balance, December 31, 2004	11,280,650	$11,281

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000					$(390)	$10,000
Net loss for the period		$(4,029)				(4,029)

Balance, December 31, 2000		(4,029)			(390)	5,971
Issuance of common stock for cash, February 2001*	$4,990					5,000
Issuance of common stock for cash, March 2001*	4,990					5,000
Issuance of common stock for cash, August 2001*	4,990					5,000
Issuance of common stock for cash, September 2001*	27,445					27,500
Payment for common stock issued under subscription receivable					300	300
Net loss		(31,789)				(31,789)

Balance, December 31, 2001	42,415	(35,818)			(90)	16,982
Issuance of common stock for cash, January 2002*	2,495					2,500
Issuance of common stock for cash, February 2002*	4,990					5,000
Issuance of common stock for cash, April 2002*	12,475					12,500
Issuance of common stock for cash, May 2002*	32,435					32,500
Issuance of common stock for cash, June 2002*	34,930				(2,500)	32,500
Issuance of common stock for cash, August 2002*	4,990					5,000
Issuance of common stock for cash, October 2002*	4,990					5,000
Issuance of common stock to acquire licensing agreement, July 2002*	2,495,000					2,500,000
Shares returned to treasury by founding stockholder, July 2002	5,000
Net loss		(2,796,768)				(2,796,768)

Balance, December 31, 2002	2,639,720	(2,832,586)			(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	103,293					103,500
Issuance of common stock for cash, September 2003*	14,970					15,000
Issuance of common stock for services, September 2003*	144,710		$(74,850)			70,150
Payment for common stock issued under subscription agreement					2,500	2,500
Offering costs for private placement offering	(33,774)					(33,774)
Net loss		(190,567)				(190,567)

Balance, December 31, 2003	2,868,919	(3,023,153)	(74,850)		(90)	(217,977)
Issuance of notes payable with beneficial conversion feature	19,507					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	39,980					40,000
Conversion of notes payable, August 2004 ($2.00 per share)	62,219					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	50,025					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,999					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	6,996					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	5,997					6,000
Amortization of offering costs related to Form SB-2 filing	(10,159)					(10,159)
Amortization of stock for services related to Form SB-2 offering	(6,317)		6,317
Contribution from shareholder	18,256					18,256
Net loss		(282,009)				(282,009)

Balance, December 31, 2004	$3,057,422	$(3,305,162)	$(68,533)		$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2005 (Unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2005 (Unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share) (unaudited)	80,000	$80
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share) (unaudited)	125,000	125
Issuance of common stock for cash, February 2005 ($2.00 per share) (unaudited)	3,200	3
Issuance of common stock for cash, March 2005 ($2.00 per share) (unaudited)	1,500	1
Amortization of offering costs related to Form SB-2 filing (unaudited)
Amortization of stock for services related to Form SB-2 offering (unaudited)
Issuance of common stock for services, April 2005 ($2.00 per share) (unaudited)	5,000	5
Capital contribution from stockholder, May 2005 (unaudited)
Issuance of common stock for cash, May 2005 ($2.00 per share) (unaudited)	15,550	16
Write off of stock for services related to Form SB-2 filing (unaudited)
Issuance of common stock for cash, June 2005 ($2.00 per share) (unaudited)	9,100	9
Issuance of common stock for services, June 2005 ($1.70 per share) (unaudited)	100,000	100
Capital contribution from stockholder, June 2005 (unaudited)
Issuance of common stock for cash, August 2005 ($1.00 per share) (unaudited)	5,000	5
Issuance of common stock for services, July 2005 ($1.00 per share) (unaudited)	40,000	40
Amortization of prepaid services paid for with common stock (unaudited)
Net loss for the nine months ended September 30, 2005 (unaudited)

Balance, September 30, 2005 (unaudited)	11,665,000	$11,665

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share) (unaudited)	$159,920						$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share) (unaudited)	249,875						250,000
Issuance of common stock for cash, February 2005 ($2.00 per share) (unaudited)	6,397						6,400
Issuance of common stock for cash, March 2005 ($2.00 per share) (unaudited)	2,999						3,000
Amortization of offering costs related to Form SB-2 filing (unaudited)	(31,216)						(31,216)
Amortization of stock for services related to Form SB-2 offering (unaudited)	(19,413)			$19,413
Issuance of common stock for services, April 2005 ($2.00 per share) (unaudited)	9,995						10,000
Capital contribution from stockholder, May 2005 (unaudited)	170,000						170,000
Issuance of common stock for cash, May 2005 ($2.00 per share) (unaudited)	31,084						31,100
Write off of stock for services related to Form SB-2 filing (unaudited)				49,120			49,120
Issuance of common stock for cash, June 2005 ($2.00 per share) (unaudited)	18,191						18,200
Issuance of common stock for services, June 2005 ($1.70 per share) (unaudited)	169,900				$(170,000)
Capital contribution from stockholder, June 2005 (unaudited)	450						450
Issuance of common stock for cash, August 2005 ($1.00 per share) (unaudited)	4,995						5,000
Issuance of common stock for services, July 2005 ($1.00 per share) (unaudited)	39,960				(40,000)
Amortization of prepaid services paid for with common stock (unaudited)					14,000		14,000
Net loss for the nine months ended September 30, 2005 (unaudited)		$(790,190)					(790,190)

Balance, September 30, 2005 (unaudited)	$3,870,559	$(4,095,352)	$		$(196,000)	$(90)	$(409,218)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2005
	2005	2004
Operating activities
Net loss	$(790,190)	$(214,305)	$(4,095,352)
Adjustments to reconcile net loss to netcash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	184,000	40,000	294,150
Expenses paid by shareholder contribution	170,450	18,256	188,706
Write off of deferred offering costs	78,995	40,388	119,383
Write off of non-cash deferred offering costs	49,120		49,120
Depreciation	682	680	3,159
Amortization of discount on notes payable		24,310	33,858
Increase (decrease) in:
Accounts payable	(7,131)	5,748	48,489
Accrued expenses	7,500	11,702	66,230
Accrued payroll	41,496	24,586	79,661
Accrued royalty fees	166,667		166,667
Accrued interest	660	10,969	12,879

Total adjustments	692,439	176,639	3,797,951

Net cash used by operating activities	(97,751)	(37,666)	(297,401)

Investing activities
Issuance of notes receivable from Stockholders			(23,000)
Repayment of notes receivable from Stockholders		18,995	22,095
Advances to related party			805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities		18,995	(5,295)

Financing activities
Advances (repayment) of stockholder advances	34,300	(3,495)	37,705
(Increase) decrease in deferred offering costs		(69,494)	(194,533)
Proceeds from issuance of common stock	63,702	50,050	397,642
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable		62,250	62,250

Net cash provided by financing activities	98,002	39,311	302,974

Net increase in cash	251	20,640	278

Cash at beginning of year/period	27	2,513

Cash at end of year/period	$278	$23,153	$278

The accompanying notes are an integral part of the financial statements.

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2005
	2005	2004
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$31,216	$9,256	$41,374

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$8,099	$8,099

Amortization of offering costs related to stock for services	$33,413	$0	$39,730

Settlement of notes payable in exchange for common stock	$250,000	$0	$250,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and the Period November 27, 2000 (Date of Inception) through September 30, 2005, (b) the financial position at September 30, 2005, and (c) cash flows for the nine month periods ended September 30, 2005 and 2004, and the period November 27, 2000 (date of inception) through September 30, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2005 and since November 27, 2000 (date of inception) through September 30, 2005, the Company has had a net loss of $119,832, $790,190 and $4,095,352, respectively. As of September 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements, until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. The Company has accrued $166,667 in royalty fees as of September 30, 2005.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of September 30, 2005, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited) and the

Period November 27, 2000 (Date of Inception) through September 30, 2005 (Unaudited)

3. Commitments and Contingencies (continued)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered.

This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 and $47,500 for unpaid retainer fees as of September 30, 2005 and 2004, respectively. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has no design or engineering services through September 30, 2005.

4. Prepaid Consulting Services Paid with Common Stock

During the three and nine months ended September 30, 2005, the Company entered into an agreement with a CPA Firm to provide consulting services. In exchange for those services, the Company issued 20,000 shares of common stock to the accounting firm and 20,000 shares of common stock to the individual providng the consulting services. These shares were valued at $40,000 and $3,333 will be amortized to consulting expense over the next twelve months.

During three and nine months ended September 30, 2005, the Company entered into a 5 year consulting agreement with US Capital Partners Inc. In exchange for this agreement, the Company issued 100,000 shares of common stock valued at $170,000 to be amortized through July 2010 at $2,833 per month.

5. Capital Stock

Effective August 10, 2005, the Company amended its Articles of Incorporation to change the total amount of authorized capital stock from 100,000,000 to 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

6. Private Placement Memorandom

Effective August 1, 2005, the Company entered into an agreement with U.S. Capital Partners, Inc. (“U.S. Capital”) to assist the Company on a “best efforts” basis in raising approximately $2 million in a private offering of a convertible debt instrument. U.S. Capital is entitled to 8% of the total proceeds raised from the sale of a equity security, 4% of the total proceeds resulting from the sale of debt of the Company and a 1% non-accountable expense allowance. Upon the first closing, U.S. Capital will also receive 2% of the Company’s outstanding shares of common stock at a price of $.01 per share. In the event the first closing is a partial close, U.S. Capital shares will be pro-rated and held in escrow until the final closing. The Company also agreed to cause the greater of two individuals or 30% of the number of directors to be elected to the board of directors for a period of 36 months from the close of the offering.

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete design and build prototype engine
Cost:	$75,000
Status:	Completed

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities
Cost:	$48,000

Step 1 of this process has been completed by Alpha in connection with performing the design and construction of the prototype engine at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, FL 32724. In Step 2, we will also rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. In Step 3, we intend to lease our office and demonstration facilities. All of these steps are intended to be funded from the proceeds of the Private Placement Memorandum.

At this stage of our development, we have not developed a marketing plan to bring our product to market. No proceeds from the Private Placement Memorandum are being allocated to develop such a marketing plan and we are only focusing on completing this stage of our development. In the event we are unable to raise the funds from the Private Placement Memorandum, or future offerings, we will be unable to continue any business operations.

These initial steps are intended to be completed with the funds from a Private Placement Memorandum. Should we be unable to raise the funds from the Private Placement Memorandum, we may attempt a secondary offering or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Operating Costs – During the three months ended September 30, 2005 and 2004, operating costs totaled $119,832 and $125,009, respectively. The decrease of $5,177 was attributable principally to a decrease in consulting expenses of $35,200 the write off of offering costs associated with the Private Placement Memorandum of $40,389 during 2004, net of the increase in royalty fees of $62,500 and professional fees of $5,000 during the three months ended September 30, 2005.

Interest Expense - Net - During the three months ended September 30, 2005 and 2004 net interest expense totaled $0 and $24,147, respectively. The decrease of $24,147 was due to the conversion of the $250,000 note payable during February 2005.

The net loss for the three months ended September 30, 2005 of $119,832 as compared to the three months ended September 30, 2004 of $149,156 decreased by $29,324. The decrease in the net loss was mainly attributable to the write off of offering costs associated with the Private Placement Memorandum of $40,389 during 2004, the decrease in consulting expenses of $35,200, the decrease of interest expense of $24,147 net of the increase in royalty fees of $62,500 and the increase in professional fees of $5,000.

For the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Operating Costs – During the nine months ended Septmeber 30, 2005 and 2004, operating costs totaled $789,530 and $167,990, respectively. The increase of $621,540 was attributable principally to an increase of royalty fees of $166,667, an increase in consulting fees of $300,441, the write off of offering costs of $78,995 and an increase in professional fees of $83,282.

Interest Expense - Net - During the nine months ended September 30, 2005 and 2004 net interest expense totaled $660 and $46,315, respectively. The decrease of $45,655 was due to the conversion of the $250,000 note payable issued during February 2005.

The net loss for the nine months ended September 30, 2005 of $790,190 as compared to the nine months ended September 30, 2004 of $214,305 increased by $575,885. The increase in the net loss was mainly attributable to the write off of offering costs associated with the Private Placement Memorandum of $78,995, an increase in consulting fees of $300,441, royalty fees of $166,667 and professional fees of $83,282.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three and nine months ended September 30, 2005 and since November 27, 2000 (date of inception) through September 30, 2005, the Company has had net losses of $119,832, $790,190 and $4,095,352, respectively. As of September 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2005 we raised cash of $273,889 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August, 2004 our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, therefore, we offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses.

As of May 25, 2005, the Form SB-2 offering has been closed and the remaining deferred offering costs of $128,115 were written off and included in the Statement of Operations. Currently, the Company is offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consists of 50,000 shares of convertible stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and prototype development. As of September 30, 2005, no units have been sold. The preferred share will yield an annual dividened of 10% payable in either cash or stock at the Company’s discretion. The Private Placement Memorandum is scheduled to terminate December 31, 2005.

Since our inception through September 30, 2005 we have incurred approximately $4,030,360 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,300, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $4,095,352 and a working capital deficit of $411,254.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from future debt issuances, a secondary offering, or potential license fees to finance our planned operations through the next 12 months. Without receiving proceeds from the Private Placement Memorandum we can satisfy our current cash requirements for approximately nine months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from the Private Placement Memorandum, we intend to secure a demonstration facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of the Private Placement Memorandum.

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

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and charged against additional paid-in capital when the common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

Certification by each Director and Executive Officer has been executed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the nine month period ended September 30, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof. However, effective August 10, 2005, the Company amended its Articles of Incorporation to change the total amount of authorized capital stock from 100,000,000 to 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

During July 2005, the Company issued 40,000 shares of stock for services valued at $40,000.

During August 2005, the Company issued 5,000 shares of common stock to a qualified investor for $1.00 per share for a total of $5,000.

The sale and issuance of securities above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

During the nine month period ended September 30, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated November 11, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer, dated November 11, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated November 11, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – July 12, 2005 –

• Entered into an agreement with U.S. Capital Partners, Inc.

• Departure of Chief Accounting Officer, David M. Cox and appointment of Rebecca A. McDonald as the new Chief Accounting Officer

• Departure of a Director

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 7, 2005	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 7, 2005	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer