Form 10KSB
period 2005-12-31
TURBINE TRUCK ENGINES INC
filed 2006-03-28
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20    , to             , 20    .

Commission File Number

333-109118

Turbine Truck Engines, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1301 International Speedway Boulevard, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock	Over the Counter Bulletin Board
$.001 par value common stock	Over the Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

State issuer’s revenues for its most recent reporting period December 31, 2005.…… $0

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2005 was $22,844,250.

There were 11,715,000 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2005.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated on November 27, 2000. Our authorized capital stock consists of 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

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

We utilized a Regulation D, Rule 506 offering to raise capital and we currently intend to raise $2 million in capital from an SB-2 registration followed by a private placement for a minimum of $10 million to meet the terms and conditions of the Alpha License option agreement. There is no assurance that we will be able to raise $10 million in the future. Failure to raise these funds would adversely affect us by causing delays in developing an engineered prototype which is necessary to secure a manufacturing partner for our engine. Alpha designs, constructs and tests prototypes derived from their core technology and license the technology to companies that have potential ability to commercialize the different applications. To date, Alpha has not licensed its technology to any company other than us, and there are no products on the market utilizing the Alpha technology.

Our major asset is the ownership of an exclusive License from Alpha for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s “Detonation Cycle Gas Turbine Engine” (“DCGT”) technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. Detonation refers to an instant burning of a fuel-air mixture producing an explosion. Cycle refers to the explosion happening in one chamber and then in another chamber, repeating over and over again. Gas is the fuel which is in a gaseous state. Turbine is a rotating wheel or disk connected to a shaft spinning in one direction. This combined process along with the EIC process creates the high efficiency, low emission engine that we intend to bring to market. The License was granted in exchange for shares of our restricted common stock and other considerations.

Our Product

Our product will be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks. To date, we have no marketable product and will rely on Alpha to design, construct and test a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

Alpha has completed the design a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle, which is anticipated to be approximately three years from the completion of the funding of a public offering. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has been at work drawing the design for the truck engine. We need only to design and test an engine that meets our needs using the existing proven technology; however, this takes a considerable amount of money.

Alpha will perform all design, construction, and testing of a 540 horsepower DCGT highway truck engine prototype at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, Florida 32724. All machine work is contracted out by Alpha while all component parts are purchased off the shelf or fabricated by Alpha at their facilities. Our company will be involved in this process only to the extent that we will receive ongoing status reports of Alphas’ progress. We will not participate in the design, construction and testing of the engine. Alpha may use independent contractors as it deems necessary to complete these functions. We are completely dependent on Alpha to complete this process (see “Risk Factors”.)

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

$	Air cooled - less than 2 pounds per horsepower

$	Fewer moving parts - less maintenance

$	Flex-fuel and mixed fuels capability

$	Operates on all hydrocarbon fuels, hydrogen and syn fuels

$	Cold start capability with any fuels

$	Burns 30% less fuel “Greenhouse exhaust gases”

$	Less nitrogen oxides and carbon monoxide exhaust emissions

$	Less hydrocarbon exhaust emissions

$	No lube oil, filters or pumps

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

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock as satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

EMPLOYEES

We presently have two full time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy office space located at 1301 International Speedway, DeLand, Florida 32724. The facilities are leased month to month and the rent payment for these facilities is approximately $1,800.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2005, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Since the August 2004 closing of the Company’s initial public offering, the Company’s Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCBB”). under the symbol “TTEG.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
FISCAL 2005

First Quarter (January 1, 2005 through March 31, 2005)	N/A	N/A
Second Quarter (April 1, 2005 through June 30, 2005)	N/A	N/A
Third Quarter (July 1, 2005 through September 30, 2005)	$2.25	$1.95
Fourth Quarter (October 1, 2005 through December 31, 2005)	$5.00	$1.90

FISCAL 2004

During the year ended 2004, the Company’s common stock was not traded on either a National Securities Exchange nor the NASDAQ stock market. There was no public trading market for the common stock of the Company.

On February 21, 2006 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $2.42 and there were approximately 137 shareholders of record.

DIVIDENDS

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

As of December 31, 2005 there were approximately 132 beneficial owners of our common stock with 11,715,000 shares issued and outstanding.

During the year ended December 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof. However, effective August 10, 2005, the Company amended its Articles of Incorporation to change the total amount of authorized capital stock from 100,000,000 to 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

During October 2005, the Company issued 25,000 shares of common stock to a qualified investor for $1.00 per share for a total of $25,000.

During November 2005, the Company issued 20,000 shares of common stock to a qualified investor for $1.00 per share for a total of $20,000.

During December 2005, the Company issued 5,000 shares of common stock to a qualified investor for $1.00 per share for a total of $5,000.

The sale and issuance of securities above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated there under.

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

Background of our company

We are a development-stage company and not yet generating any revenues. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed a working prototype. We need to redesign an engine for our application based on this proven Core Technology. We are relying on Alpha to design, construct and test a 540 horsepower engine prototype for our licnesed application (see “Business of the Company”, “Our Product.”). Our primary focus is to complete a public offering of our securities for the purpose of funding initial stages of operations.

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete the design and build prototype engine

Cost:	$75,000

Time frame:	Completed the design of the prototype, however it has not been built as of December 31, 2005

Step 2	Complete testing of engine

Cost:	$385,000

Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities

Cost:	$48,000

Time frame:	within 12 months

Step 1 of this process will be completed by Alpha in connection with performing the design and construction of the prototype engine at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, FL 32724. In Step 2, we will also rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. In Step 3, we intend to construct our own office and demonstration facilities. We will design a facility and hire a licensed general contractor to complete the project. All of these steps are intended to be funded from the proceeds of a public offering.

These initial steps are intended to be completed with the funds from a public offering. Should we be unable to raise the funds from an offering, we may attempt a private placement or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the year ended December 31, 2005 compared to the year ended December 31, 2004

Operating Costs – During the years ended December 31, 2005 and 2004, operating costs totaled $1,067,645 and $234,444, respectively. The increase of $833,201 was attributable principally to an increase of royalty fees of $229,167, an increase in consulting fees of $469,074, the write off of offering costs of $78,995, and an increase in professional fees of $64,546.

Interest Expense - Net - During the years ended December 31, 2005 and 2004 net interest expense totaled $1,093 and $47,565, respectively. The decrease of $46,472 was due to the conversion of the $250,000 note payable during February 2005.

The net loss for the years ended December 31, 2005 and 2004 of $(1,068,738) and $(282,009), respectively, an increase from the prior year by $786,729. The increase in the net loss was mainly attributable to increase in operating costs during 2005.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2005 and 2004 and since November 27, 2000 (date of inception) through December 31, 2005, the Company has had net losses of $1,068,738, $282,009 and $4,373,900, respectively. As of December 31, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2005 we raised cash of $323,889 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August, 2004 our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, therefore, we offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses.

As of May 25, 2005, the Form SB-2 offering has been closed and the remaining deferred offering costs of $128,115 were written off and included in the Statement of Operations. Currently, the Company is offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consists of 50,000 shares of convertible stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and prototype development. The preferred share will yield an annual dividened of 10% payable in either cash or stock at the Company’s discretion. As of December 31, 2005, no units were sold and the Private Placement Memorandum was terminated.

Since our inception through December 31, 2005 we have incurred approximately $4,308,475 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,300, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $4,373,900 and a working capital deficit of $463,341.

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

ITEM 7. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

Report of Independent Registered Public Accounting Firm

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

Report of Independent Registered Public Accounting Firm

Audit Committee

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and the period from November 27, 2000 (Date of Inception) through December 31, 2005. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from November 27, 2000 (Date of Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,068,738 during the year ended December 31, 2005 and has an accumulated deficit of $4,373,900 from inception to December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 10, 2006

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2005

Assets
Current assets:
Cash	$13,487

Total current assets	13,487

Furniture and equipment, net of accumulated depreciation of $3,386	1,809

$15,296

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$49,908
Accrued expenses	66,230
Accrued interest	12,879
Accrued payroll	93,656
Accrued royalty fees	229,167
Due to related party	24,988

Total current liabilities	$476,828

Note payable to stockholder	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 11,715,000 shares issued and outstanding	11,715
Additional paid in capital	3,920,509
Deficit accumulated during development stage	(4,373,900)
Prepaid consulting services paid with common stock	(21,667)
Subscription receivable	(90)

Total stockholders’ deficit	(463,433)

$15,296

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2005
	2005	2004
Research and development costs			$2,735,649
Operating costs	$1,067,645	$234,444	1,572,826

	1,067,645	234,444	4,308,475

Interest expense	1,093	47,565	65,425

Net loss	$1,068,738	$282,009	$4,373,900

Net loss per share	$(.09)	$(.03)	$(.40)

Weighted average number of common shares	11,572,005	11,224,795	10,842,198

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2005

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2005

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80	$159,920						$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875						250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397						6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999						3,000
Amortization of offering costs related to Form SB-2 filing			(31,216)						(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)			$19,413
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995						10,000
Capital contribution from stockholder, May 2005			170,000						170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084						31,100
Write off of stock for services related to Form SB-2 filing						49,120			49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191						18,200
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900				$(170,000)
Capital contribution from stockholder, June 2005			450						450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995						5,000
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960				(40,000)
Amortization of prepaid services paid for with common stock							26,833		26,833
Write off prepaid services paid for with common stock due to terminated agreement							161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975						25,000
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980						20,000
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995						5,000
Net loss				$(1,068,738)					(1,068,738)

Balance, December 31, 2005	11,715,000	$11,715	$3,920,509	$(4,373,900)	$		$(21,667)	$(90)	$(463,433)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2005
	2005	2004
Operating activities
Net loss	$(1,068,738)	$(282,009)	$(4,373,900)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	358,333	40,000	468,483
Expenses paid by shareholder contribution	170,450	18,256	188,706
Write off of deferred offering costs	78,995	40,388	119,383
Write off of non-cash deferred offering costs	49,120		49,120
Depreciation	909	906	3,386
Amortization of discount on notes payable		24,310	33,858
Increase (decrease) in:
Accounts payable	(5,712)	11,653	49,908
Accrued expenses	7,500	28,618	66,230
Accrued payroll	55,491	37,085	93,656
Accrued royalty fees	229,167		229,167
Accrued interest	660	5,000	12,879

Total adjustments	944,913	206,216	4,050,425

Net cash used by operating activities	(123,825)	(75,793)	(323,475)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders		19,095	22,095
Advances to related party			805
Purchase of fixed assets			(5,195)

Net cash provided (used) by investing activities		19,095	(5,295)

Financing activities
Advances (repayment) of stockholder advances	23,585	(3,595)	26,991
(Increase) decrease in deferred offering costs		(69,493)	(194,534)
Proceeds from issuance of common stock	113,700	65,050	447,640
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable		62,250	62,250

Net cash provided by financing activities	137,285	54,212	342,257

Net increase (decrease) in cash	13,460	(2,486)	13,487

Cash at beginning of year/period	27	2,513

Cash at end of year/period	$13,487	$27	$13,487

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,			Period November 27, 2000 (Date of Inception) through December 31, 2005
	2005		2004
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Subscription receivable for issuance of common stock	$		$0	$90

Option to acquire license for issuance of common stock	$		$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$		$0	$33,774

Deferred offering costs netted against issuance of common stock		$31,216	$10,519	$41,735

Value of beneficial conversion feature of notes payable	$		19,507	$19,507

Deferred non-cash offering costs in connection with private placement	$		$0	$74,850

Application of amount due from shareholder Against related party debt	$		8,099	$8,099

Amortization of offering costs related To stock for services		$19,413	6,317	$25,730

Settlement of notes payable in exchange for common stock		$250,000	$0	$250,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2005 and since November 27, 2000 (date of inception) through December 31, 2005, the Company has had a net loss of $1,068,738 and $4,373,900, respectively. As of December 31, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally five to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

3. Significant Accounting Policies (Continued)

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2005 and 2004 and the period November 27, 2000 (date of inception) to December 31, 2005 amounted to $0, $0 and $2,735,649, respectively.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 11.

Basic earnings per share is computed based on the weighted average number of common stock outstanding during the period.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

3. Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. The Company cannot precisely determine the future impact on earnings that will result from the adoption of SFAS No 123R.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 30, 2005 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

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

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

5. Convertible notes payable

During the year ended December 31, 2004, the Company issued $62,250 in convertible promissory notes to several parties. As of December 31, 2005, these notes, together with accrued interest, have been converted into common stock at an effective price of $2.00 per share.

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

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock as satisfaction of the $250,000 note and the accrual of the minimum royalty fees began.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Private Placement Offering

Effective August 1, 2005, the Company entered into an agreement with U.S. Capital Partners, Inc. (“U.S. Capital”) to assist the Company on a “best efforts” basis in raising approximately $2 million in a private offering of a convertible debt instrument. U.S. Capital is entitled to 8% of the total proceeds raised from the sale of a equity security, 4% of the total proceeds resulting from the sale of debt of the Company and a 1% non-accountable expense allowance. Upon the first closing, U.S. Capital will also receive 2% of the Company’s outstanding shares of common stock at a price of $.01 per share. In the event the first closing is a partial close, U.S. Capital shares will be pro-rated and held in escrow until the final closing. The Company also agreed to cause the greater of two individuals or 30% of the number of directors to be elected to the board of directors for a period of 36 months from the close of the offering. Effective November 2, 2005, the agreement with US Capital Partners, Inc. was terminated.

The Company is offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consists of 50,000 shares of convertible preferred stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and to develop a prototype. Currently, no units have been sold. The preferred shares will yield an annual dividend of 10% payable in either cash or stock at the Company’s discretion. The Private Placement Memorandum terminated on December 31, 2005.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

8. Prepaid Consulting Services Paid with Common Stock

During the year ended December 31, 2005, the Company entered into an agreement with a CPA Firm to provide consulting services. In exchange for those services, the Company issued 20,000 shares of common stock to the accounting firm and 20,000 shares of common stock to the individual providing the consulting services. These shares were valued at $40,000 and $3,333 and will be amortized to consulting expense over the next twelve months.

During year ended December 31, 2005, the Company entered into a 5 year consulting agreement with US Capital Partners Inc. In exchange for this agreement, the Company issued 100,000 shares of common stock valued at $170,000 to be amortized through July 2010 at $2,833 per month. During November 2005, the Company terminated the agreement with US Capital Partners Inc. and recognized the entire $170,000.

9. Capital Stock

Effective August 10, 2005, the Company amended its Articles of Incorporation to change the total amount of authorized capital stock from 100,000,000 to 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

10. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. The Company has accrued $229,167 in royalty fees as of December 31, 2005.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of December 31, 2005, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered.

This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 and $55,000 for unpaid retainer fees as of December 31, 2005 and 2004, respectively. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has no design or engineering services through December 31, 2005.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

10. Commitments and Contingencies (continued)

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

Effective December 1, 2005, the Company entered into an agreement with Laidlaw & Company (UK) Ltd. (Laidlaw) to assist the Company on a “best efforts” basis in raising approximately $10 million in a private offering of equity securities. Laidlaw is entitled to 8% of the total proceeds raised from the sale of the securities and reimbursement of expenses and legal fees up to $25,000. Upon the closing of the minimum amount of securities, the Company shall grant Laidlaw 5 year warrants for the purchase of a number of shares of common stock equal to 6% of the gross number of shares sold in the offering. The agreement will terminate 60 days following the commencement of the offering. No shares have been sold to date under this agreement.

11. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2005 or 2004.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

11. Income Taxes (continued)

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2005 or 2004.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2005	2004
Tax expense (benefit) at U.S. statutory rate	$(363,000)	$(95,900)
State income tax expense (benefit), net of federal benefit	(39,000)	(8,900)
Effect of non-deductible expenses	200	12,900
Change in valuation allowance	401,800	91,900

	$—	$—

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2005 and 2004,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2005

11. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 are as follows:

Deferred tax assets (liability), noncurrent:
Property and equipment	(500)
Capitalized research and development costs	1,618,300
Net operating loss	10,700
Contribution carryover	500
Valuation allowance	(1,629,000)

$—

Since management of the Company believes that it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2005.

As of December 31, 2005, the Company had federal and state net operating loss carry-forwards totaling approximately $28,425 which begin expiring in 2022.

12. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2005 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms. During the year ended December 31, 2004, the Company repaid $5,000 and in April 2004, the related party accepted assignment of the shareholder advance of $8,099 as an additional repayment of the outstanding balance.

During the year ended December 31, 2004, an officer and shareholder of the Company transferred 20,748 shares of the Company’s common stock valued at $18,256 for relief of accrued interest on convertible notes payable on behalf of the Company. As such, a contribution and related expense have been included in the financial statements.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

ITEM 8B OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	49	Chief Executive Officer and Chairman of the Board

James A. Teters, Jr.	49	President, COO and Director

Phyllis J. Rouse	47	Vice President, Secretary, Treasurer and Director

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

James A. Teters, Jr. serves as a Director. Currently, Mr. Teters is Vice President and Regional Sales Manager for Aurum Technology, Orlando, Florida, responsible for identifying, qualifying, and sales for a complete line of products to financial institutions from December 2002 to present. Mr. Teters was President of Turbine Truck Engines where he developed, implemented and executed marketing and sales strategy for VC presentations from May 2002 to November 2002. Mr. Teters was Vice President, Sales for Incurrent Solutions, Inc., Orlando, Florida, responsible for identifying, strategizing and closing sales for ASP and in-house Internet based customer care from January 2001 to April 2002. Mr. Teters started as Regional Manager; Strategic Business Development responsible for specialty sales generated to target banks with $1 - $10 billion in assets with a focus on outsourced core processing and was promoted to National Sales, Senior Sales Executive responsible for identifying, qualifying, strategizing and managing in-house and service bureau sales from December 1999 – July 2000. Director of Business Development for Phoenix International, Inc., Heathrow, Florida, responsible for creating new sales opportunities and closing fourth generation client/server based banking software from January 1998 – December 1999.

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

AUDIT COMMITTEE

The Audit Committee consists of Michael Rouse and Rebecca McDonald, Chief Accounting Officer. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluate the Company’s internal control functions. The board of directors has determined that Rebecca McDonald is the audit committee “financial expert”; as such term is defined under federal securities law, and is independent. Ms. McDonald is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

	Annual Compensation				Long-Term Compensation Awards			All Other Compensation
Name	Fiscal Year	Salary		Bonus	Restricted Stock Awards ($) (#)		Securities Underlying Options	Matching 401k	Group Life Insurance Premium
Michael Rouse	2005 2004	$ $	52,000 52,000	0 0	0 0	0 0	0 0	0 0	0 0

James A. Teters, Jr.	2005 2004		0 0	0 0	0 0	0 0	0 0	0 0	0 0

Phyllis J. Rouse	2005 2004		$0 10,000	0 0	0 0	0 0	0 0	0 0	0 0

Jay G. Hilden	2005 2004		0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2005, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,979,252	42.5%
Alpha Engines Corporation (1)	5,000,000	42.7%
Phyllis J. Rouse (3)	100,000	0.9%
Jay G. Hilden	100,000	0.9%
James A. Teters, Jr.	100,000	0.9%
Robert Adamo	100,000	0.9%
All directors and executive officers as a group (5 persons)	5,379,252	46.1%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2000, the Company’s Chief Executive Officer, Michael Rouse, personally entered into a transaction whereby he was granted an option to acquire the exclusive use of the Alpha Technology for $250,000, 10,000,000 shares of our common stock and a royalty payment. On November 27, 2000, Mr. Rouse assigned his rights in the Option Agreement to the Company for 10,000,000 shares of common stock. The Option Agreement had no tangible value. 10,000,000 shares were issued at par value in exchange for the option. As of the date hereof, Mr. Rouse has returned 5,000,000 shares to the Company for purposes of reducing dilution and strengthening the Company’s capital structure to help complete a public offering. No consideration was provided. As of the December 31, 2005, there are 11,715,000 shares issued and outstanding. Certain family members of Michael Rouse, our CEO, own shares of the Company.

ITEM 13. EXHIBITS

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated March 1, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer, dated March 1, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated March 1, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – July 12, 2005 –

•	Entered into an agreement with U.S. Capital Partners, Inc.

•	Departure of Chief Accounting Officer, David M. Cox and appointment of Rebecca A. McDonald as the new Chief Accounting Officer

•	Departure of a Director

Form 8-K filed February 26, 2006 —

•	The Company’s President and Chief Operations Officer, Jay G. Hilden resigned and James A. Teters Jr. was appointed as the new President and Chief Operations Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $95,164 and $22,500 for audit and review fees associated with our 10-KSB and 10-QSB filings.

The Company was also billed approximately $34,000 by our accountants for work related to the filing of Form SB-2 during the year ended December 31, 2004.

Tax Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $1,346 and $2,800 for tax work.

All Other Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $900 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: March 24, 2006	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 24, 2006	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer