Form 10QSB
period 2006-03-31
TURBINE TRUCK ENGINES INC
filed 2006-05-12
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

There were 11,783,175 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Statements in this Form 10QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other documents which we, file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10QSB Quarterly Report, except as required by law.

Item 1. Financial Statements

Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2006 (unaudited) and for the

three months ended March 31, 2006 and 2005(unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2006 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

March 31, 2006

(unaudited)

Assets
Current assets:
Cash	$1,279
Prepaid expenses	5,367

Total current assets	6,646

Furniture and equipment, net of accumulated depreciation of
$3,991	4,298

$10,944

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$24,104
Accrued expenses	66,230
Accrued interest	12,879
Accrued royalty fees	291,667
Accrued payroll	108,538
Due to related party	16,988

Total current liabilities	520,406

Note payable to stockholder	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding Common stock; $.001 par value; 99,000,000 shares authorized; 11,783,175 shares issued and outstanding
11,784
Additional paid-in capital	3,988,615
Deficit accumulated during development stage	(4,500,005)
Prepaid consulting services paid with common stock	(11,667)
Subscription receivable	(90)

Total stockholders’ deficit	(511,363)

$10,944

The	accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

			Period November 27, 2000 (Date of Inception) through March 31, 2006
	Three Months Ended March 31,
	2006	2005
	(Unaudited)		(Unaudited)
Research and development costs	$7,333		$2,742,982
Operating costs	118,110	$236,588	1,690,936

	125,443	236,588	4,433,918

Interest expense	662	660	66,087

Net loss	$(126,105)	$(237,248)	$(4,500,005)

Net loss per share	$(.01)	$(.02)	$(.41)

Weighted average number of common shares	11,772,276	11,429,800	10,885,124

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2006 (unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period

Balance, December 31, 2000	10,390,000	10,390
Issuance of common stock for cash, February 2001*	10,000	10
Issuance of common stock for cash, March 2001*	10,000	10
Issuance of common stock for cash, August 2001*	10,000	10
Issuance of common stock for cash, September 2001*	55,000	55
Payment for common stock issued under subscription receivable
Net loss

Balance, December 31, 2001	10,475,000	10,475
Issuance of common stock for cash, January 2002*	5,000	5
Issuance of common stock for cash, February 2002*	10,000	10
Issuance of common stock for cash, April 2002*	25,000	25
Issuance of common stock for cash, May 2002*	65,000	65
Issuance of common stock for cash, June 2002*	70,000	70
Issuance of common stock for cash, August 2002*	10,000	10
Issuance of common stock for cash, October 2002*	10,000	10
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)
Net loss

Balance, December 31, 2002	10,670,000	10,670
Issuance of common stock for cash, February 2003*	207,000	207
Issuance of common stock for cash, September 2003*	30,000	30
Issuance of common stock for services, September 2003*	290,000	290
Payment for common stock issued under subscription agreement
Offering costs for private placement offering
Net loss

Balance, December 31, 2003	11,197,000	11,197
Issuance of notes payable with beneficial conversion feature
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3
Amortization of offering costs related to Form SB-2 filing
Amortization of stock for services related to Form SB-2 offering
Contribution from shareholder
Net loss

Balance, December 31, 2004	11,280,650	$11,281

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000					$(390)	$10,000
Net loss for the period		$(4,029)				(4,029)

Balance, December 31, 2000		(4,029)			(390)	5,971
Issuance of common stock for cash, February 2001*	$4,990					5,000
Issuance of common stock for cash, March 2001*	4,990					5,000
Issuance of common stock for cash, August 2001*	4,990					5,000
Issuance of common stock for cash, September 2001*	27,445					27,500
Payment for common stock issued under subscription receivable					300	300
Net loss		(31,789)				(31,789)

Balance, December 31, 2001	42,415	(35,818)			(90)	16,982
Issuance of common stock for cash, January 2002*	2,495					2,500
Issuance of common stock for cash, February 2002*	4,990					5,000
Issuance of common stock for cash, April 2002*	12,475					12,500
Issuance of common stock for cash, May 2002*	32,435					32,500
Issuance of common stock for cash, June 2002*	34,930				(2,500)	32,500
Issuance of common stock for cash, August 2002*	4,990					5,000
Issuance of common stock for cash, October 2002*	4,990					5,000
Issuance of common stock to acquire licensing agreement, July 2002*	2,495,000					2,500,000
Shares returned to treasury by founding stockholder, July 2002	5,000
Net loss		(2,796,768)				(2,796,768)

Balance, December 31, 2002	2,639,720	(2,832,586)			(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	103,293					103,500
Issuance of common stock for cash, September 2003*	14,970					15,000
Issuance of common stock for services, September 2003*	144,710		$(74,850)			70,150
Payment for common stock issued under subscription agreement					2,500	2,500
Offering costs for private placement offering	(33,774)					(33,774)
Net loss		(190,567)				(190,567)

Balance, December 31, 2003	2,868,919	(3,023,153)	(74,850)		(90)	(217,977)
Issuance of notes payable with beneficial conversion feature	19,507					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	39,980					40,000
Conversion of notes payable, August 2004 ($2.00 per share)	62,219					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	50,025					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,999					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	6,996					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	5,997					6,000
Amortization of offering costs related to Form SB-2 filing	(10,159)					(10,159)
Amortization of stock for services related to Form SB-2 offering	(6,317)					6,317
Contribution from shareholder	18,256					18,256
Net loss		(282,009)				(282,009)

Balance, December 31, 2004	$3,057,422	$(3,305,162)	$(68,533)	$	$(90)	$(305,082)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2006 (unaudited)

	Common Stock
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1
Amortization of offering costs related to Form SB-2 filing
Amortization of stock for services related to Form SB-2 offering
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5
Capital contribution from stockholder, May 2005
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16
Write off of stock for services related to Form SB-2 filing
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100
Capital contribution from stockholder, June 2005
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40
Amortization of prepaid services paid for with common stock
Write off prepaid services paid for with common stock due to terminated agreement
Issuance of common stock for cash, October ($1.00 per share)	25,000	25
Issuance of common stock for cash, November ($1.00 per share)	20,000	20
Issuance of common stock for cash, December ($1.00 per share)	5,000	5
Net loss

Balance, December 31, 2005	11,715,000	11,715
Issuance of common stock for cash, January ($1.00 per share) (unaudited)	65,000	65
Issuance of common stock for cash, February ($1.00 per share) (unaudited)	1,500	2
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, March ($1.00 per share) (unaudited)	1,675	2
Net loss for the period ended (unaudited)

Balance March 31, 2006 (unaudited)	$11,783,175	$11,784

The accompanying notes are an integral part of the financial statements.

	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock		Subscription Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share)	$159,920							$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	249,875							250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)	6,397							6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)	2,999							3,000
Amortization of offering costs related to Form SB-2 filing	(31,216)							(31,216)
Amortization of stock for services related to Form SB-2 offering				(19,413)				$19,413
Issuance of common stock for services, April 2005 ($2.00 per share)	9,995							10,000
Capital contribution from stockholder, May 2005	170,000							170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	31,084							31,100
Write off of stock for services related to Form SB-2 filing				49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)	18,191							18,200
Issuance of common stock for services, June 2005 ($1.70 per share)	169,900					$(170,000)
Capital contribution from stockholder, June 2005	450							450
Issuance of common stock for cash, August 2005 ($1.00 per share)	4,995							5,000
Issuance of common stock for services, July 2005 ($1.00 per share)	39,960					(40,000)
Amortization of prepaid services paid for with common stock						26,833		26,833
Write off prepaid services paid for with common stock due to terminated agreement						161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)	24,975							25,000
Issuance of common stock for cash, November ($1.00 per share)	19,980							20,000
Issuance of common stock for cash, December ($1.00 per share)	4,995							5,000
Net loss		$(1,068,738)						(1,068,738)

Balance, December 31, 2005	$3,920,509	$(4,373,900)	$			$(21,667)	$(90)	$(463,433)

Issuance of common stock for cash, January ($1.00 per share) (unaudited)	64,935							65,000
Issuance of common stock for cash, February ($1.00 per share) (unaudited)	1,498							1,500
Amortization of prepaid services paid for with common stock						10,000		10,000
Issuance of common stock for cash, March ($1.00 per share) (unaudited)	1,673							1,675
Net loss for the period ended (unaudited)		(126,105)						(126,105)

Balance March 31, 2006 (unaudited)	$3,988,615	$(4,500,005)			$	$(11,667)	$(90)	$(511,363)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

			Period November 27, 2000 (Date of Inception) through March 31, 2006
	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(126,105)	$(237,248)	$(4,500,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	10,000	160,000	478,483
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	605	228	3,991
Amortization of discount on notespayable			33,858
Increase in prepaid expenses (Decrease) increase in:	(5,367)		(5,367)
Accounts payable	(25,804)	(6,791)	24,104
Accrued expenses		7,500	66,230
Accrued payroll	14,882	13,747	108,538
Accrued interest		660	12,879
Accrued royalty fees	62,500	41,667	291,667

Total adjustments	56,816	217,011	4,107,241

Net cash used by operating activities	(69,289)	(20,237)	(392,764)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(3,094)		(8,289)

Net cash used by investing activities	(3,094)		(8,389)

Financing activities
Repayment of stockholder advances	(8,000)	(1,000)	(54,247)
Advances from stockholders		14,900	73,235
Increase in deferred offering costs			(194,533)
Proceeds from issuance of common stock	68,175	9,400	515,817
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	60,175	23,300	402,432

Net (decrease) increase in cash	(12,208)	3,063	1,279

Cash at beginning of year/period	13,487	27

Cash at end of year/period	$1,279	$3,090	$1,279

The accompanying notes are an integral part of the financial statements.

			Period November 27, 2000 (Date of Inception) through March 31, 2006
	Three Months Ended March 31,
	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow informationand noncash investing and financing activities:
Cash paid for interest	$0	$0	$0

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$15,613	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$9,708	$25,730

Settlement of notes payable in exchange for common stock	$0	$250,000	$250,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2006 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2006 and 2005 and the Period November 27, 2000 (Date of Inception) through March 31, 2006, (b) the financial position at March 31, 2006, and (c) cash flows for the three month periods ended March 31, 2006 and 2005, and the Period November 27, 2000 (Date of Inception) through March 31, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2006 and since November 27, 2000 (Date of Inception) through March 31, 2006, the Company has had a net loss of $126,105 and $4,500,005, respectively. As of March 31, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing these fees during 2005. The royalty fee will be reduced by any production royalties paid. The Company has accrued $291,667 in royalty fees as of March 31, 2006.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of March 31, 2006, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the license agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of March 31, 2006. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has no design or engineering services through March 31, 2006.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2006 (unaudited)

4. Contingencies (continued)

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

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. Currently, the Company has expensed $7,333 related to this agreement and the contract is due to expire on April 30, 2006.

5. Due to Related Party

The due to related party account is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete the design and build prototype engine
Cost:	$75,000
Time frame:	Completed the design of the prototype, however it has not been built as of March 31, 2006

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities
Cost:	$48,000
Time frame:	within 12 months

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

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Operating Costs – During the three months ended March 31, 2006 and 2005, operating costs totaled $118,110 and $236,588, respectively. The decrease of $118,478 was attributable principally to the decrease in common stock issued for advisory board consulting services.

Interest Expense – During the three months ended March 31, 2006 interest expense stayed relativeley the same at $662, compared to the same period for March 31, 2005 where interest expense totaled $660.

The net loss for the three months ended March 31, 2006 of $126,105 as compared to the three months ended March 31, 2005 of $237,248 decreased by $111,143. The decrease in the net loss was mainly attributable to the decrease in consulting expense during 2006.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended March 31, 2006 and 2005 and since November 27, 2000 (Date of Inception) through March 31, 2006, the Company has had net losses of $126,105, $237,248 and $4,500,005, respectively. As of March 31, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2006 we raised cash of $392,064 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August 2004, our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, therefore, we offset $41,735 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses. At March 31, 2006 we had cash totaling $1,279.

Since our inception through March 31, 2006 we have incurred approximately $2,742,982 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2006, we had an accumulated deficit of $4,500,005 and a working capital deficit of $513,760.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from a public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months without receiving proceeds from the Post Effective Amendment of the Form SB-2 Offering we can satisfy our current cash requirements for approximately six months. We will continue to proceed in the design and testing phase of the DCGT engine during the next 12 months and will require additional funding to continue operations. Also, with proceeds from the Post Effective Amendment of Form SB-2, we intend to secure a larger office, manufacturing and testing facility. Based on our anticipated growth, we plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of the offering.

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

The Company’s financial instruments include cash and cash equivalents, notes receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value, due to the short term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

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

Item 3. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Changes in Securities

During the three month period ended March 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2006, the Company issued 65,000 shares of common stock for cash to qualified investors at a price of $1.00 per share.

During February 2006, the Company issued 1,500 shares of common stock for cash to qualified investors at a price of $1.00 per share.

During March 2006, the Company issued 1,675 shares of common stock for cash to qualified investors at a price of $1.00 per share.

Item 3. Defaults upon Senior Securities

During the three month period ended March 31, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer dated May 12, 2006

31.2	Certification of the Principal Accounting Officer, dated May 12, 2006

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer dated May 12, 2006

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 12, 2006	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 12, 2006	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer