Form 10QSB
period 2006-06-30
TURBINE TRUCK ENGINES INC
filed 2006-08-11
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

(Registrant’s Telephone Number)

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

There were 12,173,175 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

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

Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of June 30, 2006 (unaudited) and for the

three and six months ended June 30, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

June 30, 2006

(unaudited)

Assets
Current assets:
Cash	$25,644
Prepaid expenses	76,962

Total current assets	102,606
Furniture and equipment, net of accumulated depreciation of $4,596	3,693

$106,299

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$46,278
Accrued expenses	66,230
Accrued interest	12,879
Accrued royalty fees	354,167
Accrued payroll	122,663
Due to stockholder	22,988

Total current liabilities	625,205

Due to stockholder	94,602
Note payable to related party	1,901
Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 12,173,175 shares issued and outstanding	12,174
Additional paid-in capital	4,299,225
Deficit accumulated during development stage	(4,759,739)
Prepaid consulting services paid with common stock	(166,979)
Subscription receivable	(90)

Total stockholders’ deficit	(615,409)

$106,299

The accompanying notes are an integral part of the financial statements.	2

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2006
	2006	2005	2005	2006
Research and development costs	$3,337		$10,670		$2,746,319
Operating costs	256,035	$433,110	374,145	$669,698	1,946,971

	259,372	433,110	384,815	669,698	4,693,290
Interest expense	362		1,024	660	66,449

Net loss	$(259,734)	$(433,110)	$(385,839)	$(670,358)	$(4,759,739)

Net loss per share	$(.02)	$(.04)	$(.03)	$(.06)	$(.44)

Weighted average number of common shares	11,831,582	11,506,152	11,802,093	11,468,187	10,927,323

The accompanying notes are an integral part of the financial statements.	3

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390					$(390)	$10,000
Net loss for the period				$(4,029)				(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)			(390)	5,971
Issuance of common stock for cash, February 2001*	10,000	10	$4,990					5,000
Issuance of common stock for cash, March 2001*	10,000	10	4,990					5,000
Issuance of common stock for cash, August 2001*	10,000	10	4,990					5,000
Issuance of common stock for cash, September 2001*	55,000	55	27,445					27,500
Payment for common stock issued under subscription receivable							300	300
Net loss				(31,789)				(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)			(90)	16,982
Issuance of common stock for cash, January 2002*	5,000	5	2,495					2,500
Issuance of common stock for cash, February 2002*	10,000	10	4,990					5,000
Issuance of common stock for cash, April 2002*	25,000	25	12,475					12,500
Issuance of common stock for cash, May 2002*	65,000	65	32,435					32,500
Issuance of common stock for cash, June 2002*	70,000	70	34,930				(2,500)	32,500
Issuance of common stock for cash, August 2002*	10,000	10	4,990					5,000
Issuance of common stock for cash, October 2002*	10,000	10	4,990					5,000
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000					2,500,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)	5,000
Net loss				(2,796,768)				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)			(2,590)	(184,786)
Issuance of common stock for cash, February 2003*	207,000	207	103,293					103,500
Issuance of common stock for cash, September 2003*	30,000	30	14,970					15,000
Issuance of common stock for services, September 2003*	290,000	290	144,710		$(74,850)			70,150
Payment for common stock issued under subscription agreement							2,500	2,500
Offering costs for private placement offering			(33,774)					(33,774)
Net loss				(190,567)				(190,567)

Balance, December 31, 2003	11,197,000	11,197	2,868,919	(3,023,153)	(74,850)		(90)	(217,977)
Issuance of notes payable with beneficial conversion feature			19,507					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980					40,000
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997					6,000
Amortization of offering costs related to Form SB-2 filing			(10,159)					(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)		6,317
Contribution from shareholder			18,256					18,256
Net loss				(282,009)				(282,009)

Balance, December 31, 2004	11,280,650	$11,281	$3,057,422	$(3,305,162)	$(68,533)	$	$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.	4

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80	$159,920						$160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875						250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397						6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999						3,000
Amortization of offering costs related to Form SB-2 filing			(31,216)						(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)			$19,413
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995						10,000
Capital contribution from stockholder, May 2005			170,000						170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084						31,100
Write off of stock for services related to Form SB-2 filing						49,120			49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191						18,200
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900				$(170,000)
Capital contribution from stockholder, June 2005			450						450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995						5,000
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960				(40,000)
Amortization of prepaid services paid for with common stock							26,833		26,833
Write off prepaid services paid for with common stock due to terminated agreement							161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975						25,000
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980						20,000
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995						5,000
Net loss				(1,068,738)					(1,068,738)

Balance, December 31, 2005	11,715,000	11,715	3,920,509	(4,373,900)			(21,667)	(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share) (unaudited)	65,000	65	64,935						65,000
Issuance of common stock for cash, February ($1.00 per share) (unaudited)	1,500	2	1,498						1,500
Amortization of prepaid services paid for with common stock (unaudited)							27,188		27,188
Issuance of common stock for cash, March ($1.00 per share) (unaudited)	1,675	2	1,673						1,675
Issuance of common stock for cash, April ($1.00 per share) (unaudited)	5,000	5	4,995						5,000
Issuance of common stock for services, May ($1.00 per share) (unaudited)	10,000	10	9,990						10,000
Issuance of common stock for services, May ($1.15 per share) (unaudited)	10,000	10	11,490						11,500
Issuance of common stock for cash, June ($.80 per share) (unaudited)	15,000	15	11,985						12,000
Issuance of common stock and warrants for cash, June ($.50 per share) (unaudited)	200,000	200	99,800						100,000
Issuance of common stock for services, June ($1.15 per share) (unaudited)	150,000	150	172,350				(172,500)
Net loss for the period ended (unaudited)				(385,839)					(385,839)

Balance June 30, 2006 (unaudited)	12,173,175	$12,174	$4,299,225	$(4,759,739)	$		$(166,979)	$(90)	$(615,409)

The accompanying notes are an integral part of the financial statements.	5

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(385,839)	$(670,358)	$(4,759,739)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services	48,688	170,000	517,172
Contribution from shareholder		170,450	188,706
Write off deferred offering costs		78,995	119,383
Write off of non-cash deferred offering costs		49,120	49,120
Depreciation	1,210	455	4,596
Amortization of discount on notes payable			33,858
(Increase) in prepaid expenses	(76,962)	(5,000)	(76,962)
Increase (decrease) in:
Accounts payable	(3,629)	(10,175)	46,278
Accrued expenses		7,500	66,230
Accrued payroll	29,007	27,557	122,663
Accrued royalty fees	125,000	104,167	354,167
Accrued interest		660	12,879

Net cash used by operating activities	(262,525)	(76,629)	(586,000)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances from related party			805
Purchase of fixed assets	(3,094)		(8,289)

Net cash used by investing activities	(3,094)		(8,389)

Financing activities
Repayment of stockholder advances	(10,000)	30,400	(56,247)
Advances from stockholders	102,601		175,837
(Increase) in deferred offering costs			(194,533)
Proceeds from issuance of common stock	185,175	58,702	632,816
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	277,776	89,102	620,033

Net increase in cash	12,157	12,473	25,644
Cash at beginning of year/period	13,487	27

Cash at end of year/period	$25,644	$12,500	$25,644

The accompanying notes are an integral part of the financial statements.	6

	Six Months Ended June 31,		Period November 27, 2000 (Date of Inception) through June 31, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$0	$0

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$31,216	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$19,413	$25,730

Settlement of notes payable in exchange for common stock	$0	$250,000	$250,000

Common stock issued in exchange for prepaid services	$172,500	$0	$172,500

The accompanying notes are an integral part of the financial statements.	7

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2006 and 2005 and the Period November 27, 2000 (Date of Inception) through June 30, 2006, (b) the financial position at June 30, 2006, and (c) cash flows for the six month periods ended June 30, 2006 and 2005, and the Period November 27, 2000 (Date of Inception) through June 30, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2006 and since November 27, 2000 (Date of Inception) through June 30, 2006, the Company has had a net loss of $259,734, $385,839 and $4,759,739, respectively. As of June 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing these fees during 2005. The royalty fee will be reduced by any production royalties paid. The Company has accrued $354,167 in royalty fees as of June 30, 2006.

During the three months ended June 30, 2006, in connection with a June 2004 Agreement with Alpha, the Company has paid an up-front payment of $75,000 towards the completion of the design and testing of a prototype of the Dyno-test 540 Horsepower Detonation Cycle Gas Turbine Engine. The total cost of this process per the Agreement is $461,750 and it is expected to be completed within a year.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of June 30, 2006, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

8

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

4. Contingencies (continued)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of June 30, 2006. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through June 30, 2006.

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

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. Currently, the Company has expensed $10,670 related to this agreement which expires on July 30, 2007.

On May 31, 2006, the Company entered into a $10 million investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”). Pursuant to the terms of the investment agreement, over the next three years the Company may at its discretion periodically sell (or “put”) to Dutchess shares of its common stock having an aggregate purchase price of up to $10 million. For each share of common stock sold under the investment agreement, Dutchess agreed to pay the Company 93% of the lowest closing bid price of the Company’s common stock during the 5 trading days immediately following the applicable put notice date. The Company may elect not to sell any shares to Dutchess at a price that is less than 75% of the closing bid price for the (10) trading days immediately preceding the applicable put notice date.

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of June 30, 2006, there has been no activity under this agreement.

5. Due to Stockholder

The due to stockholder account is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand. The Company expects to repay $22,988 prior to June 30, 2007. The remaining $94,602 is expected to be repaid via the issuance of common stock and has therefore been classified as long term in the accompanying balance sheet.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2006 (unaudited)

6. Prepaid Consulting Services Paid with Common Stock

During the three months ended June 30, 2006, the Company entered into an agreement with an individual to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock to the individual. These shares were valued at $172,500 and will be amortized to consulting expense over the next twelve months. As of June 30, 2006 the remaining balance to be amortized is $166,979.

7. Common Stock Issued with Warrants

During the three months ended June 30, 2006, the Company issued 100,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 100,000 shares of the Company’s common stock, at any time, at an exercise price of $2.00 per share and expire on June 26, 2011.

	Shares	Range of Exercise Prices		Weighted Average Exercise Price
Outstanding at December 31, 2005	0
Warrants granted	100,000		$2.00	$2.00
Warrants cancelled or expired		$

Outstanding at June 30, 2006	100,000		$2.00	$2.00

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2006:

	Outstanding Warrants			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$2.00	100,000	5 years	$2.00	5 years	100,000	$2.00

8. Subsequent Event

Subsequent to the period ended June 30, 2006, the Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company shall issue 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation at a rate of 9,091 shares per month for 12 months or a cash payment of $10,000 per month for twelve months at the Company’s discretion.

10

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete the design and build prototype engine
Cost:	$75,000
Time frame:	Completed design of the prototype, however it has not been built as of June 30, 2006

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities
Cost:	$48,000
Time frame:	within 12 months

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

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Operating Costs – During the three months ended June 30, 2006 and 2005, operating costs totaled $256,035 and $433,110, respectively. The decrease of $177,075 is principally attributable to the decrease of $175,000 in consulting fees for services related to the advisory board.

Interest Expense - Net - During the three months ended June 30, 2006 and 2005 net interest expense totaled $362 and $0, respectively. The increase of $362 was due to finance charges on an outstanding vendor invoice.

The net loss for the three months ended June 30, 2006 of $259,734 as compared to the three months ended June 30, 2005 of $433,110 decreased by $173,376. The decrease in the net loss was mainly attributable to the decrease in consulting fees of $175,000.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Operating Costs – During the six months ended June 30, 2006 and 2005, operating costs totaled $374,145 and $669,698, respectively. The decrease of $295,553 was attributable principally to the decrease in consulting fees of $331,500 for service on the advisory board and for technical services rendered to the Company.

Interest Expense – During the six months ended June 30, 2006 interest expense stayed relatively the same at $1,024, compared to the same period for June 30, 2005 where interest expense totaled $660. The decrease of $364 is mainly attributable to finance charges on a vendor invoice.

The net loss for the six months ended June 30, 2006 of $385,839 as compared to the six months ended June 30, 2005 of $670,358 decreased by $284,519. The decrease in the net loss was mainly attributable to the decrease in consulting expense during 2006.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended June 30, 2006 and 2005 and since November 27, 2000 (Date of Inception) through June 30, 2006, the Company has had net losses of $385,839, $670,358 and $4,759,739, respectively. As of June 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2006 we raised cash of $632,816 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. Included in the amount of cash received from common stock sales is the monies received from the Form SB-2 Registration Statement of $123,753 via common stock sales, therefore, we offset $41,735 of offering costs against those proceeds. The proceeds from the sale of common stock have been used for general and administrative expenses. At June 30, 2006 we had cash totaling $25,644.

Since our inception through June 30, 2006 we have incurred approximately $2,746,319 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2006, we had an accumulated deficit of $4,759,739 and a working capital deficit of $522,599.

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

The Company may receive proceeds in the future from the exercise of warrants outstanding as of June 30, 2006 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	100,000	200,000

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 154, Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion 20 and FASB Statement 3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a significant effect on our financial position, results of operation or cash flows.

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard did not have a significant effect on our financial position, results of operation or cash flows.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We do not believe that the adoption of FIN 48 will have a material affect on our overall results of operations, cash flows or financial position.

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

Item 2. Changes in Securities

During the three month period ended June 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2006, the Company issued 5,000 shares of common stock for cash to qualified investors at a price of $1.00 per share.

During May 2006, the Company issued 10,000 shares of common stock for services valued at a price of $1.00 per share.

During May 2006, the Company issued 10,000 shares of common stock for services valued at $1.15 per share.

During June 2006, the Company issued 15,000 shares of common stock for cash to qualified investors at a price of $.80 per share.

During June 2006, the Company issued 200,000 shares of common stock and 100,000 warrants for cash to qualified investors at a price of $.50 per share.

During June 2006, the Company issued 150,000 shares of common stock for services valued at $1.15 per share.

Item 3. Defaults upon Senior Securities

During the three month period ended June 30, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended June 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.2	Certification of the Principal Accounting Officer
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K –

On June 2, 2006, the Company & Dutchess Private Equities Fund, L.P. entered into an agreement, (the “Agreement”)whereby the company will, pursuant to the terms and conditions of the Agreement have access to a ten million dollar line of credit. As part of the Agreement the Company is obligated to register additional shares of its common stock to have in reserve for issuance pursuant to the Registration Rights Agreement entered into as part of this transaction.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 10, 2006	By:	/S/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 10, 2006	By:	/S/ Rebecca A. McDonald
Principal Accounting Officer