Form 10QSB
period 2006-09-30
TURBINE TRUCK ENGINES INC
filed 2006-11-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

(386) 943-8358

(Registrant’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 12,934,719 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2006.

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

Item 1. Financial Statements

Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of September 30, 2006 (unaudited) and for the

three and nine months ended September 30, 2006 and 2005(unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2006 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

September 30, 2006

(unaudited)

Assets
Current assets:
Cash	$13,255
Prepaid expenses	11,523
Total current assets	24,778

Furniture and equipment, net of accumulated depreciation of $5,201	3,088

$27,866

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$63,715
Accrued expenses	66,230
Accrued interest	12,879
Accrued payroll	136,761
Due to stockholder	42,988

Total current liabilities	322,573

Note payable to related party	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 12,934,719 shares issued and outstanding	12,935
Additional paid-in capital	5,239,022
Deficit accumulated during development stage	(5,321,079)
Prepaid consulting services paid with common stock	(227,396)
Subscription receivable	(90)

Total stockholders’ deficit	(296,608)

$27,866

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2006

	2006	2005	2006	2005
Research and development costs	$128,953		$139,623		$2,875,272
Operating costs	431,866	$119,832	806,011	$789,530	2,378,837

	560,819	119,832	945,634	789,530	5,254,109
Interest expense	521		1,545	660	66,970

Net loss	$(561,340)	$(119,832)	$(947,179)	$(790,190)	$(5,321,079)

Net loss per share	$(.05)	$(.01)	$(.08)	$(.07)	$(.48)

Weighted average number of common shares	12,433,074	11,656,099	12,014,731	11,531,380	10,992,269

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Period November 27, 2000 (Date of Inception)

through September 30, 2006 (unaudited)

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Period November 27, 2000 (Date of Inception)

through September 30, 2006 (unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Services Paid for with Common Stock	Subscription Receivable		Total
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80	$159,920					$		160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875							250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397							6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999							3,000
Amortization of offering costs related to Form SB-2 filing			(31,216)							(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)			$19,413
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995							10,000
Capital contribution from stockholder, May 2005			170,000							170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084							31,100
Write off of stock for services related to Form SB-2 filing						49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191							18,200
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900				$(170,000)
Capital contribution from stockholder, June 2005			450							450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995							5,000
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960				(40,000)
Amortization of prepaid services paid for with common stock							26,833			26,833
Write off prepaid services paid for with common stock due to terminated agreement							161,500			161,500
Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975							25,000
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980							20,000
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995							5,000
Net loss				(1,068,738)						(1,068,738)

Balance, December 31, 2005	11,715,000	11,715	3,920,509	(4,373,900)			(21,667)		(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share) (unaudited)	65,000	65	64,935							65,000
Issuance of common stock for cash, February ($1.00 per share) (unaudited)	1,500	2	1,498							1,500
Amortization of prepaid services paid for with common stock (unaudited)							104,271			104,271
Issuance of common stock for cash, March ($1.00 per share) (unaudited)	1,675	2	1,673							1,675
Issuance of common stock for cash, April ($1.00 per share) (unaudited)	5,000	5	4,995							5,000
Issuance of common stock for services, May ($1.00 per share) (unaudited)	10,000	10	9,990							10,000
Issuance of common stock for services, May ($1.15 per share) (unaudited)	10,000	10	11,490							11,500
Issuance of common stock for cash, June ($.80 per share) (unaudited)	15,000	15	11,985							12,000
Issuance of common stock and warrants for cash, June ($.50 per share) (unaudited)	200,000	200	99,800							100,000
Issuance of common stock for services, June ($1.15 per share) (unaudited)	150,000	150	172,350				(172,500)
Issuance of common stock for services, July ($1.10 per share) (unaudited)	109,091	109	119,891				(120,000)
Issuance of common stock for services, July ($.50 per share) (unaudited)	30,000	30	14,970				(5,000)			10,000
Issuance of common stock for settlement of debt, August ($.85 per share) (unaudited)	125,253	125	106,341							106,466
Issuance of common stock for services, August ($.81 per share) (unaudited)	10,000	10	8,065							8,075
Issuance of common stock and warrants for cash, September ($.50 per share) (unaudited)	167,200	167	83,433							83,600
Issuance of common stock for services, September ($.50 per share) (unaudited)	210,000	210	104,790				(12,500)			92,500
Issuance of common stock for services, September ($.74 per share) (unaudited)	10,000	10	7,385							7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share) (unaudited)	100,000	100	416,567							416,667
Issuance of options to employees, directors and consultants, September			78,355							78,355
Net loss for the period ended (unaudited)				(947,179)						(947,179)

Balance September 30, 2006 (unaudited)	12,934,719	$12,935	$5,239,022	$(5,321,079)	$		$(227,396)		$(90)	$(296,608)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2006

	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(947,179)	$(790,190)	$(5,321,079)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	243,741	184,000	712,223
Options issued to employees, directors and Consultants	78,355		78,355
Contribution from shareholder		170,450	188,706
Write off deferred offering costs		78,995	119,383
Write off of non-cash deferred offering costs		49,120	49,120
Depreciation	1,815	682	5,201
Amortization of discount on notes payable			33,858
(Increase) in prepaid expenses	(11,523)		(11,523)
Increase (decrease) in:
Accounts payable	13,807	(7,131)	63,715
Accrued expenses		7,500	66,230
Accrued payroll	43,105	41,496	136,761
Accrued royalty fees	187,500	166,667	416,667
Accrued interest		660	12,879

Net cash used by operating activities	(390,379)	(97,751)	(713,855)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances from related party			805
Purchase of fixed assets	(3,094)		(8,289)

Net cash used by investing activities	(3,094)		(8,389)

Financing activities
Repayment of stockholder advances	(10,000)	34,300	(56,247)
Advances from stockholders	134,467		207,703
(Increase) in deferred offering costs			(194,533)
Proceeds from issuance of common stock	268,774	63,702	716,416
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	393,241	98,002	735,499

Net (decrease) increase in cash	(232)	251	13,255
Cash at beginning of year/period	13,487	27

Cash at end of year/period	$13,255	$278	$13,255

The accompanying notes are an integral part of the financial statements.

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$0	$0

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$31,216	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$33,413	$25,730

Settlement of notes payable in exchange for common stock	$106,466	$250,000	$356,466

Common stock issued in exchange for prepaid services	$172,500	$0	$172,500

Common stock issued in exchange for accrued royalties	$416,667	$0	$416,667

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2006 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and the Period November 27, 2000 (Date of Inception) through September 30, 2006, (b) the financial position at September 30, 2006, and (c) cash flows for the nine month periods ended September 30, 2006 and 2005, and the Period November 27, 2000 (Date of Inception) through September 30, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2006 and since November 27, 2000 (Date of Inception) through September 30, 2006, the Company has had a net loss of $561,340, $947,179 and $5,321,079, respectively. As of September 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4. Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 12,053,999, 11,531,380 and 10,997,295 for the nine months ended September 30, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through September 30, 2006, respectively.

Common stock equivalents for the nine months ended September 30, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through September 30, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods.

5. Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

6. Contingencies

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing these fees during 2005. The royalty fee will be reduced by any production royalties paid. The Company has accrued $416,667 in royalty fees through September 30, 2006. This liability was settled through the issuance of 100,000 shares of common stock.

During the nine months ended September 30, 2006, in connection with a June 2004 Agreement with Alpha, the Company has paid $125,000 towards the completion of the design and testing of a prototype of the Dyno-test 540 Horsepower Detonation Cycle Gas Turbine Engine. For the nine months ended September 30, 2006, the Company has expensed $115,438 of these payments to research and development expense. The total cost of this process per the Agreement is $461,750 and it is expected to be completed within a year.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of September 30, 2006, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of September 30, 2006. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through September 30, 2006.

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

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. Currently, the Company has expensed $10,670 related to this agreement which expires on June 30, 2007.

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

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of September 30, 2006, there has been no activity under this agreement.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financieres for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company has expensed $5,346 related to this agreement which expires August 31, 2007.

During the period ended September 30, 2006, the Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company issued 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation, which is being amortized to expenses at $10,000 per month. At September 30, 2006, the Company has expensed $25,000.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work.

7. Due to Stockholder

The due to stockholder account is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand. The Company expects to repay $42,988 prior to September 30, 2007. During the nine months ended September 30, 2006, the Company issued 125,253 shares of common stock valued at $106,466 in repayment of loans made to the Company

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

8. Prepaid Consulting Services Paid with Common Stock

During the nine months ended September 30, 2006, the Company entered into several agreements with individuals and a corporation to provide consulting services. In exchange for those services, the Company issued a total of 294,091 shares of common stock. These shares were valued at a total of $310,000 and will be amortized to consulting expense over the next twelve months. As of September 30, 2006 the remaining balance to be amortized is $227,396.

9. Options and Warrants

During the nine months ended September 30, 2006, the Company issued 260,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 260,000 shares of the Company’s common stock, at any time, at an exercise price of $2.00 per share and expire in 2011.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option.

The fair value of each option under the 2006 Incentive Compensation Plan was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the weekly trading of the Company’s underlying common stock and other factors.

Expected volatility	120.7%
Expected dividends	0
Expected term	1 year
Risk-free rate	4.68%

During the nine months ended September 30, 2006, the Company issued 280,000 options with an estimated fair value of $78,355 determined using the Black-Scholes method. The options entitle the holders to purchase 280,000 shares of the Company’s common stock, at any time, at an exercise price of $.60 per share. These options expire on September 26, 2008.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2005	0
Options and warrants granted	540,000	$.60 - $2.00	$1.27
Options and warrants cancelled or expired

Outstanding at September 30, 2006	540,000	$.60 - $2.00	$1.27

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2006:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.60 - $2.00	540,000	3.40 Years	$1.27	3.40 Years	540,000	$1.27

As of September 30, 2006 there were approximately 540,000 options and warrants exercisable at a weighted average exercise price of $1.27. The intrinsic value of both the exercisable and outstanding options and warrants at September 30, 2006, based on the quoted market rate of $0.80 per common share is approximately $256,000.

10. Subsequent Event

Subsequent to September 30, 2006, the Company entered into three separate consulting agreements which are intended to provide the Company with strategic financial and corporate development services. As consideration for entering into the consulting agreements, the Company has granted each consultant options to acquire up to 500,000 shares of the Company’s common stock at a price of $.50 per share based upon each respective consultant meeting specific milestones set forth in the consulting agreements.

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete the design and build prototype engine
Cost:	$75,000
Time frame:	Completed design of the prototype, however it has not been built as of September 30, 2006

Step 2	Complete testing of engine
Cost:	$385,000
Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities
Cost:	$48,000
Time frame:	within 12 months

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

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Research and Development Costs – During the three months ended September 30, 2006 and 2005, research and development costs totaled $128,953 and $0, respectively. The increase of $128,953 is due to the amortization of payments to Alpha Engines for the development of the prototype and payments to Embry Riddle for testing.

Operating Costs – During the three months ended September 30, 2006 and 2005, operating costs totaled $431,866 and $119,832, respectively. The increase of $312,034 is principally attributable to the increase of $221,268 in professional fees related to advisory board services, business development and public relations and $78,355 for stock compensation costs related to the stock options awarded to employees and consultants.

Interest Expense - Net - During the three months ended September 30, 2006 and 2005 net interest expense totaled $521 and $0, respectively. The increase of $521 was due to finance charges on an outstanding vendor invoice.

The net loss for the three months ended September 30, 2006 of $561,340 as compared to the three months ended September 30, 2005 of $119,832 increased by $441,508. The increase in the net loss was mainly attributable to the increase in professional fees and stock compensation expense.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Research and Development Costs – During the nine months ended September 30, 2006 and 2005, research and development costs totaled $139,623 and $0, respectively. The increase of $139,623 is due to the amortization of payments to Alpha Engines for the development of the prototype and payments to Embry Riddle for testing.

Operating Costs – During the nine months ended September 30, 2006 and 2005, operating costs totaled $806,011 and $789,530, respectively. The increase of $16,481 was attributable principally to the decrease in consulting fees of $302,791 and offering cost expense of $78,995, which was offset by the increase in professional fees of $302,483, stock compensation expense of $78,355, royalty fees of $20,833, payroll expense of $16,381 and advertising expense of $6,660.

Interest Expense – During the nine months ended September 30, 2006 interest expense increased to $1,545, compared to $660 for the same period for September 30, 2005. The increase of $885 is mainly attributable to finance charges on a vendor invoice.

The net loss for the nine months ended September 30, 2006 of $947,179 as compared to the nine months ended September 30, 2005 of $790,190 increased by $156,989. The increase in the net loss was mainly attributable to the decrease in consulting expense and offering cost expense, which was offset by the increases in professional fees, research and development costs and stock compensation expense during 2006.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended September 30, 2006 and 2005 and since November 27, 2000 (Date of Inception) through September 30, 2006, the Company has had net losses of $947,179, $790,190 and $5,321,079, respectively. As of September 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2006 we raised cash of $716,416 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. Included in the amount of cash received from common stock sales is the monies received from the Form SB-2 Registration Statement of $123,753 via common stock sales, therefore, we offset $41,735 of offering costs against those proceeds. The proceeds from the sale of common stock have been used for general and administrative expenses. At September 30, 2006 we had cash totaling $13,255.

Since our inception through September 30, 2006 we have incurred approximately $5,254,109 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2006, we had an accumulated deficit of $5,321,079 and a working capital deficit of $297,795.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2006 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	540,000	$688,000

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

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

Item 2. Changes in Securities

During the three month period ended September 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During July 2006, the Company issued 109,091 shares of common stock for services valued at a price of $1.10 per share.

During July 2006, the Company issued 30,000 shares of common stock for services valued at a price of $.50 per share.

During August 2006, the Company issued 125,253 shares of common stock in settlement of debt valued at a price of $.85 per share.

During August 2006, the Company issued 10,000 shares of common stock for services valued at a price of $.81 per share.

During September 2006, the Company issued 167,200 shares of common stock for cash to qualified investors at a price of $.50 per share.

During September 2006, the Company issued 210,000 shares of common stock for services valued at a price of $.50 per share.

During September 2006, the Company issued 10,000 shares of common stock for services valued at a price of $.74 per share.

During September 2006, the Company issued 100,000 shares of common stock in settlement of a payable at $4.16 per share.

Item 3. Defaults upon Senior Securities

During the three month period ended September 30, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended September 30, 2006.

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

(b) Reports on Form 8-K –

October 2, 2006 - On September 29, 2006 the Company and Alpha Engines Corporation settled for the payment of the accrued royalty fees of $416,666.67 for a total of 100,000 shares of restricted common stock with registration rights for total payment of the amount accrued.

October 26, 2006 - On October 24, 2006, the Company entered into three separate consulting agreements which are intended to provide the Company with strategic financial and corporate development services.

As consideration for entering into the consulting agreements, the Company has granted each consultant options to acquire up to 500,000 shares of the Company’s common stock at a price of $.50 per share based upon each respective consultant meeting specific milestones set forth in the consulting agreements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 14, 2006	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 14, 2006	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer