Form 10KSB
period 2006-12-31
TURBINE TRUCK ENGINES INC
filed 2007-03-28
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State issuer’s revenues for its most recent reporting period December 31, 2006.……$0

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2006 was $5,978,948.

There were 13,286,552 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2006.

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

On December 15, 2000, we acquired the option rights to the Alpha License and marketing survey data from our founder and principal, Michael Rouse, in exchange for 10,000,000 shares of our common stock and his promotional services and out-of-pocket expenses over the past 18 months in acquiring the option from Alpha. We reserved 10,000,000 shares of our restricted common stock for Alpha to acquire the license. In July 2002, Alpha modified the agreement to allow us to acquire the license agreement in advance of completing our registration statement and accepted a note as payment for the licensing fee and for the issuance of 5,000,000 shares of common stock in lieu of the original 10,000,000 shares. We exercised our option and acquired the licensing rights on July 22, 2002 with a $250,000 promissory note payable to Alpha and the stock on July 22, 2002. During 2005, the Company satisfied the $250,000 debt through the issuance of 125,000 shares of registered common stock valued at $2.00 per share. Michael Rouse, our CEO, and Alpha each returned 5,000,000 shares, which the Company retired. Alpha held the core rights to the licensed technology which was licensed to us. The novel patents are registered in the name of Robert L. Scragg, the majority shareholder of Alpha.

We utilized a Regulation D, Rule 506 offering to raise capital and we intended to raise $2 million in capital from an SB-2 registration followed by a private placement for a minimum of $10 million to meet the terms and conditions of the Alpha License option agreement. There is no assurance that we will be able to raise $10 million in the future. Failure to raise these funds would adversely affect us by causing delays in developing an engineered prototype which is necessary to secure a manufacturing partner for our engine. Alpha designs, constructs and tests prototypes derived from their core technology and license the technology to companies that have potential ability to commercialize the different applications. To date, Alpha has not licensed its technology to any company other than us, and there are no products on the market utilizing the Alpha technology.

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

On September 29, 2006 the Company and Alpha Engines Corporation settled the $416,667 of accrued royalty fees to date for a total of 100,000 shares of restricted common stock with registration rights.

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

On June 2, 2006, the Company and Dutchess Private Equities Fund, L.P. entered into an agreement (“the Agreement”), whereby the Company will, pursuant to terms and conditions of the Agreement, have access to a $10 million line of credit. As part of the Agreement, the Company is obligated to register additional shares of its common stock in order to have an adequate number of shares for issuance pursuant to the Registration Rights Agreement entered into as part of the Agreement.

Our Product

Our product will be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks. To date, we have no marketable product and will rely on Alpha to continue the development and testing of a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle. The prototype phase of development is anticipated to continue for approximately three years from the completion of the funding of a public offering. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has completed the design for the truck engine. We need to complete the prototype and test an engine that meets our needs using the existing proven technology; however, this takes a considerable amount of money.

Alpha will continue to develop and test a 540 horsepower DCGT highway truck engine prototype at their facilities at Deland Industrial Center, 1601 Old Daytona Street, Deland, Florida 32724. All machine work is contracted out by Alpha while all component parts are purchased off the shelf or fabricated by Alpha at their facilities. Our company will be involved in this process only to the extent that we will receive ongoing status reports of Alphas’ progress. We will not participate in the design, construction and testing of the engine. Alpha may use independent contractors as it deems necessary to complete these functions. We are completely dependent on Alpha to complete this process (see “Risk Factors”.)

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

Alpha has developed four working prototypes as described below:

1.	First engine was developed in 1987. The engine consisted of one 8-inch diameter, 26-pound turbine wheel, driven by two horizontally opposed combustion chambers. The engine produced 78 horsepower at 12,500 rpm.

2.	This engine was developed in 1989. The engine consisted of two 5-inch diameter, 11-pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 130 horsepower at 14,000 rpm.

3.	This engine was developed in 1991. The engine consisted of two 7-inch diameter, 19.6 pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 256 horsepower at 8,300 rpm.

4.	This engine was developed in 1997. The engine consists of four 6-inch diameter, 12 pound turbine wheels mounted on a single shaft, driven by eight horizontally opposed combustion chambers. The engine produces 130 horsepower at 8,400 rpm. This engine is currently used for demonstration and can be seen by appointment.

5.	With current data derived from testing previous prototypes, Alpha has designed a 540 horsepower engine that can power a highway truck. Preliminary design concepts estimate the engine will have six 15-inch diameter, 20-pound turbine wheels mounted on a single shaft, driven by 12 horizontally opposed combustion chambers producing 540 horsepower at 3,000 rpm.

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

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT has the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

•	Air cooled - less than 2 pounds per horsepower

•	Fewer moving parts - less maintenance

•	Flex-fuel and mixed fuels capability

•	Operates on all hydrocarbon fuels, hydrogen and syn fuels

•	Cold start capability with any fuels

•	Burns 30% less fuel “Greenhouse exhaust gases”

•	Less nitrogen oxides and carbon monoxide exhaust emissions

•	Less hydrocarbon exhaust emissions

•	No lube oil, filters or pumps

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

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. As of December 31, 2006, the Company has accrued $62,500 of royalty fees related to this agreement. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2006, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Bid Prices
	High	Low
FISCAL 2006

First Quarter (January 1, 2006 through March 31, 2006)	$3.00	$1.95
Second Quarter (April 1, 2006 through June 30, 2006)	$2.20	$0.85
Third Quarter (July 1, 2006 through September 30, 2006)	$1.45	$0.60
Fourth Quarter (October 1, 2006 through December 31, 2006)	$0.80	$0.30

FISCAL 2005

First Quarter (January 1, 2005 through March 31, 2005)	N/A	N/A
Second Quarter (April 1, 2005 through June 30, 2005)	N/A	N/A
Third Quarter (July 1, 2005 through September 30, 2005)	$2.25	$1.95
Fourth Quarter (October 1, 2005 through December 31, 2005)	$5.00	$1.90

On February 27, 2007 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.72 and there were approximately 150 shareholders of record.

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

As of December 31, 2006 there were approximately 148 beneficial owners of our common stock with 13,286,552 shares issued and outstanding.

During the year ended December 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2006, the Company issued 16,000 shares of common stock to a qualified investor for $0.50 per share for a total of $8,000.

During October 2006, the Company issued 30,000 shares of common stock to qualified investors for services valued at $.50 per share for a total of $15,000.

During October 2006, the Company issued 15,000 shares of common stock to a qualified investor for services valued at $.67 per share for a total of $10,000.

During October 2006, the Company issued 300,000 options to employees, directors, and consultants to purchase common stock to qualified investors for services for a total of $155,185.

During November 2006, the Company issued 100,000 shares of common stock to a qualified investor for $0.50 per share for a total of $50,000.

During November 2006, the Company issued 188,000 shares of common stock to qualified investors for services valued at $.50 per share for a total of $94,000.

During November 2006, the Company issued 2,833 shares of common stock to a qualified investor for $0.60 per share for a total of $1,700.

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

The following steps are required to demonstrate the viability of a final prototype engine:

Step 1	Complete the design and build prototype engine

Cost:	$75,000

Time frame:	Completed design of the prototype, 75% completion of the engine as of December 31, 2006

Step 2	Complete testing of engine

Cost:	$385,000

Time frame:	6 months from completion of Step 1

Step 3	Lease of office and demonstration facilities

Cost:	$48,000

Time frame:	New lease for office facilities initiated on January 1, 2007, leasing of demonstration facilities to be completed by March 31, 2007

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

For the year ended December 31, 2006 compared to the year ended December 31, 2005:

Operating Costs – During the years ended December 31, 2006 and 2005, operating costs totaled $1,207,841 and $1,067,645, respectively. The increase of $140,196 was attributable principally to stock compensation expense for options issued to employees, directors and consultants.

Interest Expense - Net - During the years ended December 31, 2006 and 2005 net interest expense totaled $2,176 and $1,093, respectively. The increase of $1,083 was due to finance charges on outstanding payables during 2006.

The net loss for the years ended December 31, 2006 and 2005 was $(1,465,077) and $(1,068,738), respectively. The increase of $396,339 was mainly attributable to an increase in stock compensation expense and research and development costs during 2006.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2006 and 2005 and since November 27, 2000 (date of inception) through December 31, 2006, the Company has had net losses of $1,465,077, $1,068,738 and $5,838,977, respectively. As of December 31, 2006, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2006 we raised cash of $652,363 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August, 2004 our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, and offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses.

As of May 25, 2005, the Form SB-2 offering has been closed and the remaining deferred offering costs of $128,115 were written off and included in the Statement of Operations. In addition, the Company was offering 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consisted of 50,000 shares of convertible stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and prototype development. The preferred share would yield an annual dividened of 10% payable in either cash or stock at the Company’s discretion. As of December 31, 2005, no units were sold and the Private Placement Memorandum was terminated.

Since our inception through December 31, 2006 we have incurred approximately $5,771,336 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2006, we had an accumulated deficit of $5,838,977 and a working capital deficit of $461,037.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2006 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	840,000	$838,000

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

Report of Independent Registered Public Accounting Firm

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

Report of Independent Registered Public Accounting Firm

Audit Committee

Turbine Truck Engines, Inc.

    (A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through December 31, 2006. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,465,077 during the year ended December 31, 2006 and has an accumulated deficit of $5,838,977 from inception to December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 12, 2007

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2006

Assets
Current assets:
Cash	$1,082

Total current assets	1,082

Furniture and equipment, net of accumulated depreciation of $5,687	2,602

$3,684

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,690
Accrued expenses	142,105
Accrued interest	12,879
Accrued payroll	153,557
Accrued royalty fees	62,500
Due to related party	36,388

Total current liabilities	$462,119

Note payable to related party	$1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 13,286,552 shares issued and outstanding	13,287
Additional paid in capital	5,572,555
Deficit accumulated during development stage	(5,838,977)
Prepaid consulting services paid with common stock	(207,111)
Subscription receivable	(90)

Total stockholders’ deficit	(460,336)

$3,684

The accompanying notes are an integral part of the financial statements.	2

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2006	2005	2006
Research and development costs	255,060		$2,990,709
Operating costs	$1,207,841	$1,067,645	2,780,667

	1,462,901	1,067,645	5,771,376

Interest expense	2,176	1,093	67,601

Net loss	$1,465,077	$1,068,738	$5,838,977

Net loss per common share	$(.12)	$(.09)	$(.53)

Weighted average number of common shares	12,294,910	11,572,005	11,080,508

Diluted loss per common share	$(.12)	$(.09)	$(.53)

Weighted average number of common shares and common equivalent shares outstanding	12,294,910	11,572,005	11,080,508

The accompanying notes are an integral part of the financial statements.	3

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2006

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
Amortization of offering costs related to Form SB-2 filing
Amortization of stock for services related to Form SB-2 offering
Contribution from shareholder

Net loss

Balance, December 31, 2004	11,280,650	$11,281

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.	4

Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
				$(390)	$10,000
	$(4,029)				(4,029)

	(4,029)			(390)	5,971
$4,990					5,000
4,990					5,000
4,990					5,000
27,445					27,500
				300	300
	(31,789)				(31,789)

42,415	(35,818)			(90)	16,982
2,495					2,500
4,990					5,000
12,475					12,500
32,435					32,500
34,930				(2,500)	32,500
4,990					5,000
4,990					5,000
2,495,000					2,500,000
5,000
	(2,796,768)				(2,796,768)

2,639,720	(2,832,586)			(2,590)	(184,786)
103,293					103,500
14,970					15,000
144,710		$(74,850)			70,150
				2,500	2,500
(33,774)					(33,774)
	(190,567)				(190,567)

2,868,919	(3,023,153)	(74,850)		(90)	(217,977)
19,507					19,507
39,980					40,000
62,219					62,250
50,025					50,050
1,999					2,000
6,996					7,000
5,997					6,000
(10,159)					(10,159)
(6,317)		6,317
18,256					18,256
	(282,009)				(282,009)

$3,057,422	$(3,305,162)	$(68,533)		$(90)	$(305,082)

5

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2006

	Common Stock
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1
Amortization of offering costs related to Form SB-2 filing
Amortization of stock for services related to Form SB-2 offering
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5
Capital contribution from stockholder, May 2005
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16
Write off of stock for services related to Form SB-2 filing
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100
Capital contribution from stockholder, June 2005
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40
Amortization of prepaid services paid for with common stock
Write off prepaid services paid for with common stock due to terminated agreement
Issuance of common stock for cash, October ($1.00 per share)	25,000	25
Issuance of common stock for cash, November ($1.00 per share)	20,000	20
Issuance of common stock for cash, December ($1.00 per share)	5,000	5

Net loss

Balance, December 31, 2005	11,715,000	$11,715
Issuance of common stock for cash, January ($1.00 per share)	65,000	65
Issuance of common stock for cash, February ($1.00 per share)	1,500	2
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, March ($1.00 per share)	1,675	2
Issuance of common stock for cash, April ($1.00 per share)	5,000	5
Issuance of common stock for services, May ($1.00 per share)	10,000	10
Issuance of common stock for services, May ($1.15 per share)	10,000	10
Issuance of common stock for cash, June ($.80 per share)	15,000	15
Issuance of common stock and warrants for cash, June ($.50 per share)	200,000	200
Issuance of common stock for services, June ($1.15 per share)	150,000	150
Issuance of common stock for services, July ($1.10 per share)	109,091	109
Issuance of common stock for services, July ($.50 per share)	30,000	30
Issuance of common stock for settlement of debt, August ($.85 per share)	125,253	125
Issuance of common stock for services, August ($.81 per share)	10,000	10
Issuance of common stock and warrants for cash, September ($.50 per share)	167,200	167
Issuance of common stock for services, September ($.50 per share)	210,000	210
Issuance of common stock for services, September ($.74 per share)	10,000	10
Issuance of common stock in settlement of a payable, September ($4.16 per share)	100,000	100
Issuance of options to employees, directors and consultants, September

The accompanying notes are an integral part of the financial statements.	6

Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
$ 159,920						$160,000
249,875						250,000
6,397						6,400
2,999						3,000
(31,216)						(31,216)
(19,413)			$19,413
9,995						10,000
170,000						170,000
31,084						31,100
			49,120			49,120
18,191						18,200
169,900				$(170,000)
450						450
4,995						5,000
39,960				(40,000)
				26,833		26,833
				161,500		161,500
24,975						25,000
19,980						20,000
4,995						5,000
	$(1,068,738)					(1,068,738)

$3,920,509	$(4,373,900)	$		$(21,667)	$(90)	$(463,433)
64,935						65,000
1,498						1,500
				204,556		204,556
1,673						1,675
4,995						5,000
9,990						10,000
11,490						11,500
11,985						12,000
99,800						100,000
172,350				(172,500)
119,891				(120,000)
14,970				(5,000)		10,000
106,341						106,466
8,065						8,075
83,433						83,600
104,790				(12,500)		92,500
7,385						7,395
416,567						416,667
78,355						78,355

The accompanying notes are an integral part of the financial statements.	7

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2006

	Common Stock
	Shares	Amount
Issuance of common stock for services, October ($0.50, per shares)	30,000	30
Issuance of options to employees, directors and consultants, October
Issuance of common stock for cash, October ($0.50 per share)	16,000	16
Issuance of common stock for services, October ($0.67, per shares)	15,000	15
Issuance of common stock for services, November ($0.50, per shares)	188,000	188
Issuance of common stock for cash, November ($0.50 per share)	100,000	100
Issuance of common stock for cash, November ($0.60 per share)	2,833	3

Net loss

Balance December 31, 2006	13,286,552	$13,287

The accompanying notes are an integral part of the financial statements.	8

Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
14,970					15,000
155,185					155,185
7,984					8,000
9,985					10,000
93,812			(80,000)		14,000
49,900					50,000
1,697					1,700
	(1,465,077)				(1,465,077)

$5,572,555	$(5,838,977)	$	$(207,111)	$(90)	$(460,336)

The accompanying notes are an integral part of the financial statements.	9

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2006
	2006	2005
Operating activities
Net loss	$(1,465,077)	$(1,068,738)	$(5,838,977)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	383,026	358,333	851,509
Options issued to employees, directors and consultants	233,540		233,540
Expenses paid by shareholder contribution		170,450	188,706
Write off of deferred offering costs		78,995	119,383
Write off of non-cash deferred offering costs		49,120	49,120
Depreciation	2,301	909	5,687
Amortization of discount on notes payable			33,858
Increase (decrease) in:
Accounts payable	4,782	(5,712)	54,690
Accrued expenses	75,875	7,500	142,105
Accrued payroll	59,900	55,491	153,557
Accrued royalty fees	250,000	229,167	479,167
Accrued interest		660	12,879

Net cash used by operating activities	(455,653)	(123,825)	(779,127)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(3,094)		(8,289)

Net cash (used) by investing activities	(3,094)		(8,389)

Financing activities
Advances from stockholders, net	117,867	23,585	144,856
(Increase) decrease in deferred offering costs			(194,534)
Proceeds from issuance of common stock	328,475	113,700	776,116
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	446,342	137,285	788,598

Net (decrease) increase in cash	(12,405)	13,460	1,082

Cash at beginning of year/period	13,487	27

Cash at end of year/period	$1,082	$13,487	$1,082

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2006
	2006	2005
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0	$0	$0

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$31,216	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder Against related party debt	$0	$0	$8,099

Amortization of offering costs related To stock for services	$0	$19,413	$25,730

Settlement of notes payable in exchange for common stock	$106,466	$250,000	$356,466

Common stock issued in exchange for prepaid services	$390,000	$0	$390,000

Common stock issued in exchange for accrued royalties	$416,667	$0	$416,667

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

1.	Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in DeLand, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. If the Company can successfully demonstrate a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006 and since November 27, 2000 (date of inception) through December 31, 2006, the Company has had a net loss of $1,465,077 and $5,838,977, respectively. As of December 31, 2006, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s financial instruments include cash, accounts payable, accrued liabilities and payables to related parties. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

3.	Significant Accounting Policies (Continued)

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceed the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in any of the periods presented.

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2006 and 2005 and the period November 27, 2000 (date of inception) to December 31, 2006 amounted to $255,060, $0 and $2,990,709, respectively.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 12.

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through December 31, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods. The diluted weighted average number of shares, including these common share equivalents would have been 12,529,075, 11,572,005 and 11,118,921 for the years ended December 31, 2006 and 2005 and the period from November 27, 2000 (Date of Inception) through December 31, 2006, respectively.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

3.	Significant Accounting Policies (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006. Prior to the adoption of SFAS 123(R) we did not issue any stock options.

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings and earnings per share for the year ended December 31, 2006 were $72,765 and $.01, respectively, lower than if we had accounted for stock based compensation under APB Opinion No. 25 for our stock option grants.

As of December 31, 2006, there was $620,738 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met.

The following table represents our nonvested stock options and warrant activity for the year ended December 31, 2006:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December31, 2005	—	$—

Granted	2,040,000	$0.47
Vested	(840,000)	$0.39
Forfeited	—	$—

Nonvested options - December 31, 2006	1,200,000	$0.52

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006, based on the Company’s closing stock price of $.45 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

In February 2006, FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of SFAS Nos. 133 and 140”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends

SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140”, which addresses the accounting and disclosure for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

4.	Option to Acquire License

In July 2002, the Company exercised its option to obtain a license to commercially exploit certain turbine truck engine technology owned by Alpha. The original agreement required the Company to complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company and other licensing considerations as follows:

•	Licensing fee – $250,000 licensing note payable on August 23, 2005 or agreement is terminated;

•	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled;

•	Royalties – eight percent of net sales after manufacturing and sales commence; and

•	Contract fees for design and engineering services.

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. As of December 31, 2006, the Company has accrued $62,500 of royalty fees related to this agreement. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

5.	Private Placement Offering

Effective August 1, 2005, the Company entered into an agreement with U.S. Capital Partners, Inc. (“U.S. Capital”) to assist the Company on a “best efforts” basis in raising approximately $2 million in a private offering of a convertible debt instrument. U.S. Capital was entitled to 8% of the total proceeds raised from the sale of a equity security, 4% of the total proceeds resulting from the sale of debt of the Company and a 1% non-accountable expense allowance. Upon the first closing, U.S. Capital would also receive 2% of the Company’s outstanding shares of common stock at a price of $.01 per share. In the event the first closing is a partial close, U.S. Capital shares will be pro-rated and held in escrow until the final closing. The Company also agreed to cause the greater of two individuals or 30% of the number of directors to be elected to the board of directors for a period of 36 months from the close of the offering. Effective November 2, 2005, the agreement with US Capital Partners, Inc. was terminated.

The Company offered 16 units under a Private Placement Memorandum with an effective date of July 28, 2005. Each unit consisted of 50,000 shares of convertible preferred stock and 50,000 stock purchase warrants for $75,000 per unit in order to raise $1,200,000 for working capital and to develop a prototype. Currently, no units have been sold. The preferred shares would yield an annual dividend of 10% payable in either cash or stock at the Company’s discretion. The Private Placement Memorandum terminated on December 31, 2005.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

6.	Prepaid Consulting Services Paid with Common Stock

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $172,500 to be amortized through June 2007 at $14,375 per month. For the year ended December 31, 2006, $93,438 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $75,000 to be amortized through May 2007 at $12,500 per month. For the year ended December 31, 2006, $18,750 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 109,091 shares of common stock. These shares were valued at $120,000 to be amortized through July 2007 at $10,000 per month. For the year ended December 31, 2006, $55,000 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through July 2007 at $417 per month. For the year ended December 31, 2006, $2,292 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through September 2007 at $455 per month. For the year ended December 31, 2006, $909 has been included in consulting expense.

During the year ended December 31, 2005, the Company entered into an agreement with a CPA Firm to provide consulting services. In exchange for those services, the Company issued 20,000 shares of common stock to the accounting firm and 20,000 shares of common stock to the individual providing the consulting services. These shares were valued at $40,000 have been included in consulting expense for the year ended December 31, 2006.

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

7.	Capital Stock

Effective August 10, 2005, the Company amended its Articles of Incorporation to change the total amount of authorized capital stock from 100,000,000 to 99,000,000 shares of common stock, par value $.001 each and 1,000,000 shares of preferred stock, par value $.001 each. The rights and preferences of the preferred shares will be designated by the Board of Directors.

8.	Options and warrants

During the year ended December 31, 2006, the Company issued 260,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 260,000 shares of the Company’s common stock, at any time, at an exercise price of $2.00 per share and expire in 2011.

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

Expected volatility	120.7% - 138.3%
Expected dividends	0
Expected term	1 - 2.5 years
Risk-free rate	4.68% – 4.85%

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2005	0
Options and warrants granted	2,040,000	$.50 - $2.00	$.47
Options and warrants cancelled or expired

Outstanding at December 31, 2006	2,040,000	$.50 - $2.00	$.47

Exercisable at December 31, 2006	840,000	$.50 - $2.00	$.39

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2006:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.50 - $2.00	2,040,000	2.18 Years	$.70	2.67 Years	840,000	$1.00

As of December 31, 2006 there were 840,000 options and warrants exercisable at a weighted average exercise price of $1.00. The intrinsic value of both the exercisable and outstanding options and warrants at December 31, 2006, based on the quoted market rate of $0.45 per common share is $0.

9.	Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is

$250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $62,500 as of December 31, 2006.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of December 31, 2006, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of December 31, 2006. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through December 31, 2006.

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

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of December 31, 2006, there has been no activity under this agreement.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company has expensed $5,346 related to this agreement and is in the process of renegotiating the terms, therefore, no additional payments have been made.

During the year ended December 31, 2006, the Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company issued 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation, which is being amortized to expenses at $10,000 per month. At December 31, 2006, the Company has expensed $55,000.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work. As of December 31, 2006, the retainer has not been paid and there has been no activity under this agreement.

12.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2006 or 2005.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

12.	Income Taxes (continued)

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2006 or 2005 or the period November 27, 2000 (Date of inception) through December 31, 2006.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2006	2005
Tax expense (benefit) at U.S. statutory rate	$(498,100)	$(363,000)
State income tax expense (benefit), net of federal benefit	(44,600)	(39,000)
Stock option expense	79,400
Effect of non-deductible expenses	800	200
Change in valuation allowance	462,500	401,800

	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 are as follows:

Deferred tax assets (liability), noncurrent:
Depreciation	100
License agreement	712,700
Capitalized start up costs	1,365,900
Net operating loss	12,300
Contribution carryover	500
Valuation allowance	(2,091,500)

$—

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2006

12.	Income Taxes (continued)

Since management of the Company believes that it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2006.

As of December 31, 2006, the Company had federal and state net operating loss carry-forwards totaling approximately $32,961 which begin expiring in 2022.

13.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2006 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

14.	Subsequent Event

Subsequent to year end, the Company issued 823,826 shares of restricted common stock for cash of $196,500 under stock subscription agreements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

ITEM 8B	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	50	Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)

James A. Teters, Jr.	50	President, COO and Director

Phyllis J. Rouse	48	Vice President, Secretary, Treasurer and Director

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

James A. Teters, Jr. serves as a Director. Currently, Mr. Teters is Vice President and Regional Sales Manager for Aurum Technology, Orlando, Florida, responsible for identifying, qualifying, and sales for a complete line of products to financial institutions from December 2002 to present. Mr. Teters was President of Turbine Truck Engines where he developed, implemented and executed marketing and sales strategy for VC presentations from May 2002 to November 2002. Mr. Teters was Vice President, Sales for Incurrent Solutions, Inc., Orlando, Florida, responsible for identifying, strategizing and closing sales for ASP and in-house Internet based customer care from January 2001 to April 2002. Mr. Teters started as Regional Manager; Strategic Business Development responsible for specialty sales generated to target banks with $1—$10 billion in assets with a focus on outsourced core processing and was promoted to National Sales, Senior Sales Executive responsible for identifying, qualifying, strategizing and managing in-house and service bureau sales from December 1999 – July 2000. Director of Business Development for Phoenix International, Inc., Heathrow, Florida, responsible for creating new sales opportunities and closing fourth generation client/server based banking software from January 1998 – December 1999.

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

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rouse CEO, Chairman of the Board	2006 2005	$ $	52,000 52,000	0 0	0 0	0 0	0 0	0 0	0 0	$ $	52,000 52,000

James A. Teters, Jr. President, COO and Director	2006 2005		0 0	0 0	$27,987 0	0 0	0 0	0 0	0 0		$27,987 0

Phyllis J. Rouse Vice President, Secretary, Treasurer and Director	2006 2005		$0 10,000	0 0	$27,987 0	0 0	0 0	0 0	0 0	$ $	27,987 10,000

Jay G. Hilden Former President	2006 2005		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
James A. Teters, Jr.	100,000			$0.60	9/26/08

Phyllis J. Rouse	100,000			$0.60	9/26/08

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. Some of the Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James A. Teters, Jr.	$—	$—	$27,987	(1)	$—	$—	$—	$27,987
Phyllis J. Rouse	$—	$—	$27,987	(1)	$—	$—	$—	$27,987

(1) Includes grants made on September 26, 2006 for 100,000 options each at a strike price of $.60 that expire September 26, 2008.

(A) Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the year ended December 31, 2006 (1) risk-free interest rate of 4.68%, (2) no dividend yield, (3) expected lives of 1 year, and (4) volatility of 120.7%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2006, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,669,555	35.14%

Alpha Engines Corporation (1)	4,996,903	37.61%

Phyllis J. Rouse (2)	150,000	1.13%

James A. Teters, Jr.	100,000.75%

All directors and executive officers as a group (4 persons)	9,916,458	74.64%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders
2006 Incentive Compensation Plan	2,040,000	$1.00	720,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.	EXHIBITS

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $33,238 and $50,981 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $1,346 for tax work.

All Other Fees

During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $3,275 and $0 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: March 26, 2006	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 26, 2006	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer