Form 10QSB
period 2007-03-31
TURBINE TRUCK ENGINES INC
filed 2007-05-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 200  , to             , 200  :

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

There were 14,710,378 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2007.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2007 (unaudited) and for the

three months ended March 31, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2007 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

March 31, 2007

(unaudited)

Assets
Current assets:
Cash	$66,638

Total current assets	66,638

Furniture and equipment, net of accumulated depreciation of $5,959	16,811

$83,449

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$51,618
Accrued expenses	182,417
Accrued interest	12,879
Accrued payroll	208,795
Accrued royalty fees	125,000
Due to related party	30,000

Total current liabilities	610,709

Note payable to related party	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 14,710,378 shares issued and outstanding	14,711
Additional paid in capital	6,264,219
Deficit accumulated during development stage	(6,514,128)
Receivable for common stock	(177,000)
Prepaid consulting services paid with common stock	(116,873)
Subscription receivable	(90)

Total stockholders’ deficit	(529,161)

$83,449

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31,
	2007	2006	2007
	(Unaudited)		(Unaudited)
Research and development costs	$115,313	$7,333	$3,106,022
Operating costs	559,365	118,110	3,340,032

	674,678	125,443	6,446,054

Interest expense (income), net	473	662	68,074

Net loss	$(675,151)	$(126,105)	$(6,514,128)

Net loss per share	$(.05)	$(.01)	$(.58)

Weighted average number of common shares outstanding	14,012,852	11,772,276	11,194,508

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2007 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2007

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Receivable for Common Stock	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total

	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390						$(390)	$10,000
Net loss for the period				$(4,029)					(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)				(390)	5,971

Issuance of common stock for cash, February 2001*	10,000	10	$4,990						5,000

Issuance of common stock for cash, March 2001*	10,000	10	4,990						5,000

Issuance of common stock for cash, August 2001*	10,000	10	4,990						5,000

Issuance of common stock for cash, September 2001*	55,000	55	27,445						27,500

Payment for common stock issued under subscription receivable									300

Net loss			(31,789)						(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)				(90)	16,982

Issuance of common stock for cash, January 2002*	5,000	5	2,495						2,500

Issuance of common stock for cash, February 2002*	10,000	10	4,990						5,000

Issuance of common stock for cash, April 2002*	25,000	25	12,475						12,500

Issuance of common stock for cash, May 2002*	65,000	65	32,435						32,500

Issuance of common stock for cash, June 2002*	70,000	70	34,930					(2,500)	32,500

Issuance of common stock for cash, August 2002*	10,000	10	4,990						5,000

Issuance of common stock for cash, October 2002*	10,000	10	4,990						5,000

Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000						2,500,000

Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5,000)	5,000

Net loss				(2,796,768)					(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)				(2,590)	(184,786)

Issuance of common stock for cash, February 2003*	207,000	207	103,293						103,500

Issuance of common stock for cash, September 2003*	30,000	30	14,970						15,000

Issuance of common stock for services, September 2003*	290,000	290	144,710		$(74,850)				70,150

Payment for common stock issued under subscription agreement								2,500	2,500

Offering costs for private placement offering			(33,774)						(33,774)

Net loss				(190,567)					(190,567)

Balance, December 31, 2003	11,197,000	$11,197	2,868,919	(3,023,153)	(74,850)			(90)	(217,977)

Issuance of notes payable with beneficial conversion feature			19,507						19,507

Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980						40,000

Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219						62,250

Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025						50,050

Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999						2,000

Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996						7,000

Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997						6,000

Amortization of offering costs related to Form SB-2 filing			(10,159)						(10,159)

Amortization of stock for services related to Form SB-2 offering			(6,317)		6,317

Contribution from shareholder			18,256						18,256

Net loss				(282,009)					(282,009)

Balance, December 31, 2004	11,280,650	$11,281	$3,057,422	$(3,305,162)	$(68,533)			$(90)	$(305,082)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2007 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2007

			Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs		Receivable for Common Stock	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total

	Common Stock
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	$80	$159,920							$160,000

Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875							250,000

Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397							6,400

Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999							3,000

Amortization of offering costs related to Form SB-2 filing			(31,216)							(31,216)

Amortization of stock for services related to Form SB-2 offering			(19,413)			$19,413

Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995							10,000

Capital contribution from stockholder, May 2005			170,000							170,000

Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084							31,100

Write off of stock for services related to Form SB-2 filing						49,120				49,120

Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191							18,200

Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900					$(170,000)

Capital contribution from stockholder, June 2005			450							450

Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995							5,000

Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960					(40,000)

Amortization of prepaid services paid for with common stock								26,833		26,833

Write off prepaid services paid for with common stock due to terminated agreement								161,500		161,500

Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975							25,000

Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980							20,000

Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995							5,000

Net loss				$(1,068,738)						(1,068,738)

Balance, December 31, 2005	11,715,000	$11,715	$3,920,509	$(4,373,900)	$			$(21,667)	$(90)	$(463,433)

Issuance of common stock for cash, January ($1.00 per share)	65,000	65	64,935							65,000

Issuance of common stock for cash, February ($1.00 per share)	1,500	2	1,498							1,500

Amortization of prepaid services paid for with common stock								204,556		204,556

Issuance of common stock for cash, March ($1.00 per share)	1,675	2	1,673							1,675

Issuance of common stock for cash, April ($1.00 per share)	5,000	5	4,995							5,000

Issuance of common stock for services, May ($1.00 per share)	10,000	10	9,990							10,000

Issuance of common stock for services, May ($1.15 per share)	10,000	10	11,490							11,500

Issuance of common stock for cash, June ($.80 per share)	15,000	15	11,985							12,000

Issuance of common stock and warrants for cash, June ($.50 per share)	200,000	200	99,800							100,000

Issuance of common stock for services, June ($1.15 per share)	150,000	150	172,350					(172,500)

Issuance of common stock for services, July ($1.10 per share)	109,091	109	119,891					(120,000)

Issuance of common stock for services, July ($.50 per share)	30,000	30	14,970					(5,000)		10,000

Issuance of common stock for settlement of debt, August ($.85 per share)	125,253	125	106,341							106,466

Issuance of common stock for services, August ($.81 per share)	10,000	10	8,065							8,075

Issuance of common stock and warrants for cash, September ($.50 per share)	167,200	167	83,433							83,600

Issuance of common stock for services, September ($.50 per share)	210,000	210	104,790					(12,500)		92,500

Issuance of common stock for services, September ($.74 per share)	10,000	10	7,385							7,395

Issuance of common stock in settlement of a payable, September ($4.16 per share)	100,000	100	416,567							416,667

Issuance of options to employees, directors and consultants, September			78,355							78,355

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2007 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2007

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Deferred Non-Cash Offering Costs	Receivable for common stock	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock for services, October ($0.50, per shares)	30,000	30	14,970						15,000

Issuance of options to employees, directors and consultants, October			155,185						155,185

Issuance of common stock for cash, October ($0.50 per share)	16,000	16	7,984						8,000

Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985						10,000

Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812				(80,000)		14,000

Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900						50,000

Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697						1,700

Net loss				(1,465,077)					(1,465,077)

Balance December 31, 2006	13,286,552	$13,287	$5,572,555	$(5,838,977)	$		$(207,111)	$(90)	$(460,336)

Issuance of options to consultants, January (unaudited)			155,188						155,188

Issuance of common stock for cash, January ($0.50 per share) (unaudited)	26,000	26	12,974						13,000

Issuance of common stock for exercise of options, January ($0.50 per share) (unaudited)	300,000	300	149,700			(150,000)

Issuance of common stock for services, January ($0.66, per shares) (unaudited)	50,000	50	32,950				(33,000)

Issuance of common stock for services, January ($0.51, per shares) (unaudited)	10,000	10	5,090						5,100

Issuance of common stock for exercise of options, February ($0.50 per share) (unaudited)	100,000	100	49,900			(15,000)			35,000

Issuance of common stock for exercise of options, February ($0.60 per share) (unaudited)	20,000	20	11,980			(12,000)

Issuance of common stock and warrants for cash, February ($0.23 per share) (unaudited)	239,130	239	54,761						55,000

Issuance of common stock for services, February ($0.87, per shares) (unaudited)	50,000	50	43,200						43,250

Issuance of common stock for services, February ($0.72, per shares) (unaudited)	20,000	20	14,280						14,300

Issuance of common and warrants stock for cash, February ($0.23 per share) (unaudited)	558,696	559	127,941						128,500

Issuance of common stock for services, March ($0.65, per shares) (unaudited)	25,000	25	16,225						16,250

Issuance of common stock for services, March ($0.70, per shares) (unaudited)	25,000	25	17,475				(17,500)

Amortization of prepaid services paid for with common stock							140,738		140,738

Net loss for the three months ended March 31, 2007 (unaudited)				(675,151)					(675,151)

Balance March 31, 2007	14,710,878	$14,711	$6,264,219	$(6,514,128)	$	$(177,000)	$(116,873)	$(90)	$(529,161)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2007
	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(675,151)	$(126,105)	$(6,514,128)
Adjustments to reconcile net loss to net cash used by operating activities: Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	219,638	10,000	1,071,147
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	273	605	5,960
Amortization of discount on notes payable			33,858
Options issued to employees, directors and consultants	155,188		388,728
Increase in prepaid expenses		(5,367)
(Decrease) increase in:
Accounts payable	(3,072)	(25,804)	51,618
Accrued expenses	40,312		182,417
Accrued payroll	55,238	14,882	208,795
Accrued interest			12,879
Accrued royalty fees	62,500	62,500	541,667

Net cash used by operating activities	(145,074)	(69,289)	(924,201)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(14,482)	(3,094)	(22,771)

Net cash used by investing activities	(14,482)	(3,094)	(22,871)

Financing activities
Repayment of stockholder advances	(8,833)	(8,000)	(71,680)
Advances from stockholders	2,445		210,148
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	196,500	68,175	972,616
Proceeds from exercise of options	35,000		35,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	225,112	60,175	1,013,710

Net increase in cash	65,556	(12,208)	66,638

Cash at beginning of year/period	1,082	13,487

Cash at end of year/period	$66,638	$1,279	$66,638

The accompanying notes are an integral part of the financial statements.

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2007
	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$0	$0

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchanged for prepaid services	$0	$0	$440,500

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$177,000	$0	$177,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2007 (unaudited)

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

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2007 and 2006 and the Period November 27, 2000 (Date of Inception) through March 31, 2007, (b) the financial position at March 31, 2007, and (c) cash flows for the three month periods ended March 31, 2007 and 2006, and the Period November 27, 2000 (Date of Inception) through March 31, 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2007 and since November 27, 2000 (Date of Inception) through March 31, 2007, the Company has had a net loss of $675,151 and $6,514,128, respectively. As of March 31, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4.	Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $125,000 as of March 31, 2007.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of March 31, 2007, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2007 (unaudited)

4.	Contingencies (continued)

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of December 31, 2006. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through March 31, 2007.

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

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. Through March 31, 2007, the Company has expensed $10,670 related to this agreement which expires on June 30, 2007.

On May 31, 2006, the Company entered into a $10 million investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”). Pursuant to the terms of the investment agreement, over the next three years the Company may at its discretion periodically sell (or “put”) to Dutchess shares of its common stock having an aggregate purchase price of up to $10 million. For each share of common stock sold under the investment agreement, Dutchess agreed to pay the Company 93% of the lowest closing bid price of the Company’s common stock during the 5 trading days immediately following the applicable put notice date.The Company may elect not to sell any shares to Dutchess at a price that is less than 75% of the closing bid price for the (10) trading days immediately preceding the applicable put notice date.

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of March 31, 2007, there has been no activity under this agreement.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company is in the process of renegotiating the terms, therefore, no additional payments have been made during the three months ended March 31, 2007.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2007 (unaudited)

4.	Contingencies (continued)

The Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company issued 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation, which is being amortized to expenses at $10,000 per month. During the three months ended March 31, 2007, the Company has expensed $30,000.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work. As of March 31, 2007, the retainer has not been paid and there has been no activity under this agreement.

During the three months ended March 31, 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement is for a two year period with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease.

Future minimum lease payments are as follows:

2007	$18,000
2008	24,000
2009	6,000

5.	Related Party Transactions

The Company has a receivable of $12,000 from an employee for monies due upon the exercise and sale of common stock. This amount is non-interest bearing, unsecured and intended to be repaid within the year.

The due to related party of $30,000 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

6.	Stock Options and Warrants

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

As of March 31, 2007, there was $465,566 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met.

The following table represents our nonvested stock options and warrant activity for the three months ended March 31, 2007:

Number of Options/Warrants
Nonvested options - December 31, 2006	1,200,000

Granted	—
Vested	(300,000)
Forfeited	—

Nonvested options - March 31, 2007	900,000

The aggregate intrinsic value of options outstanding at March 31, 2007, based on the Company’s closing stock price of $0.65 was $265,761. The aggregate value of options exercisable at March 31, 2007, based on the Company’s closing stock price of $0.65 was $145,761. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended March 31, 2007, the Company issued 398,913 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 398,913 shares of the Company’s common stock, at any time, at an exercise price of $0.43 per share and expire in 2009.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. During the three months ended March 31, 2007, the Company did not issue any options.

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2006	2,040,000	$0.50 – 2.00	$
Options and warrants granted	398,913	$0.43		$.57
Options and warrants exercised	(420,000)	$0.50 – 0.60	$
Options and warrants cancelled or expired

Outstanding at March 31, 2007	2,018,913	$.43 -$2.00	$

Exercisable at March 31, 2007	1,118,913	$.43 -$2.00	$

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2007:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.43 - $2.00	2,018,913	3.7 Years	$.69	2.3 Years	1,118,913	$0.78

7.	Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 14,110,233, 11,772,276 and 11,200,189 for the three months ended March 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through March 31, 2007, respectively.

Common stock equivalents for the three months ended March 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through March 31, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods.

PART I—FINANCIAL INFORMATION

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

OVERVIEW OF THE COMPANY

Turbine Truck Engines, Inc. was incorporated in Delaware on November 27, 2000. On December 15, 2000, we acquired the option rights for an exclusive License from Alpha Engines Corporation (“Alpha”) for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s “Detonation Cycle Gas Turbine Engine” (“DCGT”) technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. We exercised our option and acquired the licensing rights on July 22, 2002.

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. Under our Agreement with Alpha, they will continue to develop and test this 540 horsepower DCGT highway truck engine prototype at their facilities in Deland, Florida. We receive ongoing status reports of their progress but do not participate in the design, construction and/or testing of the engine. This new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. It is our intention to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine.

To date, we have no marketable product and are relying on Alpha to continue the development and testing of the 540 horsepower prototype which is expected to last for at least the next three (3) years.

OUR BUSINESS PLAN

During the twelve month period January 1, 2007 through December 31, 2007, the Company intends to focus on the continued development of the 540 horsepower engine, making improvements and modifications as the testing proceeds. The Company is anticipating finalizing the initial testing on the engine during the summer of 2007 and should begin preliminary vehicle testing shortly thereafter.

The Company is continuing to search for a Joint Venture partner to manufacture and produce the final engine for sale. To date the Company has not entered into any agreements with any manufactures, but is looking to develop such a relationship before the end of the 2007 fiscal year. The Company’s ideal Joint Venture partner will provide the engineering support and manufacturing facilities to take the engine from prototype, through vehicle testing, government testing and into the market.

Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. As we have no marketable product yet, we do not anticipate generating any revenues over the next year. Thereafore, we anticipate the need to raise additional capital over the next twelve months. The financing for our development activities to date has come from the sale of common stock.

The Company has signed a 2-year Lease Agreement for 3600 square foot space located at 917 Biscayne Boulevard Unit 6, DeLand Florida 32724 for the purpose of demonstrating the Engine. The Company also acquired an option to purchase the space in the future should they choose to do so. The complex is located next to the airport and allows for private aircraft to taxi up to the location. The Company began demonstrating the engine at this facility in April, 2007.

LIQUIDITY AND CAPITAL RESOURCES

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period. The Company’s agreement with Dutchess Private Equities Fund, L.P. entered into in 2006 was never finalized by the Company nor does the Company intend to do so in the future. Instead, the Company has signed a term sheet for a $5,000,000 line of credit with Wertpapier und handelskasse von 1857. The Company anticipates finalizing this agreement during the second quarter and accessing the line over the coming 12 month period to fund continued engine development and to provide additional operating expense coverage. The Line will bear interest at the lower of 8% per annum or Libor +3% at the time of each draw. Interest is payable semi-annually in arrears. The Lender has the option to convert in part or full the loan amount into equity, up to 35% anytime after the first 24 months, unless repaid. Conversion would be based on 70% of the average bid price for the 7 trading days preceding the conversion.

The Company intends to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2007 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,118,913	$947,500

During the coming year, based on our anticipated growth, we plan to add several employees to our staff.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32.1	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 14, 2007	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 14, 2007	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer