Form 10QSB
period 2007-06-30
TURBINE TRUCK ENGINES INC
filed 2007-08-10
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 200    , to             , 200    .

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

There were 14,945,878 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2007.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of June 30, 2007 (unaudited) and for the

three and six months ended June 30, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2007 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

June 30, 2007

(unaudited)

Assets
Current assets:
Cash	$4,565
Prepaid expenses	4,341

Total current assets	8,906

Furniture and equipment, net of accumulated depreciation of $13,327	28,596

$37,502

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$39,370
Accrued expenses	282,980
Accrued interest	12,879
Accrued payroll	265,473
Accrued royalty fees	187,500
Due to related party	45,500

Total current liabilities	833,702

Note payable to related party	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 14,945,878 shares issued and outstanding	14,946
Additional paid in capital	6,357,734
Deficit accumulated during development stage	(6,969,619)
Prepaid consulting services paid with common stock	(24,072)
Receivable for common stock	(177,000)
Subscription receivable	(90)

Total stockholders’ deficit	(798,101)

$37,502

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2007
	2007	2006	2007	2006
Research and development costs	$115,562	$3,337	$230,875	$10,670	$3,221,584
Operating costs	355,625	256,035	914,990	374,145	3,695,657

	471,187	259,372	1,145,865	384,815	6,917,241
Interest (income) expense	(15,696)	362	(15,223)	1,024	52,378

Net loss	$(455,491)	$(259,734)	$(1,130,642)	$(385,839)	$(6,969,619)

Net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.03)	$(0.62)

Weighted average number of common shares	14,742,004	11,831,582	14,379,442	11,802,093	11,328,682

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2007 and

For Each of the Years from November 27, 2000 (Date of Inception) through June 30, 2007

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period				$(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)
Issuance of common stock for cash, February 2001*	10,000	10	$4,990
Issuance of common stock for cash, March 2001*	10,000	10	4,990
Issuance of common stock for cash, August 2001*	10,000	10	4,990
Issuance of common stock for cash, September 2001*	55,000	55	27,445
Payment for common stock issued under subscription receivable
Net loss				31,789

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)
Issuance of common stock for cash, January 2002*	5,000	5	2,495
Issuance of common stock for cash, February 2002*	10,000	10	4,990
Issuance of common stock for cash, April 2002*	25,000	25	12,475
Issuance of common stock for cash, May 2002*	65,000	65	32,435
Issuance of common stock for cash, June 2002*	70,000	70	34,930
Issuance of common stock for cash, August 2002*	10,000	10	4,990
Issuance of common stock for cash, October 2002*	10,000	10	4,990
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5.000)	5,000
Net loss				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)
Issuance of common stock for cash, February 2003*	207,000	207	103,293
Issuance of common stock for cash, September 2003*	30,000	30	14,970
Issuance of common stock for services, September 2003*	290,000	290	144,710
Payment for common stock issued under subscription agreement
Offering costs for private placement offering			(33,774)
Net loss				(190,567)

Balance, December 31, 2003	11,197,000	11,197	2,868,919	(3,023,153)
Issuance of notes payable with beneficial conversion feature			19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997
Amortization of offering costs related to Form SB-2 filing			(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)

Contribution from shareholder			18,256
Net loss				(282,009)

Balance, December 31, 2004	11,280,650	11,281	3,057,422	(3,305,162)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period					(4,029)
Balance, December 31, 2000				(390)	5,971
Issuance of common stock for cash, February 2001*					5,000
Issuance of common stock for cash, March 2001*					5,000
Issuance of common stock for cash, August 2001*					5,000
Issuance of common stock for cash, September 2001*					27,500
Payment for common stock issued under subscription receivable				300	300
Net loss					(31,789)
Balance, December 31, 2001				(90)	16,982
Issuance of common stock for cash, January 2002*					2,500
Issuance of common stock for cash, February 2002*					5,000
Issuance of common stock for cash, April 2002*					12,500
Issuance of common stock for cash, May 2002*					32,500
Issuance of common stock for cash, June 2002*				(2,500)	32,500
Issuance of common stock for cash, August 2002*					5,000
Issuance of common stock for cash, October 2002*					5,000
Issuance of common stock to acquire licensing agreement, July 2002*					2,500,000
Shares returned to treasury by founding stockholder, July 2002
Net loss					(2,796,768)

Balance, December 31, 2002				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*					103,500
Issuance of common stock for cash, September 2003*					15,000
Issuance of common stock for services, September 2003*	$(74,850)				70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering					(33,774)
Net loss					(190,567)
Balance, December 31, 2003	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)					40,000
Conversion of notes payable, August 2004 ($2.00 per share)					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)					6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering	6,317

Contribution from shareholder					18,256
Net loss					(282,009)

Balance, December 31, 2004	(68,533)			(90)	(305,082)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2007 and

For Each of the Years from November 27, 2000 (Date of Inception) through June 30, 2007

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	80	159,920
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999
Amortization of offering costs related to Form SB-2 filing			(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995
Capital contribution from stockholder, May 2005			170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084
Write off of stock for services related to Form SB-2 filing

Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900
Capital contribution from stockholder, June 2005			450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960
Amortization of prepaid services paid for with common stock

Write off prepaid services paid for with common stock due to terminated agreement

Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995
Net loss				(1,068,738)

Balance, December 31, 2005	11,715,000	11,715	3,920,509	(4,373,900)
Issuance of common stock for cash, January ($1.00 per share)	65,000	65	64,935
Issuance of common stock for cash, February ($1.00 per share)	1,500	2	1,498
Amortization of prepaid services paid for with common stock

Issuance of common stock for cash, March ($1.00 per share)	1,675	2	1,673
Issuance of common stock for cash, April ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, May ($1.00 per share)	10,000	10	9,990
Issuance of common stock for services, May ($1.15 per share)	10,000	10	11,490
Issuance of common stock for cash, June ($.80 per share)	15,000	15	11,985
Issuance of common stock and warrants for cash, June ($.50 per share)	200,000	200	99,800
Issuance of common stock for services, June ($1.15 per share)	150,000	150	172,350
Issuance of common stock for services, July ($1.10 per share)	109,091	109	119,891
Issuance of common stock for services, July ($.50 per share)	30,000	30	14,970
Issuance of common stock for settlement of debt, August ($.85 per share)	125,253	125	106,341
Issuance of common stock for services, August ($.81 per share)	10,000	10	8,065
Issuance of common stock and warrants for cash, September ($.50 per share)	167,200	167	83,433
Issuance of common stock for services, September ($.50 per share)	210,000	210	104,790
Issuance of common stock for services, September ($.74 per share)	10,000	10	7,385
Issuance of common stock in settlement of a payable, September ($4.16 per share)	100,000	100	416,567
Issuance of options to employees, directors and consultants, September			78,355

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share)					160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)					250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)					6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)					3,000
Amortization of offering costs related to Form SB-2 filing					(31,216)
Amortization of stock for services related to Form SB-2 offering	19,413

Issuance of common stock for services, April 2005 ($2.00 per share)					10,000
Capital contribution from stockholder, May 2005					170,000

Issuance of common stock for cash, May 2005 ($2.00 per share)					31,100
Write off of stock for services related to Form SB-2 filing	49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)					18,200
Issuance of common stock for services, June 2005 ($1.70 per share)		$(170,000)
Capital contribution from stockholder, June 2005					450
Issuance of common stock for cash, August 2005 ($1.00 per share)					5000
Issuance of common stock for services, July 2005 ($1.00 per share)		(40,000)
Amortization of prepaid services paid for with common stock		26,833			26,833
Write off prepaid services paid for with common stock due to terminated agreement		161,500			161,500
Issuance of common stock for cash, October ($1.00 per share)					25,000
Issuance of common stock for cash, November ($1.00 per share)					20,000
Issuance of common stock for cash, December ($1.00 per share)					5000
Net loss					(1,068,738)

Balance, December 31, 2005		(21,667)		(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share)					65,000
Issuance of common stock for cash, February ($1.00 per share)					1,500
Amortization of prepaid services paid for with common stock		204,556			204,556
Issuance of common stock for cash, March ($1.00 per share)					1,675
Issuance of common stock for cash, April ($1.00 per share)					5,000
Issuance of common stock for services, May ($1.00 per share)					10,000
Issuance of common stock for services, May ($1.15 per share)					11,500
Issuance of common stock for cash, June ($.80 per share)					12,000
Issuance of common stock and warrants for cash, June ($.50 per share)					100,000
Issuance of common stock for services, June ($1.15 per share)		(172,500)
Issuance of common stock for services, July ($1.10 per share)		(120,000)
Issuance of common stock for services, July ($.50 per share)		(5,000)			10,000
Issuance of common stock for settlement of debt, August ($.85 per share)					106,466
Issuance of common stock for services, August ($.81 per share)					8,075
Issuance of common stock and warrants for cash, September ($.50 per share)					83,600
Issuance of common stock for services, September ($.50 per share)		(12,500)			92,500
Issuance of common stock for services, September ($.74 per share)					7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share)					416,667
Issuance of options to employees, directors and consultants, September					78,355

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2007 and

For Each of the Years from November 27, 2000 (Date of Inception) through June 30, 2007

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock for services, October ($0.50, per shares)	30,000	30	14,970
Issuance of options to employees, directors and consultants, October			155,185
Issuance of common stock for cash, October ($0.50 per share)	16,000	16	7,984
Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985
Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812
Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900
Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697
Net loss				(1,465,077)

Balance December 31, 2006	13,286,552	13,287	5,572,555	(5,838,977)
Issuance of options to consultants, January (unaudited)			155,188
Issuance of common stock for cash, January ($0.50 per share) (unaudited)	26,000	26	12,974
Issuance of common stock for exercise of options, January ($0.50 per share) (unaudited)	300,000	300	149,700
Issuance of common stock for services, January ($0.66, per shares) (unaudited)	50,000	50	32,950
Issuance of common stock for services, January ($0.51, per shares) (unaudited)	10,000	10	5,090
Issuance of common stock for exercise of options, February ($0.50 per share) (unaudited)	100,000	100	49,900
Issuance of common stock for exercise of options, February ($0.60 per share) (unaudited)	20,000	20	11,980
Issuance of common stock for cash, February ($0.23 per share) (unaudited)	239,130	239	54,761
Issuance of common stock for services, February ($0.87, per shares) (unaudited)	50,000	50	43,200
Issuance of common stock for services, February ($0.72, per shares) (unaudited)	20,000	20	14,280
Issuance of common stock for cash, February ($0.23 per share) (unaudited)	558,696	559	127,941
Issuance of common stock for services, March ($0.65, per shares) (unaudited)	25,000	25	16,225
Issuance of common stock for services, March ($0.70, per shares) (unaudited)	25,000	25	17,475
Issuance of common stock for exchange of fixed assets, April ($0.50, per share) (unaudited)	2,000	2	998
Issuance of common stock for cash, May ($0.25, per share) (unaudited)	24,000	24	5,976
Issuance of common stock for cash, June ($0.25, per share) (unaudited)	26,000	26	6,474
Issuance of common stock for services, June ($0.43, per share) (unaudited)	75,000	75	32,175
Issuance of common stock for exchange of fixed assets, June ($0.50 per share) (unaudited)	8,000	8	3,992
Issuance of common stock for services, June ($0.44, per share) (unaudited)	100,000	100	43,900
Amortization of prepaid services paid for with common stock (unaudited)

Net loss for the six months ended June 30, 2007 (unaudited)				(1,130,642)

Balance June 30, 2007	14,945,878	$14,946	$6,357,734	$(6,969,619)

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for services, October ($0.50, per shares)					15,000
Issuance of options to employees, directors and consultants, October					155,185
Issuance of common stock for cash, October ($0.50 per share)					8,000
Issuance of common stock for services, October ($0.67, per shares)					10,000
Issuance of common stock for services, November ($0.50, per shares)		(80,000)			14,000
Issuance of common stock for cash, November ($0.50 per share)					50,000
Issuance of common stock for cash, November ($0.60 per share)					1,700
Net loss					(1,465,077)
Balance December 31, 2006		(207,111)		(90)	(460,336)
Issuance of options to consultants, January (unaudited)					155,188
Issuance of common stock for cash, January ($0.50 per share) (unaudited)					13,000
Issuance of common stock for exercise of options, January ($0.50 per share) (unaudited)			(150,000)
Issuance of common stock for services, January ($0.66, per shares) (unaudited)		(33,000)
Issuance of common stock for services, January ($0.51, per shares) (unaudited)					5,100
Issuance of common stock for exercise of options, February ($0.50 per share) (unaudited)			(15,000)		35,000
Issuance of common stock for exercise of options, February ($0.60 per share) (unaudited)			(12,000)
Issuance of common stock for cash, February ($0.23 per share) (unaudited)					55,000
Issuance of common stock for services, February ($0.87, per share) (unaudited)					43,250
Issuance of common stock for services, February ($0.72, per share) (unaudited)					14,300
Issuance of common stock for cash, February ($0.23 per share) (unaudited)					128,500
Issuance of common stock for services, March ($0.65, per shares) (unaudited)					16,250
Issuance of common stock for services, March ($0.70, per shares) (unaudited)		(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share) (unaudited)					1,000
Issuance of common stock for cash, May ($0.25, per share) (unaudited)					6,000
Issuance of common stock for cash, June ($0.25, per share) (unaudited)					6,500
Issuance of common stock for services, June ($0.43, per share) (unaudited)					32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share) (unaudited)					4,000
Issuance of common stock for services, June ($0.44, per share) (unaudited)					44,000
Amortization of prepaid services paid for with common stock (unaudited)		233,539			233,539
Net loss for the six months ended June 30, 2007 (unaudited)					(1,130,642)

Balance June 30, 2007	$	$(24,072)	$(177,000)	$(90)	$(798,101)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2007
	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(1,130,642)	$(385,839)	$(6,969,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	388,689	48,688	1,240,198
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	7,640	1,210	13,327
Amortization of discount on notes payable			33,858
Options issued to employees, directors and consultants	155,188		388,728
(Increase) in prepaid expenses	(4,341)	(76,962)	(4,341)
(Decrease) increase in:
Accounts payable	(15,320)	(3,629)	39,370
Accrued expenses	140,875		282,980
Accrued payroll	111,916	29,007	265,473
Accrued interest			12,879
Accrued royalty fees	125,000	125,000	604,167

Net cash used by operating activities	(220,995)	(262,525)	(1,000,122)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(28,634)	(3,094)	(36,923)

Net cash used by investing activities	(28,634)	(3,094)	(37,023)

Financing activities
Repayment of stockholder advances	(10,333)	(10,000)	(73,180)
Advances from stockholders	19,445	102,601	227,148
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	209,000	185,175	985,116
Proceeds from exercise of options	35,000		35,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	253,112	277,776	1,041,710

Net increase in cash	3,483	12,157	4,565
Cash at beginning of year/period	1,082	13,487

Cash at end of year/period	$4,565	$25,644	$4,565

The accompanying notes are an integral part of the financial statements.

	Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2007
	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$748	$0	$748

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchanged for prepaid services	$50,500	$172,500	$491,000

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$177,000	$0	$177,000

Common stock issued in exchange for fixed assets	$5,000	$0	$5,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2007 and 2006 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2007 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2007 and 2006 and the Period November 27, 2000 (Date of Inception) through June 30, 2007, (b) the financial position at June 30, 2007, and (c) cash flows for the six month periods ended June 30, 2007 and 2006, and the Period November 27, 2000 (Date of Inception) through June 30, 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2007 and since November 27, 2000 (Date of Inception) through June 30, 2007, the Company has had a net loss of $455,491, $1,130,642 and $6,969,619, respectively. As of June 30, 2007, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4. Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $187,500 as of June 30, 2007.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of June 30, 2007, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of June 30, 2007. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through June 30, 2007.

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

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007.

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

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of June 30, 2007, there has been no activity under this agreement.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company is in the process of renegotiating the terms, therefore, no additional payments have been made during the six months ended June 30, 2007.

The Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company issued 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation, which is being amortized to expenses at $10,000 per month. During the six months ended June 30, 2007, the Company has expensed $60,000.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work. As of June 30, 2007, the retainer has not been paid and there has been no activity under this agreement.

During the six month period ended June 30, 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement is for a two year period with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease.

Future minimum lease payments are as follows:

2007	$12,000
2008	24,000
2009	6,000

5. Related Party Transactions

The Company has a receivable of $12,000 from an employee for monies due upon the exercise and sale of common stock. This amount is non-interest bearing, unsecured and intended to be repaid within the year.

The due to related party account of $45,500 is made up of advances from the majority stockholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

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

As of June 30, 2007, there was $465,566 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met.

The following table represents our nonvested stock options and warrant activity for the six months ended June 30, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2006	1,200,000	$0.52

Granted	—	$—
Vested	(300,000)	$0.52
Forfeited	—	$—

Nonvested options - June 30, 2007	900,000	$0.52

The aggregate intrinsic value of options outstanding at June 30, 2007, based on the Company’s closing stock price of $0.40 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the six months ended June 30, 2007, the Company issued 398,913 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 398,913 shares of the Company’s common stock, at any time, at an exercise price of $0.43 per share and expire in 2009.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. During the six months ended June 30, 2007, the Company did not issue any options.

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2006	2,040,000	$0.50 – 2.00
Options and warrants granted	398,913	$0.43	$0.57
Options and warrants exercised	(420,000)	$0.50 – 0.60
Options and warrants cancelled or expired

Outstanding at June 30, 2007	2,018,913	$.43 - $2.00

Exercisable at June 30, 2007	1,118,913	$.43 - $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of June 30, 2007:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.43 - $2.00	2,018,913	3.45 Years	$.69	2.07 Years	1,118,913	$0.78

7. Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 15,366,119, 11,802,093 and 11,434,475 for the six months ended June 30, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through June 30, 2007, respectively.

Common stock equivalents for the six months ended June 30, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through June 30, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods.

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

To date, we have no marketable product and are relying on Alpha to continue the development and testing of the 540 horsepower prototype which is expected to be completed by end of the third quarter 2007.

OUR BUSINESS PLAN

During the twelve month period January 1, 2007 through December 31, 2007, the Company intends to focus on the continued development of the 540 horsepower engine, making improvements and modifications as the testing proceeds. The Company is anticipating finalizing the initial testing on the engine during the third quarter of 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period. The Company’s agreement with Dutchess Private Equities Fund, L.P. entered into in 2006 was never finalized by the Company nor does the Company intend to do so in the future. Instead, the Company has signed a term sheet for a $5,000,000 line of credit with Wertpapier und handelskasse von 1857. The Company anticipates finalizing this agreement during the third quarter and accessing the line over the coming 12 month period to fund continued engine development and to provide additional operating expense coverage. The Line will bear interest at the lower of 8% per annum or Libor +3% at the time of each draw. Interest is payable semi-annually in arrears. The Lender has the option to convert in part or full the loan amount into equity, up to 35% anytime after the first 24 months, unless repaid. Conversion would be based on 70% of the average bid price for the 7 trading days preceding the conversion.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2007 in accordance with the following schedule:

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

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2007.

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

(b)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 10, 2007	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 10, 2007	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer