Form 10KSB
period 2007-12-31
TURBINE TRUCK ENGINES INC
filed 2008-04-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent reporting period December 31, 2007…$0

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2007 was $3,216,795.

There were 17,349,346 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2007.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

TURBINE TRUCK ENGINES, INC.

FORM 10-KSB—INDEX

TURBINE TRUCK ENGINES, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

On September 29, 2006 the Company and Alpha Engines Corporation settled the $416,667 of accrued royalty fees to that date for a total of 100,000 shares of restricted common stock with registration rights. As of December 31, 2007, the Company has accrued an additional $312,500 in royalty fees.

On October 24, 2006, the Company entered into three separate consulting agreements which are intended to provide the Company with strategic financial and corporate development services. As consideration for entering into the consulting agreements, the Company has granted each consultant options to acquire up to 500,000 shares of the Company’s common stock at a price of $.50 per share based upon each respective consultant meeting specific milestones set forth in the consulting agreements. These options must be exercised by October 26, 2008. During 2007, 300,000 and 100,000 of these options were earned and forfeited, respectively, and the Company recognized $155,188 in consulting expense. As of December 31, 2007, 800,000 of these options are unearned or nonvested. During 2006, 300,000 of these options were earned, and the Company recognized $155,188 in consulting expense.

On June 2, 2006, the Company and Dutchess Private Equities Fund, L.P. entered into an agreement (“the Agreement”), whereby the Company will, pursuant to terms and conditions of the Agreement, have access to a $10 million line of credit. As part of the Agreement, the Company is obligated to register additional shares of its common stock in order to have an adequate number of shares for issuance pursuant to the Registration Rights Agreement entered into as part of the Agreement. No funds have been drawn under this agreement, and none are anticipated. The Company has had no contact with Dutchess regarding this Agreement since mid 2006 and it is the Company’s position that the Agreement is no longer in force and effect, although no legal determination has been made to that effect.

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

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT has the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

•	Air cooled—less than 2 pounds per horsepower

•	Fewer moving parts—less maintenance

•	Flex-fuel and mixed fuels capability

•	Operates on all hydrocarbon fuels, hydrogen and syn fuels

•	Cold start capability with any fuels

•	Burns 30% less fuel “Greenhouse exhaust gases”

•	Less nitrogen oxides and carbon monoxide exhaust emissions

•	Less hydrocarbon exhaust emissions

•	No lube oil, filters or pumps

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

Research and development of our engine was completed in 1998 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two (2) fiscal years, the Company has spent $255,060 (2006) and $291,395 (2007) on research and development

We acquired our license from Alpha on July 22, 2002. The material terms of the license agreement, as amended, are as follows:

1.	$250,000 licensing note payable August 23, 2005 or agreement is terminated

2.	Eight percent (8%) of net sales royalty payment after manufacturing and sales commence

3.	$250,000 minimum royalty payment each year after licensing note is settled

4.	Additional contract fees will be paid to Alpha for design and engineering services.

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. As of December 31, 2007, the Company has accrued $312,500 of royalty fees related to this agreement. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

During the years ended December 31, 2007 and 2006, the Company has spent $291,395 and $255,060 in research and development costs.

EMPLOYEES

We presently have two full time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 2.	DESCRIPTION OF PROPERTY

We occupy office space located at 917 Biscayne Blvd, Suite 6, DeLand, Florida 32724. The facilities are leased month to month and the rent payment for these facilities is approximately $2,300.

The Company also leases space with Air Papa Bravo for an airplane hanger to house the development of the prototype. The lease agreement is for a two year period with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Since the August 2004 closing of the Company's initial public offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB"). under the symbol "TTEG." The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
FISCAL 2007
First Quarter (January 1, 2007 through March 31, 2007)	$0.91	$0.49
Second Quarter (April 1, 2007 through June 30, 2007)	$0.70	$0.39
Third Quarter (July 1, 2007 through September 30, 2007)	$0.99	$0.37
Fourth Quarter (October 1, 2007 through December 31, 2007)	$1.50	$0.40

FISCAL 2006
First Quarter (January 1, 2006 through March 31, 2006)	$3.00	$1.95
Second Quarter (April 1, 2006 through June 30, 2006)	$2.20	$0.85
Third Quarter (July 1, 2006 through September 30, 2006)	$1.45	$0.60
Fourth Quarter (October 1, 2006 through December 31, 2006)	$0.80	$0.30

On March 10, 2008 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.20 and there were approximately 179 shareholders of record.

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

As of December 31, 2007 there were approximately 173 beneficial owners of our common stock with 17,349,346 shares issued and outstanding.

During the year ended December 31, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2007, the Company issued 6,000 shares of common stock to a qualified investor for services valued at $0.25 per share for a total of $1,500.

During October 2007, the Company issued 2,700 shares of common stock to a qualified investor for services valued at $.56 per share for a total of $1,500.

During October 2007, the Company issued 55,000 shares of common stock to qualified investors for $0.50 per share for a total of $27,500.

During October 2007, the Company issued 1,905 shares of common stock to a qualified investor for $0.53 per share for a total of $1,000.

During November 2007, the Company issued 25,000 shares of common stock to a qualified investor for $0.68 per share for a total of $16,875.

During November 2007, the Company issued 125,291 shares of common stock to qualified investors for $0.28 per share for a total of $35,081.

During November 2007, the Company issued 1,563 shares of common stock to a qualified investor for $0.32 per share for a total of $500.

During November 2007, the Company issued 40,000 shares of common stock to qualified investors for $0.37 per share for a total of $14,800.

During November 2007, the Company issued 68,000 shares of common stock to a qualified investor for $0.25 per share for a total of $17,000.

During November 2007, the Company issued 17,500 options to purchase common stock at an exercise price of $1.00. The options are valid for two years and were valued used the Black-Scholes option model at $5,521.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders 2006 Incentive Compensation Plan	2,040,000	$1.00	720,000

ITEM 6.	PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

The following steps have been or are being taken by the Company to demonstrate the viability of a final prototype engine:

Step 1 The completion of the design has been done and the prototype engine has been built

Step 2 The Company has leased its office and demonstration facilities

Step 3 The Engine is undergoing continuing testing, the cost of which is anticipated to be approximately $385,000

In Step 3, we will rely on Alpha to test the prototype engine at their facilities. Alpha will conduct test demonstrations to show the viability and function of the engine. The costs of the on-going testing is expected to be funded from the proceeds of a public offering.

Should we be unable to raise the funds from an offering, we may attempt a private placement or other form of debt financing which would have to be obtained in order to continue as a going concern.

For the year ended December 31, 2007 compared to the year ended December 31, 2006:

Operating Costs – During the years ended December 31, 2007 and 2006, operating costs totaled $2,194,211 and $1,207,841, respectively. The increase of $986,370 was attributable principally to stock compensation expense for options issued to employees, directors and consultants.

Interest (Income) Expense—Net—During the years ended December 31, 2007 and 2006 net interest expense totaled $(15,254) and $2,176, respectively. The increase of $17,430 was due to purchase of stock from private investors.

The net loss for the years ended December 31, 2007 and 2006 was $(2,470,352) and $(1,465,077), respectively. The increase of $1,005,275 was mainly attributable to engine development and testing.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2007 and 2006 and since November 27, 2000 (date of inception) through December 31, 2007, the Company has had net losses of $2,470,352, $1,465,077 and $8,309,329, respectively. As of December 31, 2007, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2007 we raised cash of $1,128,319 net of issuance costs, through private placements of common stock financings and $62,250 through the issuance of convertible notes payable. During August, 2004 our Form SB-2 Registration Statement became effective and we raised an additional $123,753 through common stock sales, and offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses.

Since our inception through December 31, 2007 we have incurred approximately $3,282,104 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2007, we had an accumulated deficit of $8,309,329 and a working capital deficit of $681,430.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2007 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,558,413	$1,161,033

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact our financial statements as we did not use the "simplified" method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

Report of Independent Registered Public Accounting Firm

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) as of December 31, 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through December 31, 2007. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $2,470,352 during the year ended December 31, 2007 and has an accumulated deficit of $8,309,329 from inception to December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

April 9, 2008

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2007

Assets
Current assets:
Cash	$2,822
Prepaid expenses	2,330

Total current assets	5,152

Furniture and equipment, net of accumulated depreciation of $17,665	31,057

$36,209

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$40,060
Accrued expenses	270,155
Accrued interest	12,879
Accrued payroll	11,488
Accrued royalty fees	312,500
Due to related party	39,500

Total current liabilities	686,582

Accrued payroll – long term	340,174
Note payable to related party	1,901

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 17,349,346 shares issued and outstanding	17,347
Additional paid in capital	7,484,124
Deficit accumulated during development stage	(8,309,329)
Prepaid consulting services paid with common stock	(17,500)
Subscription receivable	(167,090)

Total stockholders’ deficit	(992,448)

$36,209

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

			Period November 27, 2000 (Date of Inception) through December 31,

	Years Ended December 31,

	2007	2006	2007
Research and development costs	$291,395	$255,060	$3,282,104
Operating costs	2,194,211	1,207,841	4,974,878

	2,485,606	1,462,901	8,256,982
Interest (income) expense	(15,254)	2,176	52,347

Net loss	$(2,470,352)	$(1,465,077)	$(8,309,329)

Net loss per common share	$(0.16)	$(.12)	$(0.73)

Weighted average number of common shares	15,309,332	12,294,910	11,391,398

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2007

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

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2007

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2007

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock for services, October ($0.50, per shares)	30,000	30	14,970
Issuance of options to employees, directors and consultants, October			155,185
Issuance of common stock for cash, October ($0.50 per share)	16,000	16	7,984
Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985
Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812
Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900
Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697
Net loss				(1,465,077)

Balance December 31, 2006	13,286,552	13,287	5,572,555	(5,838,977)
Issuance of options to consultants, January			155,188
Issuance of common stock for cash, January ($0.50 per share)	26,000	26	12,974
Issuance of common stock for exercise of options, January ($0.50 per share)	300,000	300	149,700
Issuance of common stock for services, January ($0.66, per shares)	50,000	50	32,950
Issuance of common stock for services, January ($0.51, per shares)	10,000	10	5,090
Issuance of common stock for exercise of options, February ($0.50 per share)	100,000	100	49,900
Issuance of common stock for exercise of options, February ($0.60 per share)	20,000	20	11,980
Issuance of common stock for cash, February ($0.23 per share)	239,130	239	54,761
Issuance of common stock for services, February ($0.87, per shares)	50,000	50	43,200
Issuance of common stock for services, February ($0.72, per shares)	20,000	20	14,280
Issuance of common stock for cash, February ($0.23 per share)	558,696	559	127,941
Issuance of common stock for services, March ($0.65, per shares)	25,000	25	16,225
Issuance of common stock for services, March ($0.70, per shares)	25,000	25	17,475
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)	2,000	2	998
Issuance of common stock for cash, May ($0.25, per share)	24,000	24	5,976
Issuance of common stock for cash, June ($0.25, per share)	26,000	26	6,474
Issuance of common stock for services, June ($0.43, per share)	75,000	75	32,175
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)	8,000	8	3,992
Issuance of common stock for services, June ($0.44, per share)	100,000	100	43,900
Amortization of prepaid services paid for with common stock
Issuance of common stock and warrants for cash, July ($0.25, per share)	72,000	72	17,928
Issuance of common stock for services, August ($0.55, per share)	160,000	160	87,840
Issuance of common stock for services, August ($0.50, per share)	3,000	3	1,497
Issuance of common stock for services, August ($0.38, per share)	28,600	28	10,839
Issuance of common stock and warrants for cash, August ($0.25, per share)	270,000	270	67,230
Issuance of common stock for services, September ($0.50, per share)	1,300,000	1,300	648,700
Issuance of common stock for cash, September ($0.25, per share)	164,000	164	40,836
Issuance of common stock for cash, September ($0.30, per share)	26,666	26	7,973
Issuance of common stock for cash, September ($0.37, per share)	54,243	53	19,646
Issuance of options & warrants to employees & consultants, September			108,470
Issuance of common stock for services, October ($0.25, per share)	6,000	6	1,494
Issuance of common stock for services, October ($0.56, per share)	2,700	3	1,497
Issuance of common stock for cash, October ($0.50, per share)	55,000	55	27,445
Issuance of common stock for cash, October ($0.53, per share)	1,905	2	998
Issuance of common stock for cash, November ($0.28, per share)	125,291	125	34,956
Issuance of common stock for cash, November ($0.32, per share)	1,563	1	499
Issuance of common stock for cash, November ($0.37, per share)	40,000	40	14,760
Issuance of common stock for cash, November ($0.68, per share)	25,000	25	16,850
Issuance of common stock for cash, December ($0.25, per share)	68,000	68	16,932
Net loss				(2,470,352)

Balance December 31, 2007	17,349,346	$17,347	$7,484,124	$(8,309,329)

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for services, October ($0.50, per shares)					15,000
Issuance of options to employees, directors and consultants, October					155,185
Issuance of common stock for cash, October ($0.50 per share)					8,000
Issuance of common stock for services, October ($0.67, per shares)					10,000
Issuance of common stock for services, November ($0.50, per shares)		(80,000)			14,000
Issuance of common stock for cash, November ($0.50 per share)					50,000
Issuance of common stock for cash, November ($0.60 per share)					1,700
Net loss					(1,465,077)

Balance December 31, 2006		(207,111)		(90)	(460,336)
Issuance of options to consultants, January					155,188
Issuance of common stock for cash, January ($0.50 per share)					13,000
Issuance of common stock for exercise of options, January ($0.50 per share)			(150,000)
Issuance of common stock for services, January ($0.66, per shares)		(33,000)
Issuance of common stock for services, January ($0.51, per shares)					5,100
Issuance of common stock for exercise of options, February ($0.50 per share)			(15,000)		35,000
Issuance of common stock for exercise of options, February ($0.60 per share)			(12,000)
Issuance of common stock for cash, February ($0.23 per share)					55,000
Issuance of common stock for services, February ($0.87, per share)					43,250
Issuance of common stock for services, February ($0.72, per share)					14,300
Issuance of common stock for cash, February ($0.23 per share)					128,500
Issuance of common stock for services, March ($0.65, per shares)					16,250
Issuance of common stock for services, March ($0.70, per shares)		(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)					1,000
Issuance of common stock for cash, May ($0.25, per share)					6,000
Issuance of common stock for cash, June ($0.25, per share)					6,500
Issuance of common stock for services, June ($0.43, per share)					32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)					4,000
Issuance of common stock for services, June ($0.44, per share)					44,000
Amortization of prepaid services paid for with common stock		890,111			890,111
Issuance of common stock and warrants for cash, July ($0.25, per share)					18,000
Issuance of common stock for services, August ($0.55, per share)					88,000
Issuance of common stock for services, August ($0.50, per share)					1,500
Issuance of common stock for services, August ($0.38, per share)					10,867
Issuance of common stock and warrants for cash, August ($0.25, per share)					67,500
Issuance of common stock for services, September ($0.50, per share)		(650,000)
Issuance of common stock for cash, September ($0.25, per share)					41,000
Issuance of common stock for cash, September ($0.30, per share)					7,999
Issuance of common stock for cash, September ($0.37, per share)					19,699
Issuance of options & warrants to employees & consultants, September					108,470
Issuance of common stock for services, October ($0.25, per share)					1,500
Issuance of common stock for services, October ($0.56, per share)					1,500
Issuance of common stock for cash, October ($0.50, per share)					27,500
Issuance of common stock for cash, October ($0.53, per share)					1,000
Issuance of common stock for cash, November ($0.28, per share)					35,081
Issuance of common stock for cash, November ($0.32, per share)					500
Issuance of common stock for cash, November ($0.37, per share)					14,800
Issuance of common stock for cash, November ($0.68, per share)					16,875
Issuance of common stock for cash, November ($0.25, per share)					17,000
Payment on receivable for common stock			10,000		10,000
Net loss					(2,470,352)

Balance December 31, 2007	$	$(17,500)	$(167,000)	$(90)	$(992,448)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2007	2006	2007
Operating activities
Net loss	$(2,470,352)	$(1,465,077)	$(8,309,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	1,148,628	383,026	2,000,037
Options issued to employees, directors and consultants	263,658	233,540	497,198
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	11,978	2,301	17,665
Amortization of discount on notes payable			33,858
(Increase) in prepaid expenses	(2,330)		(2,330)
Increase (decrease) in:
Accounts payable	(14,630)	4,782	40,060
Accrued expenses	128,050	75,875	270,155
Accrued payroll	198,105	59,900	351,662
Accrued royalty fees	250,000	250,000	729,167
Accrued interest			12,879

Net cash used by operating activities	(486,893)	(455,653)	(1,266,020)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(35,433)	(3,094)	(43,723)

Net cash used by investing activities	(35,433)	(3,094)	(43,823)

Financing activities
Repayment of stockholder advances	(40,333)	117,867	(103,180)
Advances from stockholders	43,445		251,148
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	475,954	328,475	1,252,071
Proceeds from exercise of options	45,000		45,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable			62,250

Net cash provided by financing activities	524,066	446,342	1,312,665

Net increase (decrease) in cash	1,740	(12,405)	2,822
Cash at beginning of year/period	1,082	13,487

Cash at end of year/period	$2,822	$1,082	$2,822

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2007	2006	2007
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$748	$0	$748

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$106,466	$356,466

Common stock issued in exchange for prepaid services	$700,500	$390,000	$1,090,500

Common stock issued in exchange for accrued royalties	$0	$416,667	$416,667

Receivable issued for exercise of common stock options	$167,000	$0	$167,000

Common stock issued in exchange for fixed assets	$5,000	$0	$5,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007 and since November 27, 2000 (date of inception) through December 31, 2007, the Company has had a net loss of $2,470,352 and $8,309,329, respectively. As of December 31, 2007, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally two to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2007 and 2006 and the period November 27, 2000 (date of inception) to December 31, 2007 amounted to $291,395, $255,060 and $3,282,104, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through December 31, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods. The diluted weighted average number of shares, including these common share equivalents would have been 17,667,745, 14,334,910 and 13,749,811 for the years ended December 31, 2007 and 2006 and the period from November 27, 2000 (Date of Inception) through December 31, 2007, respectively.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

3.	Significant Accounting Policies (continued)

The Company issues stock options to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of he consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2007, and 2006 the Company recognized $155,188, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for these services.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006. Prior to the adoption of SFAS 123(R) we did not issue any stock options. The Company amortizes compensation expenses on a straight-line basis over the requisite service period.

The Company estimates forfeitures, both at the date of grant as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

As a result of adopting SFAS 123(R), the Company’s earnings before income taxes and net earnings and earnings per share for the year ended December 31, 2006 were $72,765 and $.01, respectively, lower than if we had accounted for stock-based compensation under ABB Opinion No. 25 for our stock option grants. As of December 31, 2007, there was $413,834 of unrecognized stock-based compensation expense related to nonvested stock options. These stock options are performance based, and the Company does not believe this remaining unrecognized compensation will be earned. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

3.	Significant Accounting Policies (continued)

The following table represents our nonvested stock options and warrant activity for the year ended December 31, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2006	1,200,000	$0.52
Granted	—	$—
Vested	(300,000)	$0.52
Forfeited	(100,000)	$0.52

Nonvested options - December 31, 2007	800,000	$0.52

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007, based on the Company’s closing stock price of $0.40 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

3.	Significant Accounting Policies (continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

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

In July 2002, the Company exercised its option to obtain a license to commercially exploit certain turbine truck engine technology owned by Alpha. The original agreement required the Company to complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company and other licensing considerations as follows:

➢	Licensing fee – $250,000 licensing note payable on August 23, 2005 or agreement is terminated;

➢	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled;

➢	Royalties – eight percent of net sales after manufacturing and sales commence; and

➢	Contract fees for design and engineering services.

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. As of December 31, 2007, the Company has accrued $312,500 of royalty fees related to this agreement. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

4.	Option to Acquire License (continued)

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

5.	Prepaid Consulting Services Paid with Common Stock

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $172,500 to be amortized through June 2007 at $14,375 per month. For the years ended December 31, 2007 and 2006, $79,062 and $93,438, respectively, have been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $75,000 to be amortized through May 2007 at $12,500 per month. For the years ended December 31, 2007 and 2006, $56,250 and $18,750, respectively, have been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 109,091 shares of common stock. These shares were valued at $120,000 to be amortized through July 2007 at $10,000 per month. For the years ended December 31, 2007 and 2006, $65,000 and $55,000, respectively, have been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through July 2007 at $417 per month. For the years ended December 31, 2007 and 2006, $2,708 and $2,292, respectively, have been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through September 2007 at $455 per month. For the years ended December 31, 2007 and 2006, $4,091 and $909, respectively, have been included in consulting expense.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

5.	Prepaid Consulting Services Paid with Common Stock (continued)

During the year ended December 31, 2007, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 25,000 shares of common stock. These shares were valued at $17,500 and will be expensed when the services are provided at a future date. For the year ended December 31, 2007, no services have been provided under this agreement.

During the year ended December 31, 2007, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 1,300,000 shares of common stock. These shares were valued at $650,000 to be expensed upon the achievement of certain goals set forth in the agreement. For the year ended December 31, 2007, $650,000 has been included in consulting expense.

6.	Furniture and equipment

Furniture and equipment at December 31, 2007 consist of the following:

Furniture and fixtures	1,505
Equipment	9,394
Leasehold improvements	37,823

48,722
Less accumulated depreciation and amortization	17,665

$31,057

7.	Options and warrants

During the year ended December 31, 2007, the Company issued 538,413 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 538,413 shares of the Company’s common stock, at any time, at exercise prices ranging from $0.43 to $1.00 per share and expire in 2009.

During the year ended December 31, 2006, the Company issued 260,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 260,000 shares of the Company’s common stock, at any time, at an exercise price of $2.00 per share and expire in 2011.

For the periods ended December 31, 2007 and 2006, the Company recognized $263,658 and $233,540 in compensation expense related to stock options issued to consultants and employees, which is included in the statements of operations.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

7.	Options and warrants (continued)

The fair value of each option under the 2006 Incentive Compensation Plan was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in a period equal to the expected life of the options. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Expected volatility	129.1% – 146.9%	120.7% – 138.3%
Expected dividends	0	0
Expected term	2 years	1 – 2.5 years
Risk-free rate	3.04% – 4.87%	4.68% – 4.85%

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2006	2,040,000	$0.50 – 2.00	$0.47
Options and warrants granted	838,413	$0.43 – 1.00	$0.41
Options and warrants exercised	(420,000)	$0.50 – 0.60
Options and warrants cancelled or expired	(100,000)	$0.50

Outstanding at December 31, 2007	2,358,413	$.43 – $2.00
Exercisable at December 31, 2007	1,558,413	$.43 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2007:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.50 - $2.00	2,358,413	1.31 Years	$0.66	1.58 Years	1,558,413	$0.75

As of December 31, 2007 there were 1,558,143 options and warrants exercisable at a weighted average exercise price of $0.75. The intrinsic value of both the exercisable and outstanding options and warrants at December 31, 2007, based on the quoted market rate of $0.40 per common share is $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

7.	Options and warrants (continued)

As of December 31, 2006 there were 840,000 options and warrants exercisable at a weighted average exercise price of $1.00. The intrinsic value of both the exercisable and outstanding options and warrants at December 31, 2006, based on the quoted market rate of $0.45 per common share is $0.

Net cash proceeds from the exercise of options and warrants were $45,000 and $0, respectively, for the years ended December 31, 2007, and 2006. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the years ended December 31, 2007 and 2006.

8.	Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $312,500 as of December 31, 2007.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of December 31, 2007, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of December 31, 2007. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through December 31, 2007.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. There were no additional costs incurred during the year ended December 31, 2007.

On May 31, 2006, the Company entered into a $10 million investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”). Pursuant to the terms of the investment agreement, over the next three

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

8.	Commitments and Contingencies (continued)

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

Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $250,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of December 31, 2007, there has been no activity under this agreement.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company is in the process of renegotiating the terms, therefore, no additional payments have been made during the year ended December 31, 2007.

The Company entered into a one year strategic alliance agreement with UTEK Corporation to identify technology acquisition opportunities for the Company. In exchange for these services, the Company issued 109,091 shares of unregistered common stock valued at $120,000 to UTEK Corporation, which is being amortized to expenses at $10,000 per month. During the year ended December 31, 2007, the Company has expensed $65,000.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work. During 2007, the Company issued 25,000 shares of common stock related to the agreement (See Note 5).

The Company leases its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2007 and 2006, rent expense was $41,800 and $21,726, respectively.

During the year ended December 31, 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement is for a two year period with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

8.	Commitments and Contingencies (continued)

Future minimum lease payments are as follows:

2008	24,000
2009	12,000

During the year ended December 31, 2007, the Company entered into a consulting agreement with a consultant to provide the Company with financial and business consulting services and assist the Company in meeting its business objectives. In exchange for these services, the Company has agreed to issue the consultant 2,450,000 shares of common stock. Through December 31, 2007, the Company has issued the consultant 1,300,000 shares of common stock valued at $650,000. The remaining 1,150,000 shares of common stock will be issued upon the full completion of the contract objectives. Through December 31, 2007, 1,300,000 shares of common stock have been earned and $650,000 in consulting expense was recognized.

9.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2007 or 2006.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2007 or 2006 or the period November 27, 2000 (Date of inception) through December 31, 2007.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2007	2006
Tax expense (benefit) at U.S. statutory rate	$(839,900)	$(498,100)
State income tax expense (benefit), net of federal benefit	(57,300)	(44,600)
Stock option expense	302,600	79,400
Effect of non-deductible expenses	(8,000)	800
Change in valuation allowance	602,600	462,500

	$—	$—

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

9.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 are as follows:

Deferred tax assets (liability), noncurrent:
Depreciation	2,800
License agreement	633,500
Capitalized start up costs	1,959,400
Net operating loss	12,600
Stock compensation	85,300
Contribution carryover	500
Valuation allowance	(2,694,100)

$—

Since management of the Company believes that it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of December 31, 2007.

As of December 31, 2007, the Company had federal and state net operating loss carry-forwards totaling approximately $33,000 which begin expiring in 2022.

10.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2007 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2008.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

As of December 31, 2007, accounts payable included $18,250 due to a director of the Company for various accounting services.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

For the Years Ended December 31, 2007 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2007

11.	Subsequent Event

The Company entered into a Merger and Exchange Agreement (the Agreement) dated February 6, 2008 with High Point Acquisition, Inc. a Florida corporation. The Agreement provides that the Company will redomicile from Delaware to Nevada and will complete a reverse split of its common stock shares on a 1:11.3486 basis. After a two pronged merger process, the shareholders of the Company will own 9.09% of the new parent company, High Point Transport, Inc., a Nevada corporation and a new corporation, Turbine Truck Engines NV, Inc. will become a wholly owned subsidiary, into which all of the assets and business of Turbine Truck Engines will be transferred. All of our officers and directors will resign and be replaced, with the exception of our CEO Michael Rouse, who will remain as a director of the parent company.

As material consideration, High Point Transport, Inc. will use its best efforts to fund the Turbine Truck subsidiary in the amount of $1 million over the next 12 month period. In the event that such funding is not received, High Point Transport, Inc. will, at its expense, complete and file a registration statement to register a distribution of shares back to our original shareholders. If partial funding is provided (less than $1 million), the 9.99% of the shares to be left with the parent will be reduced pro-rata based upon the actual funds received. In the event no funding is received, the Turbine Truck subsidiary will be subject to the registration statement and no shares will remain with the parent and our shareholders will retain their 9.09% interest in the parent.

As of the date of the this filing, the transaction has not closed, and there remains uncertainty as to when, if ever, the transaction will close, as the transaction is subject to approval by the Company’s shareholders.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	51	Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)
James A. Teters, Jr.	51	President, COO and Director
Phyllis J. Rouse	49	Vice President, Secretary, Treasurer and Director

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

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rouse, President, CEO, Chairman of the Board	2007 2006	$ $	100,000 52,000	0 0		0 0	0 0	0 0	0 0	0 0	$ $	100,000 52,000

James A. Teters, Jr. President, COO and Director	2007 2006		$52,000 0	0 0	$ $	27,987 27,987	0 0	0 0	0 0	0 0	$ $	79,987 27,987

Phyllis J. Rouse Vice President, Secretary, Treasurer and Director	2007 2006		$52,000 0	0 0	$ $	27,987 27,987	0 0	0 0	0 0	0 0	$ $	79,987 27,987

Jay G. Hilden Former President	2007 2006		0 0	0 0		0 0	0 0	0 0	0 0	0 0		0 0

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
James A. Teters, Jr.	100,000			$0.60	9/26/08
Phyllis J. Rouse	100,000			$0.60	9/26/08

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

(A) Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the year ended December 31, 2007 (1) risk-free interest rate of 4.68%, (2) no dividend yield, (3) expected lives of 1 year, and (4) volatility of 120.7%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,300,055	24.26%
Alpha Engines Corporation (1)	4,939,803	27.87%
Phyllis J. Rouse (2)	150,000	0.85%
James A. Teters, Jr.	290,000	1.64%
All directors and executive officers as a group (4 persons)	9,679,858	54.62%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.	EXHIBITS

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K –

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $44,322 and $33,238 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for tax work.

All Other Fees

During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $3,275 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: April 14, 2008	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: April 14, 2008	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer