Form 10-Q
period 2008-03-31
TURBINE TRUCK ENGINES INC
filed 2008-05-20
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 200  , to             , 200  .

Commission File Number

333-109118

Turbine Truck Engines, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1301 International Speedway Boulevard, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

There were 17,721,346 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2008.

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10Q Quarterly Report, except as required by law.

Item 1.	Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2008 (unaudited) and December 31, 2007 and

for the three months ended March 31, 2008 and 2007 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2008 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current assets:
Cash	$1,449	$2,822
Prepaid expenses		2,330

Total current assets	1,449	5,152

Furniture and equipment, net of accumulated depreciation of $22,180 (2008) and $17,665 (2007)	26,543	31,057

	$27,992	36,209

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,232	$40,060
Accrued expenses	292,593	270,155
Accrued interest	12,879	12,879
Accrued payroll	15,653	11,488
Accrued royalty fees	375,000	312,500
Due to related party	40,050	39,500
Note payable	500

Total current liabilities	771,907	686,582

Accrued payroll – long term	331,562	340,174
Note payable to related party	1,901	1,901

Total liabilities	1,105,370	1,028,657

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 17,721,346 (2008) and 17,349,346 (2007) shares issued and outstanding	17,719	17,347
Additional paid in capital	7,577,672	7,484,124
Deficit accumulated during development stage	(8,488,179)	(8,309,329)
Prepaid consulting services paid with common stock	(17,500)	(17,500)
Receivable for common stock	(167,090)	(167,090)

Total stockholders’ deficit	(1,077,378)	(992,448)

	$27,992	$36,209

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended March 31,			Period November 27, 2000 (Date of Inception) through March 31, 2008
	2008		2007
Research and development costs	$		$115,313	$3,282,104
Operating costs		178,128	559,365	5,153,006

		178,128	674,678	8,435,110
Interest (income) expense		722	473	53,069

Net loss		$(178,850)	$(675,151)	$(8,488,179)

Net loss per share		$(.01)	$(.05)	$(.74)

Weighted average number of common shares		17,588,687	14,012,852	11,455,725

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through March 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period				$(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)
Issuance of common stock for cash, February 2001*	10,000	10	$4,990
Issuance of common stock for cash, March 2001*	10,000	10	4,990
Issuance of common stock for cash, August 2001*	10,000	10	4,990
Issuance of common stock for cash, September 2001*	55,000	55	27,445
Payment for common stock issued under subscription receivable
Net loss				(31,789)

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)
Issuance of common stock for cash, January 2002*	5,000	5	2,495
Issuance of common stock for cash, February 2002*	10,000	10	4,990
Issuance of common stock for cash, April 2002*	25,000	25	12,475
Issuance of common stock for cash, May 2002*	65,000	65	32,435
Issuance of common stock for cash, June 2002*	70,000	70	34,930
Issuance of common stock for cash, August 2002*	10,000	10	4,990
Issuance of common stock for cash, October 2002*	10,000	10	4,990
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5.000)	5,000
Net loss				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)
Issuance of common stock for cash, February 2003*	207,000	207	103,293
Issuance of common stock for cash, September 2003*	30,000	30	14,970
Issuance of common stock for services, September 2003*	290,000	290	144,710
Payment for common stock issued under subscription agreement
Offering costs for private placement offering			(33,774)
Net loss				(190,567)

Balance, December 31, 2003	11,197,000	11,197	2,868,919	(3,023,153)
Issuance of notes payable with beneficial conversion feature			19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997
Amortization of offering costs related to Form SB-2 filing			(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)
Contribution from shareholder			18,256
Net loss				(282,009)

Balance, December 31, 2004	11,280,650	11,281	3,057,422	(3,305,162)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period					(4,029)
Balance, December 31, 2000				(390)	5,971
Issuance of common stock for cash, February 2001*					5,000
Issuance of common stock for cash, March 2001*					5,000
Issuance of common stock for cash, August 2001*					5,000
Issuance of common stock for cash, September 2001*					27,500
Payment for common stock issued under subscription receivable				300	300
Net loss					(31,789)

Balance, December 31, 2001				(90)	16,982
Issuance of common stock for cash, January 2002*					2,500
Issuance of common stock for cash, February 2002*					5,000
Issuance of common stock for cash, April 2002*					12,500
Issuance of common stock for cash, May 2002*					32,500
Issuance of common stock for cash, June 2002*				(2,500)	32,500
Issuance of common stock for cash, August 2002*					5,000
Issuance of common stock for cash, October 2002*					5,000
Issuance of common stock to acquire licensing agreement, July 2002*					2,500,000
Shares returned to treasury by founding stockholder, July 2002
Net loss					(2,796,768)

Balance, December 31, 2002				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*					103,500
Issuance of common stock for cash, September 2003*					15,000
Issuance of common stock for services, September 2003*	$(74,850)				70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering					(33,774)
Net loss					(190,567)

Balance, December 31, 2003	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)					40,000
Conversion of notes payable, August 2004 ($2.00 per share)					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)					6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering	6,317
Contribution from shareholder					18,256
Net loss					(282,009)

Balance, December 31, 2004	(68,533)			(90)	(305,082)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through March 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	80	159,920
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999
Amortization of offering costs related to Form SB-2 filing			(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995
Capital contribution from stockholder, May 2005			170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084
Write off of stock for services related to Form SB-2 filing
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900
Capital contribution from stockholder, June 2005			450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960
Amortization of prepaid services paid for with common stock
Write off prepaid services paid for with common stock due to terminated Agreement
Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995
Net loss				(1,068,738)

Balance, December 31, 2005	11,715,000	11,715	3,920,509	(4,373,900)
Issuance of common stock for cash, January ($1.00 per share)	65,000	65	64,935
Issuance of common stock for cash, February ($1.00 per share)	1,500	2	1,498
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, March ($1.00 per share)	1,675	2	1,673
Issuance of common stock for cash, April ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, May ($1.00 per share)	10,000	10	9,990
Issuance of common stock for services, May ($1.15 per share)	10,000	10	11,490
Issuance of common stock for cash, June ($.80 per share)	15,000	15	11,985
Issuance of common stock and warrants for cash, June ($.50 per share)	200,000	200	99,800
Issuance of common stock for services, June ($1.15 per share)	150,000	150	172,350
Issuance of common stock for services, July ($1.10 per share)	109,091	109	119,891
Issuance of common stock for services, July ($.50 per share)	30,000	30	14,970
Issuance of common stock for settlement of debt, August ($.85 per share)	125,253	125	106,341
Issuance of common stock for services, August ($.81 per share)	10,000	10	8,065
Issuance of common stock and warrants for cash, September ($.50 per share)	167,200	167	83,433
Issuance of common stock for services, September ($.50 per share)	210,000	210	104,790
Issuance of common stock for services, September ($.74 per share)	10,000	10	7,385
Issuance of common stock in settlement of a payable, September ($4.16 per share)	100,000	100	416,567
Issuance of options to employees, directors and consultants, September			78,355

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share)					160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)					250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)					6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)					3,000
Amortization of offering costs related to Form SB-2 filing					(31,216)
Amortization of stock for services related to Form SB-2 offering	19,413
Issuance of common stock for services, April 2005 ($2.00 per share)					10,000
Capital contribution from stockholder, May 2005					170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)					31,100
Write off of stock for services related to Form SB-2 filing	49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)					18,200
Issuance of common stock for services, June 2005 ($1.70 per share)		$(170,000)
Capital contribution from stockholder, June 2005					450
Issuance of common stock for cash, August 2005 ($1.00 per share)					5000
Issuance of common stock for services, July 2005 ($1.00 per share)		(40,000)
Amortization of prepaid services paid for with common stock		26,833			26,833
Write off prepaid services paid for with common stock due to terminated agreement		161,500			161,500
Issuance of common stock for cash, October ($1.00 per share)					25,000
Issuance of common stock for cash, November ($1.00 per share)					20,000
Issuance of common stock for cash, December ($1.00 per share)					5000
Net loss					(1,068,738)

Balance, December 31, 2005		(21,667)		(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share)					65,000
Issuance of common stock for cash, February ($1.00 per share)					1,500
Amortization of prepaid services paid for with common stock		204,556			204,556
Issuance of common stock for cash, March ($1.00 per share)					1,675
Issuance of common stock for cash, April ($1.00 per share)					5,000
Issuance of common stock for services, May ($1.00 per share)					10,000
Issuance of common stock for services, May ($1.15 per share)					11,500
Issuance of common stock for cash, June ($.80 per share)					12,000
Issuance of common stock and warrants for cash, June ($.50 per share)					100,000
Issuance of common stock for services, June ($1.15 per share)		(172,500)
Issuance of common stock for services, July ($1.10 per share)		(120,000)
Issuance of common stock for services, July ($.50 per share)		(5,000)			10,000
Issuance of common stock for settlement of debt, August ($.85 per share)					106,466
Issuance of common stock for services, August ($.81 per share)					8,075
Issuance of common stock and warrants for cash, September ($.50 per share)					83,600
Issuance of common stock for services, September ($.50 per share)		(12,500)			92,500
Issuance of common stock for services, September ($.74 per share)					7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share)					416,667
Issuance of options to employees, directors and consultants, September					78,355

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through March 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock for services, October ($0.50, per shares)	30,000	30	14,970
Issuance of options to employees, directors and consultants, October			155,185
Issuance of common stock for cash, October ($0.50 per share)	16,000	16	7,984
Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985
Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812
Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900
Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697
Net loss				(1,465,077)

Balance December 31, 2006	13,286,552	13,287	5,572,555	(5,838,977)
Issuance of options to consultants, January			155,188
Issuance of common stock for cash, January ($0.50 per share)	26,000	26	12,974
Issuance of common stock for exercise of options, January ($0.50 per share)	300,000	300	149,700
Issuance of common stock for services, January ($0.66, per shares)	50,000	50	32,950
Issuance of common stock for services, January ($0.51, per shares)	10,000	10	5,090
Issuance of common stock for exercise of options, February ($0.50 per share)	100,000	100	49,900
Issuance of common stock for exercise of options, February ($0.60 per share)	20,000	20	11,980
Issuance of common stock for cash, February ($0.23 per share)	239,130	239	54,761
Issuance of common stock for services, February ($0.87, per shares)	50,000	50	43,200
Issuance of common stock for services, February ($0.72, per shares)	20,000	20	14,280
Issuance of common stock for cash, February ($0.23 per share)	558,696	559	127,941
Issuance of common stock for services, March ($0.65, per shares)	25,000	25	16,225
Issuance of common stock for services, March ($0.70, per shares)	25,000	25	17,475
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)	2,000	2	998
Issuance of common stock for cash, May ($0.25, per share)	24,000	24	5,976
Issuance of common stock for cash, June ($0.25, per share)	26,000	26	6,474
Issuance of common stock for services, June ($0.43, per share)	75,000	75	32,175
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)	8,000	8	3,992
Issuance of common stock for services, June ($0.44, per share)	100,000	100	43,900
Amortization of prepaid services paid for with common stock
Issuance of common stock and warrants for cash, July ($0.25, per share)	72,000	72	17,928
Issuance of common stock for services, August ($0.55, per share)	160,000	160	87,840
Issuance of common stock for services, August ($0.50, per share)	3,000	3	1,497
Issuance of common stock for services, August ($0.38, per share)	28,600	28	10,839
Issuance of common stock and warrants for cash, August ($0.25, per share)	270,000	270	67,230
Issuance of common stock for services, September ($0.50, per share)	1,300,000	1,300	648,700
Issuance of common stock for cash, September ($0.25, per share)	164,000	164	40,836
Issuance of common stock for cash, September ($0.30, per share)	26,666	26	7,973
Issuance of common stock for cash, September ($0.37, per share)	54,243	53	19,646
Issuance of options & warrants to employees & consultants, September			108,470
Issuance of common stock for services, October ($0.25, per share)	6,000	6	1,494
Issuance of common stock for services, October ($0.56, per share)	2,700	3	1,497
Issuance of common stock for cash, October ($0.50, per share)	55,000	55	27,445
Issuance of common stock for cash, October ($0.53, per share)	1,905	2	998
Issuance of common stock for cash, November ($0.28, per share)	125,291	125	34,956
Issuance of common stock for cash, November ($0.32, per share)	1,563	1	499
Issuance of common stock for cash, November ($0.37, per share)	40,000	40	14,760
Issuance of common stock for cash, November ($0.68, per share)	25,000	25	16,850
Issuance of common stock for cash, December ($0.25, per share)	68,000	68	16,932
Net loss				(2,470,352)

Balance December 31, 2007	17,349,346	$17,347	$7,484,124	$(8,309,329)

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock for services, October ($0.50, per shares)				15,000
Issuance of options to employees, directors and consultants, October				155,185
Issuance of common stock for cash, October ($0.50 per share)				8,000
Issuance of common stock for services, October ($0.67, per shares)				10,000
Issuance of common stock for services, November ($0.50, per shares)		(80,000)		14,000
Issuance of common stock for cash, November ($0.50 per share)				50,000
Issuance of common stock for cash, November ($0.60 per share)				1,700
Net loss				(1,465,077)

Balance December 31, 2006		(207,111)	(90)	(460,336)
Issuance of options to consultants, January				155,188
Issuance of common stock for cash, January ($0.50 per share)				13,000
Issuance of common stock for exercise of options, January ($0.50 per share)			(150,000)
Issuance of common stock for services, January ($0.66, per shares)		(33,000)
Issuance of common stock for services, January ($0.51, per shares)				5,100
Issuance of common stock for exercise of options, February ($0.50 per share)			(15,000)	35,000
Issuance of common stock for exercise of options, February ($0.60 per share)			(12,000)
Issuance of common stock for cash, February ($0.23 per share)				55,000
Issuance of common stock for services, February ($0.87, per share)				43,250
Issuance of common stock for services, February ($0.72, per share)				14,300
Issuance of common stock for cash, February ($0.23 per share)				128,500
Issuance of common stock for services, March ($0.65, per shares)				16,250
Issuance of common stock for services, March ($0.70, per shares)		(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)				1,000
Issuance of common stock for cash, May ($0.25, per share)				6,000
Issuance of common stock for cash, June ($0.25, per share)				6,500
Issuance of common stock for services, June ($0.43, per share)				32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)				4,000
Issuance of common stock for services, June ($0.44, per share)				44,000
Amortization of prepaid services paid for with common stock		890,111		890,111
Issuance of common stock and warrants for cash, July ($0.25, per share)				18,000
Issuance of common stock for services, August ($0.55, per share)				88,000
Issuance of common stock for services, August ($0.50, per share)				1,500
Issuance of common stock for services, August ($0.38, per share)				10,867
Issuance of common stock and warrants for cash, August ($0.25, per share)				67,500
Issuance of common stock for services, September ($0.50, per share)		(650,000)
Issuance of common stock for cash, September ($0.25, per share)				41,000
Issuance of common stock for cash, September ($0.30, per share)				7,999
Issuance of common stock for cash, September ($0.37, per share)				19,699
Issuance of options & warrants to employees & consultants, September				108,470
Issuance of common stock for services, October ($0.25, per share)				1,500
Issuance of common stock for services, October ($0.56, per share)				1,500
Issuance of common stock for cash, October ($0.50, per share)				27,500
Issuance of common stock for cash, October ($0.53, per share)				1,000
Issuance of common stock for cash, November ($0.28, per share)				35,081
Issuance of common stock for cash, November ($0.32, per share)				500
Issuance of common stock for cash, November ($0.37, per share)				14,800
Issuance of common stock for cash, November ($0.68, per share)				16,875
Issuance of common stock for cash, November ($0.25, per share)				17,000
Payment on receivable for common stock			10,000	10,000
Net loss				(2,470,352)

Balance December 31, 2007	$	$(17,500)	$(167,090)	$(992,448)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through March 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock and warrants for cash, January ($0.15, per shares) (unaudited)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares) (unaudited)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares) (unaudited)	12,000	12	3,108
Net loss for the three months ended March 31, 2008 (unaudited)				(178,850)

Balance March 31, 2008 (unaudited)	17,721,346	$17,719	$7,577,672	$(8,488,179)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares) (unaudited)				30,000
Issuance of common stock for services, February ($0.38, per shares) (unaudited)				60,800
Issuance of common stock for services, February ($0.26, per shares) (unaudited)				3,120
Net loss for the three months ended March 31, 2008 (unaudited)				(178,850)

Balance March 31, 2008 (unaudited)	$	$(17,500)	$(167,090)	$(1,077,378)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2008
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(178,850)	$(675,151)	$(8,488,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	63,920	219,638	2,064,059
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	4,514	273	22,179
Amortization of discount on notes payable			33,858
Options issued to employees, directors and consultants		155,188	497,198
(Decrease) in prepaid expenses	2,330
(Decrease) increase in:
Accounts payable	(4,829)	(3,072)	35,231
Accrued expenses	22,437	40,312	292,592
Accrued payroll	(4,445)	55,238	347,215
Accrued interest			12,879
Accrued royalty fees	62,500	62,500	791,667

Net cash used by operating activities	(32,423)	(145,074)	(1,298,443)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets		(14,482)	(43,723)

Net cash used by investing activities		(14,482)	(43,823)

Financing activities
Repayment of stockholder advances	(4,100)	(8,833)	(107,280)
Advances from stockholders	4,650	2,445	255,798
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	30,000	196,500	1,282,071
Proceeds from exercise of options		35,000	45,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable	500		62,750

Net cash provided by financing activities	31,050	225,112	1,343,715

Net increase (decrease) in cash	(1,373)	65,556	1,449

Cash at beginning of year/period	2,822	1,082

Cash at end of year/period	$1,449	$66,638	$1,449

The accompanying notes are an integral part of the financial statements

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2008
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$0	$748

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchanged for prepaid services	$0	$0	$1,090,500

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$167,000	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2008 (unaudited)

1. Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000. On February 20, 2008, the Company was redomiciled to the State of Nevada. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in DeLand, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. Upon the successful demonstration of a highway truck engine using the technology, the Company may form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2008 and 2007 and the Period November 27, 2000 (Date of Inception) through March 31, 2008, (b) the financial position at March 31, 2008 and December 31, 2007, and (c) cash flows for the three month periods ended March 31, 2008 and 2007, and the Period November 27, 2000 (Date of Inception) through March 31, 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of those to be expected for the entire year.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

4. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2008 and since November 27, 2000 (date of inception) through March 31, 2008, the Company has had a net loss of $178,850 and $8,488,179, respectively. As of March 31, 2008, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

5. Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $375,000 as of March 31, 2008.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of March 31, 2008, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of March 31, 2008. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through March 31, 2008.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. There were no additional costs incurred during the three months ended March 31, 2008 and 2007.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company is in the process of renegotiating the terms, therefore, no additional payments have been made during the three months ended March 31, 2008 and 2007.

On August 2, 2006, the Company entered into an agreement with Standart Capital SA, Inc. to raise at least $1 million and not more than $5 million through the sale of the Company’s common stock and to assist in locating a merger candidate. In exchange for these services, the Company shall pay a $50,000 retainer fee, 8% commission of the gross proceeds from the Regulation D offering, 8% fee for any cash paid for a merger candidate and 8% of the securities resulting from the merger that will be issued and outstanding following the merger. Also, the Company will pay $5,000 per month for general business development consulting, strategic planning and other consulting work. The Company issued 25,000 shares of common stock related to the agreement during the year ended December 31, 2007.

The Company leases its corporate headquarters on a month-to-month basis. For the three months ended March 31, 2008 and 2007, rent expense was $9,990 and $5,432, respectively.

During 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement is for a two year period with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease.

Future minimum lease payments are as follows:

2008	18,000
2009	12,000

During 2007, the Company entered into a consulting agreement with a consultant to provide the Company with financial and business consulting services and assist the Company in meeting its business objectives. In exchange for these services, the Company has agreed to issue the consultant 2,450,000 shares of common stock. Through March 31, 2008, the Company has issued the consultant 1,300,000 shares of common stock valued at $650,000. The remaining 1,150,000 shares of common stock will be issued upon the full completion of the contract objectives.

6. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2008 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2009.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

As of March 31, 2008, accounts payable included $18,250 due to a director of the Company for various accounting services.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Stock Options and Warrants

The Company issues stock options to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the periods ended March 31, 2008 and 2007 the Company recognized $63,920 and $155,188, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for these services.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006. Prior to the adoption of SFAS 123(R) we did not issue any stock options. The Company amortizes compensation expense on a straight line basis over the requisite service period.

The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations. As of March 31, 2008, there was $413,834 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met. However, as of March 31, 2008, the Company does not believe this remaining unrecognized compensation will be awarded.

The following table represents our nonvested stock options and warrant activity for the three months ended March 31, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2007	800,000	$0.52
Granted	—
Vested	—
Forfeited	—

Nonvested options - March 31, 2008	800,000	$0.52

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008, based on the Company’s closing stock price of $0.15 was $0. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007, based on the Company’s closing stock price of $0.65 was $265,761 and $145,761, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended March 31, 2008 and 2007, the Company issued 100,000 and 398,913 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 100,000 and 398,913 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.30 and $0.43 per share, respectively and expire in 2010 and 2009, respectively.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. During the three months ended March 31, 2008 and 2007, the Company did not issue any options and accordingly, no compensation expense was recognized.

The following table represents our stock option and warrant activity for the three months ended March 31, 2008:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2007	2,358,413	$0.43 – 2.00
Options and warrants granted	100,000	$0.30
Options and warrants exercised
Options and warrants cancelled or expired

Outstanding at March 31, 2008	2,458,413	$0.30 – $2.00

Exercisable at March 31, 2008	1,658,413	$0.30 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2008:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.30 - $2.00	2,458,413	1.10 Years	$0.65	1.36 Years	1,658,413	$0.72

Net cash proceeds from the exercise of options and warrants were $0 and $35,000 for the three months ended March 31, 2008 and 2007, respectively. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the three months ended March 31, 2008 and 2007.

8. Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 17,588,687, 14,012,852 and 11,455,725 for the three months ended March 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through March 31, 2008, respectively.

Common stock equivalents for the three months ended March 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through March 31, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Accordingly, 2,458,413, 2,018,913 and 2,458,413 options and warrants were excluded from the earnings per share calculation for the three months ended March 31, 2008, 2007 and the period November 27, 2000 (date of inception) through March 31, 2008, respectively.

9. Merger

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

As of the date of the this filing, the merger has been cancelled.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

OVERVIEW OF THE COMPANY

Turbine Truck Engines, Inc. was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was redomiciled to the State of Nevada. On December 15, 2000, we acquired the option rights for an exclusive License from Alpha Engines Corporation (“Alpha”) for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s “Detonation Cycle Gas Turbine Engine” (“DCGT”) technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. We exercised our option and acquired the licensing rights on July 22, 2002.

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

To date, we have no marketable product and have completed initial testing of the 540 horsepower prototype. The Company has started demonstrating the engine to investors, and has begun demonstrating it to potential joint venture partners. The contract with Alpha has been completed and comprehensive testing and development of the 540 horsepower prototype is now moving forward.

OUR BUSINESS PLAN

During the 2008 fiscal year, the Company, with the assistance of Embry Riddle Aeronautical University, intends to focus on the continued development of the 540 horsepower engine, making improvements and modifications as the testing proceeds. The Company is anticipating finalizing the comprehensive testing on the engine by the end of 2008.

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

On February 6, 2008, the Company entered into a Merger and Exchange Agreement with High Point Acquisition, Inc., and High Point Transport, Inc., (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, it was cancelled on May 9, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period. The Company’s agreement with Dutchess Private Equities Fund, L.P. entered into in 2006 was never finalized by the Company nor does the Company intend to do so in the future. A term sheet for a $5,000,000 line of credit with Wertpapier und handelskasse von 1857 was executed but was never consumated.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2008 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,658,413	$1,191,000

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2008, the Company issued 200,000 shares of common stock for cash to qualified investors at price of $0.15 per share.

During the February 2008, the Company issued 160,000 shares of common stock for services valued at a price of $0.38 per share.

During the February 2008, the Company issued 12,000 shares of common stock for services valued at a price of $0.26 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2008.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	February 4, 2008 – Resignation of the Company’s President and Director, James A. Teters, Jr. and the appointment of Michael H. Rouse as interim President.

February 10, 2008 – The Company executed a Merger and Exchange Agreement with High Point Acquisition, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 19, 2008	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 19, 2008	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer