Form 10-Q
period 2008-09-30
TURBINE TRUCK ENGINES INC
filed 2008-11-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

There were 20,421,096 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2008.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of September 30, 2008 (unaudited) and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2008 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets:
Cash	$46,475	$2,822
Prepaid expenses	17,480	2,330
Loan costs net of accumulated amortization	4,424

Total current assets	68,379	5,152

Furniture and equipment, net of accumulated depreciation of $31,208 (2008) and $17,665 (2007)	17,515	31,057

	$85,894	36,209

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$51,198	$40,060
Accrued expenses	275,250	270,155
Accrued interest	13,020	12,879
Accrued payroll	59,998	11,488
Accrued royalty fees	500,000	312,500
Due to related party	32,844	39,500
Note payable	500

Total current liabilities	932,810	686,582

Accrued payroll – long term	305,885	340,174
Convertible notes payable net of unamortized beneficial conversion feature of $23,059	76,941
Note payable to related party	1,901	1,901

Total liabilities	1,317,537	1,028,657

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 20,421,096 (2008) and 17,349,346 (2007) shares issued and outstanding	20,419	17,347
Additional paid in capital	7,919,773	7,484,124
Deficit accumulated during development stage	(8,941,145)	(8,309,329)
Prepaid consulting services paid with common stock	(63,600)	(17,500)
Receivable for common stock	(167,090)	(167,090)

Total stockholders’ deficit	(1,231,643)	(992,448)

	$85,894	$36,209

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2008
	2008	2007	2008	2007
Research and development costs	$34,847	$1,056	$35,177	$231,931	$3,317,281
Operating costs	234,342	485,690	589,702	1,400,678	5,564,555

	269,189	486,746	624,879	1,632,609	8,881,836
Interest (income) expense	(624)	(3)	6,937	(15,226)	59,309

Net loss	$(268,565)	$(486,743)	$(631,816)	$(1,617,383)	$(8,941,145)

Net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.11)	$(0.72)

Weighted average number of common shares outstanding	19,642,082	15,632,563	18,465,049	14,801,571	12,338,188

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through September 30, 2008

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through September 30, 2008

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through September 30, 2008

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2008 and

For Each of the Years from November 27, 2000 (Date of Inception) through September 30, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock and warrants for cash, January ($0.15, per shares) (unaudited)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares) (unaudited)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares) (unaudited)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share) (unaudited)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share) (unaudited)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share) (unaudited)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share) (unaudited)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share) (unaudited)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share) (unaudited)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share) (unaudited)	300,000	300	47,700
Amortization of prepaid services paid for with common stock (unaudited)
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			25,000
Issuance of common stock for cash, July ($0.10, per share) (unaudited)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share) (unaudited)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share) (unaudited)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share) (unaudited)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share) (unaudited)	306,250	306	24,194
Net loss for the nine months ended September 30, 2008 (unaudited)				(631,816)

Balance September 30, 2008 (unaudited)	20,421,096	$20,419	$7,919,773	$(8,941,145)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares) (unaudited)				30,000
Issuance of common stock for services, February ($0.38, per shares) (unaudited)				60,800
Issuance of common stock for services, February ($0.26, per shares) (unaudited)				3,120
Issuance of common stock for services, April ($0.12, per share) (unaudited)		(21,600)		3,600
Issuance of common stock for services, May ($0.20, per share) (unaudited)		(60,000)		10,000
Issuance of common stock for cash, May ($0.10, per share) (unaudited)				14,500
Issuance of common stock for cash, June ($0.10, per share) (unaudited)				33,400
Issuance of common stock for cash, June ($0.085, per share) (unaudited)				12,750
Issuance of common stock for cash, June ($0.08, per share) (unaudited)				2,000
Issuance of common stock for services, June ($0.16, per share) (unaudited)		(48,000)
Amortization of prepaid services paid for with common stock (unaudited)		83,500		83,500
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)				25,000
Issuance of common stock for cash, July ($0.10, per share) (unaudited)				37,951
Issuance of common stock for services, July ($0.15, per share) (unaudited)				4,500
Issuance of common stock for cash, August ($0.10, per share) (unaudited)				10,100
Issuance of common stock for cash, September ($0.10, per share) (unaudited)				36,900
Issuance of common stock for cash, September ($0.08, per share) (unaudited)				24,500
Net loss for the nine months ended September 30, 2008 (unaudited)				(631,816)

Balance September 30, 2008 (unaudited)	$	$(63,600)	$(167,090)	$(1,231,643)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2008
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Operating activities
Net loss	$(631,816)	$(1,617,383)	$(8,941,145)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	165,520	603,962	2,165,656
Contribution from shareholder			188,706
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	13,542	11,457	31,208
Amortization of discount on notes payable			33,858
Amortization of beneficial conversion feature	1,941		1,941
Amortization of deferred loan costs	576		576
Options issued to employees, directors and consultants		226,457	497,198
(Increase) in prepaid expenses	(15,150)	(4,340)	(17,480)
(Decrease) increase in:
Accounts payable	11,138	(19,819)	51,198
Accrued expenses	5,095	128,050	275,250
Accrued payroll	14,221	162,972	365,883
Accrued interest	141		13,020
Accrued royalty fees	187,500	187,500	916,667

Net cash used by operating activities	(247,292)	(321,144)	(1,513,312)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets		(28,634)	(43,723)

Net cash used by investing activities		(28,634)	(43,823)

Financing activities
Repayment of stockholder advances	(18,550)	(19,424)	(121,730)
Advances from stockholders	12,394	23,445	263,542
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	202,101	363,200	1,454,172
Proceeds from exercise of options		35,000	45,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of convertible notes payable	95,000		157,750

Net cash provided by financing activities	290,945	402,221	1,604,110

Net increase in cash	43,653	52,443	46,475

Cash at beginning of year/period	2,822	1,082

Cash at end of year/period	$46,475	$53,525	$46,475

The accompanying notes are an integral part of the financial statements

	Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2008
	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$1,537	$748	$2,285

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchanged for prepaid services	$129,600	$700,500	$1,220,100

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$167,000	$167,000

Common stock issued in exchange for fixed assets	$0	$5,000	$5,000

Beneficial conversion feature on convertible notes payable	$25,000	$0	$25,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2008 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and the Period November 27, 2000 (Date of Inception) through September 30, 2008, (b) the financial position at September 30, 2008 and December 31, 2007, and (c) cash flows for the nine month periods ended September 30, 2008 and 2007, and the Period November 27, 2000 (Date of Inception) through September 30, 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of those to be expected for the entire year.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expect to have a material effect on the Company’s financial position, results of operations or cash flows.

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

4. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2008 and since November 27, 2000 (date of inception) through September 30, 2008, the Company has had a net loss of $631,816 and $8,941,145, respectively. As of September 30, 2008, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

5. Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $500,000 as of September 30, 2008.

On September 25, 2001, the Company entered into a consulting agreement with Vladan Ivankovic whereby Mr. Ivankovic would act as intermediary on the European Union market, with interested manufacturers of trucks and truck engines, as well as manufacturers of other engines for all possible purposes, in order to locate partners interested in buying the Detonation Cycle Gas Turbine Engine license for production and distribution. Mr. Ivankovic will receive compensation in the amount of six percent of all equities raised by Mr. Ivankovic. In addition, for all mergers and acquisitions introduced to the Company, Mr. Ivankovic would receive payment based on a sliding scale starting at six percent of the first $25,000,000; five percent of the next $25,000,000; four percent of the next $25,000,000; and three percent of the remaining enterprise value. Mr. Ivankovic has been authorized to choose potential partners and to conduct negotiations on behalf of the Company. As of September 30, 2008, Mr. Ivankovic has not raised any funds nor has he located any partners or merger or acquisition targets for the Company.

On July 1, 2002, the Company entered into a consulting agreement with the inventor of the Detonation Cycle Gas Turbine Engine and majority stockholder of Alpha. In connection with the consulting agreement, a $2,500 retainer per month is due for consulting services rendered. This agreement was cancelled as of April 2005, however, the Company has accrued $62,500 for unpaid retainer fees as of September 30, 2008. In addition, the Company agreed to pay the inventor $1,000 per day plus all out-of-pocket expenses for design and engineering services rendered. The inventor has not provided any design or engineering services through September 30, 2008.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. There were no additional costs incurred during the three and nine months ended September 30, 2008 and 2007.

On August 22, 2006, the Company entered into an agreement with Renmark Financial Communications Financiers for consulting services in exchange for a monthly fee of 6,000 Canadian dollars. Currently, the Company is in the process of renegotiating the terms, therefore, no additional payments have been made during the three and nine months ended September 30, 2008 and 2007.

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

The Company leases its corporate headquarters on a month-to-month basis. For the three and nine months ended September 30, 2008 and 2007, rent expense was $7,985, $25,639, $12,032 and $29,495, respectively.

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

During April 2008, the Company entered into a consulting agreement for public relations services in exchange for 380,000 shares of common stock valued at $61,600 to be provided through October 2008. As of September 30, 2008, the Company has included $10,267 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $30,800 and $51,333, respectively, in consulting expense related to these agreements.

During May 2008, the Company entered into a consulting agreement for consulting services in exchange for 100,000 shares of common stock valued at $20,000 to be provided through May 27, 2009. As of September 30, 2008, the Company has included $13,333 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $5,000 and $6,667, respectively, in consulting expense related to this agreement.

During June 2008, the Company entered into a consulting agreement for various consulting services in exchange for 300,000 shares of common stock valued at $48,000. As of September 30, 2008, the Company has included $40,000 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $8,000 in consulting expense related to this agreements.

6. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at September 30, 2008 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2009.

The due to related party account of $32,844, is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

As of September 30, 2008, accounts payable included $12,250 due to a director of the Company for various accounting services.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

7. Stock Options and Warrants

The Company issues common stock and common stock options to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the nine month periods ended September 30, 2008 and 2007 the Company recognized $165,520 and $603,962, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for these services.

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

The Company estimates forfeitures, both at the grant date as well as throughout the requisite service period, based on the Company’s historical experience and future expectations. As of September 30, 2008, there was $413,834 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized as certain performance criteria, as stated in the option agreements, are met. However, as of September 30, 2008, the Company does not believe this remaining unrecognized compensation will be awarded.

The following table represents our nonvested stock options and warrant activity for the nine months ended September 30, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2007	800,000	$0.52

Granted	—
Vested	—
Forfeited	—

Nonvested options - September 30, 2008	800,000	$0.52

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008, based on the Company’s closing stock price of $0.18 was $0. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007, based on the Company’s closing stock price of $0.40 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the nine months ended September 30, 2008 and 2007, the Company issued 100,000 and 520,913 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 100,000 and 520,913 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.30 and $0.43—$0.50 per share, respectively and expire in 2010 and 2009, respectively.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. During the nine months ended September 30, 2008 and 2007, the Company did not issue any options and accordingly, no compensation expense was recognized.

The following table represents our stock option and warrant activity for the nine months ended September 30, 2008:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2007	2,358,413	$0.43 – 2.00
Options and warrants granted	100,000	$0.30
Options and warrants exercised
Options and warrants cancelled or expired	260,000	$0.60

Outstanding at September 30, 2008	2,198,413	$0.30 - $2.00

Exercisable at September 30, 2008	1,398,413	$0.30 -$2.00

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2008:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.30 - $2.00	2,198,413	.67 Years	$0.65	1.02 Years	1,398,413	$0.74

Net cash proceeds from the exercise of options and warrants were $0 and $35,000 for the nine months ended September 30, 2008 and 2007, respectively. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the nine months ended September 30, 2008 and 2007.

8. Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 19,642,082, 18,465,049, 15,632,563, 14,801,571 and 12,338,188 for the three and nine months ended September 30, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through September 30, 2008, respectively.

Common stock equivalents for the three and nine months ended September 30, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through September 30, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Accordingly, 2,198,413, 2,340,913 and 2,198,413 options and warrants were excluded from the earnings per share calculation for the three and nine months ended September 30, 2008, 2007 and the period November 27, 2000 (date of inception) through September 30, 2008, respectively.

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

The agreement also calls for the Company to maintain timely filing of all reports required by the Securities and Exchange Commission (“SEC”). In the event the Company does not maintain timely filings, the note calls for a default payment of 150% of the outstanding principle balance. Per the guidance in EITF 00-19, if the note holder’s require cash payments in the event the Company fails to make timely filings with the SEC, then the contract must be classified as an asset or a liability. The Company has not historically been late on its filings with the SEC, so the probability of the Company filing late is so remote as to make the fair value of the embedded derivative de minimus, therefore, the Company has not recorded an underlying asset or liability associated with this feature.

The debenture also has an interest rate adjustment indexed to changes in the Company’s common stock. In the event that the Company’s common stock trades at $0.049 or lower, at any time during the six month period from the date of the agreement, and ending on the six month anniversary date of the agreement, the interest rate increases to 9.75% for the remaining life of the debenture. The Company has determined that feature was a derivative liability. However, as of September 30, 2008, the derivative liability was determined to have no value.

The following table presents the allocation of proceeds of the debenture:

Principal balance of the debenture	$100,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(25,000)

Recorded at closing	$75,000
Amortization of beneficial conversion feature (interest expense) through September 30, 2008	1,941

Carrying value at September 30, 2008	$76,941

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

Description	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible debenture embedded derivative related to timely filing (see note 10)	$—	$—	$—	$0	[1]
Convertible debenture embedded derivative related to interest rate adjustment	$—	$—	$—	$0	[2]

Total Liabilities	$—	$—	$—	$—

[1]	Due to low probability of late filing, value was determined to be de minimus as of September 30, 2008.
[2]	Event triggering interest rate adjustment has not occurred, therefore no value assigned as of September 30, 2008.

12. 2008 Incentive Compensation Plan

The Company’s 2008 Incentive Compensation Plan authorizes up to 3,000,000 shares of common stock to any employees, officers, directors, and consultants, as approved by the Board of Directors. There are no restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of September 30, 2008, no shares have been issued under this plan.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2008 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,398,413	$1,035,000

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine month period ending September 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

During July 2008, the Company issued 379,500 shares of common stock for cash valued at $0.10 per share.

During July 2008, the Company issued 30,000 shares of common stock for services valued at $0.15 per share.

During August 2008, the Company issued 101,000 shares of common stock for cash valued at $0.10 per share.

During September 2008, the Company issued 369,000 shares of common stock for cash valued at $0.10 per share.

During September 2008, the Company issued 306,250 shares of common stock for cash valued at $0.08 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2008.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	May 9, 2008 – The Company terminated the Merger and Exchange Agreement dated February 6, 2008 it had entered into with High Point Acquisition Inc. and High Point Transport, Inc.

June 10, 2008 – The Company executed an agreement with Golden Gate Investors, Inc. in the principle amount of $1,000,000 to sell unregistered securities.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 14, 2008	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 14, 2008	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer