Form 10-K
period 2008-12-31
TURBINE TRUCK ENGINES INC
filed 2009-03-31
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

917 Biscayne Boulevard Suite 6, Deland, Florida 32724

(Address of Principal Executive Offices)

(386) 943-8358

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock	Over the Counter Bulletin Board
$.001 par value common stock	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  YES    ☒  NO

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008 was $1,456,388.

There were 21,859,764 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2008.

TURBINE TRUCK ENGINES, INC.

FORM 10-K INDEX

TURBINE TRUCK ENGINES, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Turbine Truck Engines, Inc. was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. On December 15, 2000, we acquired the option rights for an exclusive License from Alpha Engines Corporation (“Alpha”) for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s “Detonation Cycle Gas Turbine Engine” (“DCGT”) technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. We exercised our option and acquired the licensing rights on July 22, 2002.

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. The Company entered into a contractual agreement (the “Agreement”) dated July 1, 2008 with AbM Engineering, LLC for the purpose of the continued development and testing of the current 540 horsepower DCGT engine and a 70 horsepower/50kw generator combination. AbM is currently working in a collaborative effort with AMEC’s engineers to modify and test other DCGT engine applications.

Under our Agreement with Alpha, they will continue to consult and advise with AbM Engineering on future development of this 540 horsepower DCGT highway truck engine prototype at AbM’s facilities in Daytona Beach, Florida. We receive ongoing status reports of their progress but do not participate in the design, construction and/or testing of the engine. This new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. It is our intention to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine.

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

To date, we have no marketable product and but have completed initial testing of the 540 horsepower prototype. The Company has started demonstrating the engine to investors, and has begun demonstrating it to potential joint venture partners. The contract with Alpha has been completed and comprehensive testing and development of the 540 horsepower prototype is now moving forward at AbM Engineering’s facilities.

On October 24, 2006, the Company entered into three separate consulting agreements which were intended to provide the Company with strategic financial and corporate development services. As consideration for entering into the consulting agreements, the Company granted each consultant options to acquire up to 500,000 shares of the Company’s common stock at a price of $.50 per share based upon each respective consultant meeting specific milestones set forth in the consulting agreements. These options expired on October 26, 2008. During 2007, 300,000 and 100,000 of these options were earned and forfeited, respectively, and the Company recognized $155,188 in consulting expense. During 2008, 1,000,000 common stock options expired, and as of December 31, 2008, there are no common stock options outstanding under these consulting agreements. No compensation expense was recognized during 2008 relative to the above agreements.

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

The Company entered into a Strategic Alliance Agreement (the “Agreement”) dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

The Agreement provides that each Company will work independently and collectively, at their own expense, in a friendly competitive manner towards the modification of the DCGT to see who can make the best design or give the best innovative ideas to the DCGT engines, with Michael Rouse, the Company’s CEO being the final decision maker on the ultimate design questions. Robert L Scragg, the inventor and patent holder has filed for patent protection in China under the PCT (Patent Cooperation Treaty). In conjunction with the Agreement, the parties also executed a Confidentiality Agreement of even date with the Agreement.

Our Product

Our product is slated to be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks. To date, we have no marketable product and will rely on AbM & AMEC to continue the development and testing of a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle. The prototype phase of development is anticipated to continue for approximately two years from the completion of the funding. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has completed the design for the truck engine. We need to complete the prototype and test an engine that meets our needs using the existing proven technology; however, this takes a considerable amount of money.

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

Alpha has developed four working prototypes as described below:

1.	First engine was developed in 1987. The engine consisted of one 8-inch diameter, 26-pound turbine wheel, driven by two horizontally opposed combustion chambers. The engine produced 78 horsepower at 12,500 rpm.

2.	The second engine was developed in 1989. The engine consisted of two 5-inch diameter, 11-pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 130 horsepower at 14,000 rpm.

3.	The third engine was developed in 1991. The engine consisted of two 7-inch diameter, 19.6 pound turbine wheels mounted on a single shaft, driven by four horizontally opposed combustion chambers. The engine produced 256 horsepower at 8,300 rpm.

4.	The fourth engine was developed in 1997. The engine consists of four 6-inch diameter, 12 pound turbine wheels mounted on a single shaft, driven by eight horizontally opposed combustion chambers. The engine produces 130 horsepower at 8,400 rpm. This engine is currently used for demonstration and can be seen by appointment.

5.	With current data derived from testing previous prototypes, Alpha has designed a 540 horsepower engine that can power a highway truck. Preliminary design concepts estimate the engine will have six 15-inch diameter, 20-pound turbine wheels mounted on a single shaft, driven by 12 horizontally opposed combustion chambers producing 540 horsepower at 3,000 rpm.

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

Research and development of our engine was completed in 1997 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two (2) fiscal years, the Company has spent $136,088 (2008) and $291,395 (2007) on research and development

We acquired our license from Alpha on July 22, 2002. The material terms of the license agreement, as amended, are as follows:

1.	$250,000 licensing note payable August 23, 2005 or agreement is terminated

2.	Eight percent (8%) of net sales royalty payment after manufacturing and sales commence

3.	$250,000 minimum royalty payment each year after licensing note is settled

4.	Additional contract fees will be paid to Alpha for design and engineering services.

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. As of December 31, 2008, the Company has accrued $562,500 of royalty fees related to this agreement. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

COMPETITION

The Company has identified seven (7) major engine manufacturers, including Ford, Caterpillar, Cummins, Detroit Diesel, Mack Trucks, Navistar International and Volvo Truck that each manufacture heavy duty truck engines, both gasoline and diesel, which are likely to be the major competitors to our company once our product is ready for market. To the Company’s knowledge, at this time, none of the Company’s major competitors are working on the development of a turbine engine that would be in direct competition to the Company’s engine, and although we would be competing with them for customers, the Company believes that the technological differences between its product and those that are currently on the market, will provide the Company with a market niche that it can expand upon, even in the face of such established competitors.

EMPLOYEES

We presently have two full-time, and one part time employee. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases 3600 sq. ft. of space with Air Papa Bravo for an office/demonstration facility to house the development of the prototype. The lease agreement is for a two year period, expiring March 31, 2009 with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease. The Company has negotiated month to month terms at the end of this lease until a new lease can be negotiated.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2008, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since the August 2004 closing of the Company’s initial public offering, the Company’s Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCBB”) under the symbol “TTEG.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
FISCAL 2008

First Quarter (January 1, 2008 through March 31, 2008)	$0.435	$0.15
Second Quarter (April 1, 2008 through June 30, 2008)	$0.25	$0.11
Third Quarter (July 1, 2008 through September 30, 2008)	$0.185	$0.11
Fourth Quarter (October 1, 2008 through December 31, 2008)	$0.17	$0.0765

FISCAL 2007

First Quarter (January 1, 2007 through March 31, 2007)	$0.91	$0.49
Second Quarter (April 1, 2007 through June 30, 2007)	$0.70	$0.39
Third Quarter (July 1, 2007 through September 30, 2007)	$0.99	$0.37
Fourth Quarter (October 1, 2007 through December 31, 2007)	$1.50	$0.40

On March 27, 2009 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.10 and there were approximately 290 shareholders of record.

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

Common Stock

As of December 31, 2008 there were approximately 245 beneficial owners of our common stock with 21,859,764 shares issued and outstanding.

During the year ended December 31, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2008, the Company issued 3,750 shares of common stock to a qualified investor for $0.08 per share for a total of $300.

During October 2008, the Company issued 40,000 shares of common stock to a qualified investor for $0.09 per share for a total of $3,600.

During October 2008, the Company issued 27,000 shares of common stock to qualified investors for $0.10 per share for a total of $2,700.

During November 2008, the Company issued 12,500 shares of common stock to a qualified investor for $0.08 per shares for a total of $1,000.

During November 2008, the Company issued 32,400 shares of common stock to a qualified investor for $0.10 per share for a total of $3,240.

During December 2008, the Company issued 12,500 shares of common stock to qualified investors for services valued at $0.07 per share for a total of $888.

During December 2008, the Company issued 161,250 shares of common stock to a qualified investor for $0.08 for a total of $12,900.

During December 2008, the Company issued 27,300 shares of common stock to qualified investors for $0.10 per share for a total of $2,630.

During December 2008, the Company issued 10,000 shares of common stock to a qualified investor for services valued at $0.09 per share for a total of $900.

During December 2008, the Company issued 500,000 shares of common stock to a qualified investor for prepaid services valued at $0.13 per share for a total of $65,000.

During December 2008, the Company issued 12,500 shares of common stock to a qualified investor for prepaid services valued at $0.17 per share for a total of $2,125.

During December 2008, the Company issued 100,000 shares of common stock to qualified investors for services valued at $0.195 per share for a total of $19,535.

During December 2008, the Company issued 26,297 shares of common stock to a qualified investor for $0.08 per share for a total of $2,000.*

During December 2008, the Company issued 270,468 shares of common stock to qualified investors for $0.074 per share for a total of $20,000.*

During December 2008, the Company issued 202,703 shares of common stock to a qualified investor for $0.074 per share for a total of $15,000.*

During December 2008, the Company issued 200,000 options to purchase common stock at an exercise price of $0.10. The options expire in 10 years and have immediate vesting. During 2008, the Company recognized approximately $30,000 in expense related to the issuance.

*	Relates to debt that was converted to common stock.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders 2006 Incentive Compensation Plan	1,398,413	$0.68	671,400

The Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2008 Plan for services related to capital raising or promotional activities. As of December 31, 2008, no shares have been issued pursuant to the 2008 Plan. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background of our company

We are a development-stage company and not yet generating any revenues. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed a working prototype. We need to redesign an engine for our application based on this proven Core Technology. We are relying on AbM Engineering in collaboration with AMEC to design, construct and test a 540 horsepower engine prototype for our licensed application (see “Business of the Company”, “Our Product.”).

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

The following steps have been or are being taken by the Company to demonstrate the viability of a final prototype engine:

Step 1 The completion of the design has been done and the prototype engine has been built

Step 2 The Company has leased its office and demonstration facilities

Step 3 The Engine is undergoing continuing testing and development, the cost of which is anticipated to be approximately $2,500,000

In Step 3, we will rely on AbM and AMEC to test the prototype engine at their facilities. AbM & AMEC will conduct test demonstrations to show the viability and function of the engine. The cost of the on-going testing is expected to be funded from the proceeds of a private placement offering.

For the year ended December 31, 2008 compared to the year ended December 31, 2007:

Research and Development Costs – During the years ended December 31, 2008 and 2007, research and development costs totaled $136,088 and $291,395, respectively. The decrease of $155,307 was mainly due to the completion of the accrual of amounts owed to Alpha for the design and testing of the prototype during 2007.

Operating Costs – During the years ended December 31, 2008 and 2007, operating costs totaled $827,365 and $2,194,211, respectively. The decrease of $1,366,846 was mainly attributable to a decrease in consulting expense of $931,140 due to the Company not having the operating capital to enter into as many consulting agreements during 2008. The decrease is also due to a $197,822 decrease in payroll expenses because of the resignation of James Teeters and a reduction in annual salaries of the remaining officers. Finally, the Company decreased its stock for services expense by approximately $192,400.

Interest (Income) Expense - Net - During the years ended December 31, 2008 and 2007 net interest expense totaled $19,244 and $(15,254), respectively. The increase of $34,478 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2008.

The net loss for the years ended December 31, 2008 and 2007 was $(982,677) and $(2,470,352), respectively. The decrease of $1,487,675 was mainly attributable to the decrease in operating costs and research and development expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2008 and 2007 and since November 27, 2000 (date of inception) through December 31, 2008, the Company has had net losses of $982,677, $2,470,352 and $9,292,006, respectively. As of December 31, 2008, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2008 we raised cash of $1,286,009 net of issuance costs, through private placements of common stock financings and $157,250 through the issuance of convertible notes payable. During August, 2004 our Form SB-2 Registration Statement became effective and we raised $123,753 through common stock sales, and offset $41,378 of offering costs against those proceeds. The proceeds from the sale of this common stock have been used for general and administrative expenses.

Since our inception through December 31, 2008 we have incurred $3,418,192 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2008, we had an accumulated deficit of $9,292,006 and a working capital deficit of $1,013,639.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

On June 6, 2008, the Company issued a 7  3/4 Convertible Debenture to Golden Gate Investors, Inc. in the principal amount of $1,000,000, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

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

The Debenture bears interest at 7.75% per annum, payable monthly, maturing June 30, 2012, and is secured by a Continuing Personal Guaranty. by, Michael H. Rouse, the Company’s CEO. The Holder shall be entitled to convert into common stock of the company at the conversion price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, as such terms are defined in the Debenture. The Holder can only convert that amount of the Debenture that has actually been paid for by either cash at closing or principal pre-payments made on the Promissory Note.

Golden Gate’s Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012.

Provided certain conditions are met, pursuant to the terms of the Securities Purchase Agreement executed between the parties, Golden Gate or its assigns has the right to enter into 4 additional Debentures with the Company upon similar terms. The Company incurred no additional expenses in this matter and the Company is utilizing the proceeds for its on-going working capital needs.

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

The Company entered into a Strategic Alliance Agreement (the “Agreement”) dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

The Agreement provides that each Company will work independently and collectively, at their own expense, in a friendly competitive manner towards the modification of the DCGT to see who can make the best design or give the best innovative ideas to the DCGT engines, with Michael Rouse, the Company’s CEO being the final decision maker on the ultimate design questions. Robert L Scragg, the inventor and patent holder has filed for patent protection in China under the PCT (Patent Cooperation Treaty). In conjunction with the Agreement, the parties also executed a Confidentiality Agreement of even date with the Agreement.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2008 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
2006 Non-Plan Options and Warrants	1,398,413	$955,033

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

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities. (“SFAS 161”). SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United Statements. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

Report of Independent Registered Public Accounting Firm

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

Report of Independent Registered Public Accounting Firm

Audit Committee

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (a development stage enterprise) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through December 31, 2008. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $982,677 during the year ended December 31, 2008 and has an accumulated deficit of $9,292,006 from inception to December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 31, 2009

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$2,857	$2,822
Prepaid expenses		2,330
Loan costs net of accumulated amortization	4,300

Total current assets	7,157	5,152

Furniture and equipment, net of accumulated depreciation of $35,721 (2008) and $17,665 (2007)	13,001	31,057

	$20,158	36,209

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$145,579	$40,060
Accrued expenses	275,250	270,155
Accrued interest	13,113	12,879
Accrued payroll		11,488
Accrued royalty fees	562,500	312,500
Due to related party	23,854	39,500
Note payable	500

Total current liabilities	1,020,796	686,582

Accrued payroll – long term	386,846	340,174
Convertible note payable net of unamortized discount of $13,544	49,456
Note payable to related party	1,901	1,901

Total liabilities	1,458,999	1,028,657

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 21,859,764 (2008) and 17,349,346 (2007) shares issued and outstanding	21,858	17,347
Additional paid in capital	8,099,730	7,484,124
Deficit accumulated during development stage	(9,292,006)	(8,309,329)
Prepaid consulting services paid with common stock	(101,333)	(17,500)
Receivable for common stock	(167,090)	(167,090)

Total stockholders’ deficit	(1,438,841)	(992,448)

	$20,158	$36,209

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2008
	2008	2007
Research and development costs	$136,088	$291,395	$3,418,192
Operating costs	827,365	2,194,211	5,802,243

	963,453	2,485,606	9,220,435
Interest (income) expense	19,224	(15,254)	71,571

Net loss	$(982,677)	$(2,470,352)	$(9,292,006)

Net loss per share	$(0.05)	$(0.16)	$(0.74)

Weighted average number of common shares outstanding	18,884,072	15,309,332	12,568,360

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2008

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

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2008

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

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2008

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For Each of the Years from November 27, 2000 (Date of Inception) through December 31, 2008

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.07, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	$21,858	$8,099,730	$(9,292,006)

Amortization of prepaid services paid for with common stock

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per shares)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008	$	$(101,333)	$(167,090)	$(1,438,841)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	Period November 27, 2000 (Date of Inception) through December 31, 2008
Operating activities
Net loss	$(982,677)	$(2,470,352)	$(9,292,006)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	216,936	1,148,628	2,217,073
Options and warrants issued to employees, directors and consultants	29,578	263,658	526,776
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	11,456		11,456
Amortization of deferred loan costs	700		700
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	18,056	11,978	35,721
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	2,330	(2,330)
Increase (decrease) in:
Accounts payable	105,519	(14,630)	145,579
Accrued expenses	5,095	128,050	275,250
Accrued payroll	35,184	198,105	386,846
Accrued royalty fees	250,000	250,000	979,167
Accrued interest	234		13,113

Net cash used by operating activities	(307,589)	(486,893)	(1,573,609)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets		(35,433)	(43,723)

Net cash used by investing activities		(35,433)	(43,823)

Financing activities
Repayment of stockholder advances	(30,150)	(40,333)	(133,230)
Advances from stockholders	15,004	43,445	266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	227,770	475,954	1,479,841
Proceeds from exercise of options		45,000	45,000
Proceeds from issuance of subscription			(90)
Proceeds from issuance of notes payable	95,000		157,250

Net cash provided by financing activities	307,624	524,066	1,620,289

Net increase in cash	35	1,740	2,857

Cash at beginning of year/period	2,822	1,082

Cash at end of year/period	$2,857	$2,822	$2,857

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2008	2007	2008
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$7,536	$748	$8,284

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$194,600	$700,500	$1,285,100

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$167,000	$167,000

Common stock issued in exchange for fixed assets	$0	$5,000	$5,000

Beneficial conversion feature on convertible notes payable	$25,000	$0	$25,000

Conversion of convertible debt to equity (499,468 shares of common stock)	$37,000	$0	$37,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

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

The Company entered into a Strategic Alliance Agreement (the “Agreement”) dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

The Agreement provides that each Company will work independently and collectively, at their own expense, in a friendly competitive manner towards the modification of the DCGT to see who can make the best design or give the best innovative ideas to the DCGT engines, with Michael Rouse, the Company’s CEO being the final decision maker on the ultimate design questions. Robert L Scragg, the inventor and patent holder has filed for patent protection in China under the PCT (Patent Cooperation Treaty). In conjunction with the Agreement, the parties also executed a Confidentiality Agreement of even date with the Agreement.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2008 and since November 27, 2000 (date of inception) through December 31, 2008, the Company has had a net loss of $982,677 and $9,292,006, respectively. As of December 31, 2008, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

2.	Going Concern (Continued)

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

The Company’s financial instruments include cash, accounts payable, accrued liabilities, notes payable, and embedded derivatives related to the convertible note payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues. The fair value of the embedded derivatives are based on Level 3 inputs as discussed in Note 13.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

3.	Significant Accounting Policies (Continued)

anticipated. If the net book value of the related assets exceed the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in any of the periods presented.

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2008 and 2007 and the period November 27, 2000 (date of inception) to December 31, 2008 amounted to $136,088, $291,395 and $3,418,192, respectively.

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

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through December 31, 2008 were anti-dilutive due to the net

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

3.	Significant Accounting Policies (continued)

losses sustained by the Company during these periods. The diluted weighted average number of shares, including these common share equivalents would have been 20,282,485, 17,667,745 and 13,966,773 for the years ended December 31, 2008 and 2007 and the period from November 27, 2000 (Date of Inception) through December 31, 2008, respectively.

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2008, and 2007 the Company recognized $29,578 and $155,188, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to common stock options issued for these services. Additionally, the Company recognized $110,768 and $890,112 in consulting expense related to prepaid consulting services paid for with common stock for the periods ended December 31, 2008 and 2007, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006. Prior to the adoption of SFAS 123(R) we did not issue any stock options. The Company amortizes compensation expenses on a straight-line basis over the requisite service period. As of December 31, 2008, there was no unrecognized stock-based compensation expense related to nonvested stock options.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

3.	Significant Accounting Policies (continued)

The following table represents our nonvested stock option and warrant activity for the year ended December 31, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2007	800,000	$0.52

Granted	—	$—
Vested	—	$—
Forfeited	(800,000)	$0.52

Nonvested options - December 31, 2008	—	$—

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. There was no impact upon adoption of SFAS 159, as we did not elect the fair value provisions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008 adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

3.	Significant Accounting Policies (continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2008. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2008, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not expect SFAS No. 161 to have a material impact on its results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United Statements. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement will not have a material effect on the Company’s financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

3.	Significant Accounting Policies (continued)

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

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2008, the Company has accrued $562,500 of royalty fees related to this agreement.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

4.	Option to Acquire License (continued)

Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine (DCGT). Alpha is in the business of licensing the use of its DCGT technology for many different applications, including the manufacture of heavy duty highway truck engines. Alpha and CNF Transportation (formerly Consolidated Freightways, Inc.) have an agreement to form and finance a potential 50/50 joint venture after the demonstration of a highway truck engine for the manufacture and marketing of heavy duty highway truck engines, both for the fleet of CNF Transportation and exclusive sales to the highway trucking industry. CNF Transportation is a large, over the road freight hauling company and manufacturer of heavy duty highway trucks. Upon the receipt of its licensing agreement with Alpha, the Company has assumed Alpha’s right to enter into this joint venture.

The Company has recognized $2,735,649 of research and development expense for the acquisition of the license agreement, as the license is exclusively for the development, manufacturing and sales of the DCGT and has no future economic benefit relative to other research and development projects.

5.	Prepaid Consulting Services Paid with Common Stock

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $172,500 to be amortized through June 2007 at $14,375 per month. For the year ended December 31, 2007, $79,062 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 150,000 shares of common stock. These shares were valued at $75,000 to be amortized through May 2007 at $12,500 per month. For the year ended December 31, 2007, $56,250 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 109,091 shares of common stock. These shares were valued at $120,000 to be amortized through July 2007 at $10,000 per month. For the year ended December 31, 2007 $65,000 has been included in consulting expense.

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through July 2007 at $417 per month. For the year ended December 31, 2007, $2,708 has been included in consulting expense.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2006,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

5.	Prepaid Consulting Services Paid with Common Stock (continued)

During the year ended December 31, 2006, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 10,000 shares of common stock. These shares were valued at $5,000 to be amortized through September 2007 at $455 per month. For the year ended December 31, 2007, $4,091 has been included in consulting expense.

During the year ended December 31, 2007, the Company entered into an agreement with a consultant to provide consulting services. In exchange for those services, the Company issued 25,000 shares of common stock. These shares were valued at $17,500 and were all expensed during the year ended December 31, 2008 when the services were provided.

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

During the year ended December 31, 2008, the Company entered into a consulting agreement for public relations services in exchange for 380,000 shares of common stock valued at $61,600 to be provided through October 2008. As of December 31, 2008, the Company has included $61,600 in consulting expense related to this agreement.

During the year ended December 31, 2008, the Company entered into a consulting agreement for consulting services in exchange for 100,000 shares of common stock valued at $20,000 to be provided through May 27, 2009. As of December 31, 2008, the Company has included $8,333 in prepaid consulting services paid with common stock. For the year ended December 31, 2008, the Company recognized $11,667 in consulting expense related to this agreement.

During the year ended December 31, 2008, the Company entered into a consulting agreement for various consulting services in exchange for 300,000 shares of common stock valued at $48,000. As of December 31, 2008, the Company has included $28,000 in prepaid consulting services paid with common stock. For the year ended December 31, 2008, the Company recognized $20,000 in consulting expense related to this agreement.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

5.	Prepaid Consulting Services Paid with Common Stock (continued)

During the year ended December 31, 2008, the Company entered into a consulting agreement for various consulting services in exchange for 500,000 shares of common stock valued at $65,000 to be amortized through July 2009 at $9,286 per month. As of December 31, 2008, the Company has included $65,000 in prepaid consulting services paid with common stock.

6.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2008	2007
Furniture and fixtures	$1,505	$1,505
Equipment	9,394	9,394
Leasehold improvements	37,823	37,823

	48,722	48,722
Less accumulated depreciation and amortization	35,721	17,665

	$13,001	$31,057

7.	Options and warrants

During the year ended December 31, 2008, the Company issued 200,000 warrants for services rendered from a consultant. The warrants entitle the holder to purchase 200,000 shares of the Company’s common stock, at any time, at an exercise price of $0.10 per share and expire in 2018. For the period ended December 31, 2008, the Company recognized $29,578 in expense related to this issuance.

During the years ended December 31, 2008 and 2007, the Company issued 100,000 and 538,413 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 100,000 and 538,413 shares of the Company’s common stock, respectively, at any time, at exercise prices ranging from $0.30 to $1.00 per share, respectively and expire in 2010 and 2009, respectively.

For the periods ended December 31, 2008 and 2007, the Company recognized $29,578 and $263,658 in compensation expense related to stock options and warrants issued to consultants and employees, which is included in the statements of operations.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

7.	Options and warrants (continued)

The Company’s 2006 Incentive Compensation Plan authorized up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of December 31, 2008, no shares have been issued under this plan.

The fair value of each option under the 2006 Incentive Compensation Plan was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in period equal to the expected life of the options. The expected term of options granted is based on the Company’s historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

	2008	2007
Expected volatility	146.8% - 148%	129.1% -146.9%
Expected dividends	0	0
Expected term	2 - 10 years	2 years
Risk-free rate	2.09% - 2.18%	3.04% -4.87%

2006 Incentive Compensation Plan
	Shares	Range of Exercise Prices		Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2007	2,358,413		$0.43 – 2.00
Options and warrants granted	300,000		$0.10 – 0.30	$0.15
Options and warrants exercised		$
Options and warrants cancelled or expired	(1,260,000)		$0.50 – 0.60

Outstanding at December 31, 2008	1,398,413		$.10 – $2.00
Exercisable at December 31, 2008	1,398,413		$.10 – $2.00

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

7.	Options and warrants (continued)

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2008:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$.10 - $2.00	1,398,413	2.23 Years	$0.68	2.23 Years	1,398,413	$0.68

As of December 31, 2008 there were 1,398,413 options and warrants exercisable at a weighted average exercise price of $0.68. The intrinsic value of both the exercisable and outstanding options and warrants at December 31, 2008, based on the quoted market rate of $0.08 per common share is $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of December 31, 2007 there were 1,558,413 options and warrants exercisable at a weighted average exercise price of $0.75. The intrinsic value of both the exercisable and outstanding options and warrants at December 31, 2007, based on the quoted market rate of $0.40 per common share is $0.

Net cash proceeds from the exercise of options and warrants were $0 and $45,000, respectively, for the years ended December 31, 2008 and 2007. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the years ended December 31, 2008 and 2007.

8.	Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $562,500 and $312,500 as of December 31, 2008 and 2007, respectively.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. There have been no additional costs incurred during the years ended December 31, 2008 and 2007.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

8.	Commitments and Contingencies (continued)

The Company leases its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2008 and 2007, rent expense was $33,600 and $41,800, respectively.

During the year ended December 31, 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement is for a two year period expiring March 31, 2009 with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease. The Company has negotiated month to month terms at the end of this lease until a new lease can be negotiated.

Future minimum lease payments are $6,000 during the year ended December 31, 2009.

9.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2008 or 2007.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2008 or 2007 or the period November 27, 2000 (Date of inception) through December 31, 2008.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2008	2007
Tax expense (benefit) at U.S. statutory rate	$(334,100)	$(839,900)
State income tax expense (benefit), net of federal benefit	(35,000)	(57,300)
Stock option expense	3,900	302,600
Effect of non-deductible expenses	2,800	(8,000)
Change in valuation allowance	362,400	602,600

	$—	$—

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

9.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 are as follows:

Deferred tax assets (liability), noncurrent:
Depreciation	7,100
License agreement	554,300
Capitalized start up costs	2,395,400
Net operating loss	13,600
Stock compensation	85,200
Contribution carryover	900
Beneficial Conversion feature	(5,100)
Valuation allowance	(3,051,400)

$—

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2008.

As of December 31, 2008, the Company had federal and state net operating loss carry-forwards totaling approximately $36,000 which begin expiring in 2022.

10.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2008 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2009.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

As of December 31, 2008 and 2007, accounts payable included $25,150 and $18,250, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

11.	Convertible Note Payable

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

11.	Convertible Note Payable (continued)

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

The debenture also has an interest rate adjustment indexed to changes in the Company’s common stock. In the event that the Company’s common stock trades at $0.049 or lower, at any time during the six month period from the date of the agreement, and ending on the six month anniversary date of the agreement, the interest rate increases to 9.75% for the remaining life of the debenture. The Company has determined that feature was a derivative liability. However, as of December 31, 2008, the derivative liability was determined to have no value.

The following table presents the activity during 2008 related to the debenture:

Principal balance of the debenture	$100,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(25,000)

Recorded at closing	$75,000
Amounts converted into common stock	(37,000)
Amortization of beneficial conversion feature (interest expense) through December 31, 2008	11,456

Carrying value at December 31, 2008	$49,456

12.	Fair Value Measurements

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

12.	Fair Value Measurements (continued)

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible debenture embedded derivative related to timely filing (see note 10)	$—	$—	$—	$0	[1]
Convertible debenture embedded derivative related to interest rate adjustment	$—	$—	$—	$0	[2]

Total Liabilities	$—	$—	$—	$—

[1]	Due to low probability of late filing, value was determined to be de minimus as of December 31, 2008.
[2]	Event triggering interest rate adjustment has not occurred, therefore no value assigned as of December 31, 2008.

13.	Subsequent Event

The Company entered into a Strategic Alliance Agreement (the “Agreement”) dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2008

13.	Subsequent Event

The Agreement provides that each Company will work independently and collectively, at their own expense, in a friendly competitive manner towards the modification of the DCGT to see who can make the best design or give the best innovative ideas to the DCGT engines, with Michael Rouse, the Company’s CEO being the final decision maker on the ultimate design questions. Robert L Scragg, the inventor and patent holder has filed for patent protection in China under the PCT (Patent Cooperation Treaty). In conjunction with the Agreement, the parties also executed a Confidentiality Agreement of even date with the Agreement.

In January 2009, related to the convertible note payable described in Note 12, the holders converted $35,000 of convertible notes to 531,905 shares of common stock at conversion prices ranging from $0.06 to $0.09 per share. Additionally, in January 2009, the Company received $200,000 in cash proceeds from the holders on terms as more fully described in Note 11.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company’s Chief Financial Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	52	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)

Phyllis J. Rouse	50	Vice President, Secretary, Treasurer and Director

John R. Dickinson	42	Audit Committee Member

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

John R. Dickinson, CPA serves as an independent member of the Company’s Audit Committee. Mr. Dickinson has spent over nineteen years in public accounting, including four years with the seventh largest CPA firm in the United States. During his career, he has gained extensive knowledge in individual and corporate taxation, financial reporting, and accounting information systems. His diverse background includes the performance of financial statement audits; litigation support services; mergers and acquisitions; business valuations; general business consulting; and tax compliance. After noticing a need for quality CPA firms in the Central Florida marketplace, Mr. Dickinson started a full service CPA firm in 2003. The firm has experienced significant growth since inception and is currently servicing a wide range of industries including construction, distribution, medical, insurance, individuals, litigation, manufacturing, technology, transportation, and non-profits. He is a Certified Public Accountant, and is a member of the Florida Institute of Certified Public Accountants. He is also very active in his community including the finance committee chairman of the DeLand First Presbyterian Church, treasurer of the Neighborhood Center, and sat on the board of directors for Hugh Ash Manor. In addition, he is a YMCA basketball coach, and member of the DeLand Quarterback Club.

Mr. Dickinson is a Cum Laud graduate of Geneva College with a Bachelor of Science degree in Business Administration and Accounting. Mr. Dickinson also attended Stetson University to obtain additional credit hours to meet Florida CPA licensing requirements.

AUDIT COMMITTEE

The Audit Committee consists of Michael Rouse, John R. Dickinson, CPA and Rebecca McDonald, Chief Accounting Officer. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluate the Company’s internal control functions. The board of directors has determined that John Dickinson is the audit committee “financial expert”; as such term is defined under federal securities law, and is independent. Mr. Dickinson is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Rouse, President, CEO, Chairman of the Board	2008 2007	$ $	52,000 100,000	0 0		0 0	0 0	0 0	0 0	0 0	$ $	52,000 100,000

James A. Teters, Jr. President, COO and Director	2008 2007	$ $	0 52,000	0 0		$0 27,987	0 0	0 0	0 0	0 0	$ $	0 79,9877

Phyllis J. Rouse Vice President, Secretary, Treasurer and Director	2008 2007	$ $	36,833 52,000	0 0	$ $	0 27,987	0 0	0 0	0 0	0 0	$ $	36,833 79,987

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
not applicable

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2008, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,300,055	19.67%
Alpha Engines Corporation (1)	4,939,803	22.59%
Phyllis J. Rouse (2)	150,000	0.68%

All directors and executive officers as a group (4 persons)	9,679,858	44.28%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2008 and 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $57,000 and $44,300 for audit and review fees associated with our 10-K, 10-KSB, 10-Q and 10-QSB filings.

Tax Fees

During 2008 and 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for tax work.

All Other Fees

During 2008 and 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Certificate of Amendment (2)

3.3	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form 10-SB, file no. September 25, 2005.
(2)	Incorporated by reference to the exhibits filed with the registrant’s amended current report on Form 8-K dated March 1, 2006, file no. 0-50993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBINE TRUCK ENGINES, INC.

Dated: March 31, 2009	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 31, 2009	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer