Form 10-Q
period 2009-03-31
TURBINE TRUCK ENGINES INC
filed 2009-05-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

(386) 943-8358

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

There were 24,757,873 shares of the Registrant’s $0.001 par value common stock outstanding as of March 31, 2009.

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.	Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2009 (unaudited) and December 31, 2008 and

for the three months ended March 31, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2009 (unaudited)

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$58,506	$2,857
Prepaid expenses	2,662
Loan costs, net of accumulated amortization	13,358	4,300

Total current assets	74,526	7,157

Furniture and equipment, net of accumulated depreciation of $39,310 (2009) and $35,721 (2008)	9,412	13,001

	$83,938	20,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,223	$145,579
Accrued expenses	294,645	275,250
Accrued interest	13,390	13,113
Accrued royalty fees	625,000	562,500
Due to related party	854	23,854
Note payable	500	500

Total current liabilities	970,612	1,020,796

Accrued payroll – long term	395,242	386,846
Convertible note payable net of unamortized discount of $127,455 and $13,544, respectively	55,545	49,456
Note payable to related party	1,901	1,901

Total liabilities	1,423,300	1,458,999

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 24,757,873 (2009) and 21,859,764 (2008) shares issued and outstanding	24,756	21,858
Additional paid in capital	8,512,660	8,099,730
Deficit accumulated during development stage	(9,625,712)	(9,292,006)
Prepaid consulting services paid with common stock	(83,976)	(101,333)
Receivable for common stock	(167,090)	(167,090)

Total stockholders’ deficit	(1,339,362)	(1,438,841)

	$83,938	$20,158

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended March 31,				Period November 27, 2000 (Date of Inception) through March 31, 2009
	2009		2008
Research and development costs	$		$		$3,418,192
Operating costs		293,137		178,128	6,095,380

		293,137		178,128	9,513,572

Interest expense		40,569		722	112,140

Net loss		$(333,706)		$(178,850)	$(9,625,712)

Net loss per share		$(.01)		$(.01)	$(.75)

Weighted average number of common shares		23,033,752		17,588,687	12,877,205

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2009

	Common Stock		Additional Paid in	Accumulated During Development
	Shares	Amount	Capital	Deficit Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock (unaudited)
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share) (unaudited)	200	1	98
Issuance of common stock for cash, January ($0.07, per share) (unaudited)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share) (unaudited)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share) (unaudited)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share) (unaudited)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share) (unaudited)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share) (unaudited)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share) (unaudited)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share) (unaudited)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			149,750
Issuance of warrants for services, January (unaudited)			36,644
Net loss for the three months ended March 31, 2009 (unaudited)				(333,706)

Balance March 31, 2009 (unaudited)	24,757,873	$24,756	$8,512,660	$(9,625,712)

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per shares)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008		(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock (unaudited)		50,357		50,357
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)				15,000
Issuance of common stock for cash, January ($0.50, per share) (unaudited)				99
Issuance of common stock for cash, January ($0.07, per share) (unaudited)				20,650
Issuance of common stock for cash, January ($0.08, per share) (unaudited)				1,000
Issuance of common stock for cash, January ($0.10, per share) (unaudited)				25,500
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)				20,000
Issuance of common stock for cash, February ($0.07, per share) (unaudited)				36,885
Issuance of common stock for cash, February ($0.10, per share) (unaudited)				11,050
Issuance of common stock for services, March ($0.11, per share) (unaudited)		(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)				25,000
Issuance of common stock for cash, March ($0.07, per share) (unaudited)				20,250
Issuance of common stock for cash, March ($0.10, per share) (unaudited)				1,000
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)				149,750
Issuance of warrants for services, January (unaudited)				36,644
Net loss for the three months ended March 31, 2009 (unaudited)				(333,706)

Balance, March 31, 2009 (unaudited)		$(83,976)	$(167,090)	$(1,339,362)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended		Period November 27, 2000 (Date of Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(333,706)	$(178,850)	$(9,625,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	50,357	63,920	2,266,378
Option s and warrants issued to employees, directors and consultants	36,644		563,420
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	35,839		47,295
Amortization of deferred loan costs	942		1,642
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	3,589	4,514	39,310
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(2,662)	2,330	(2,662)
Increase (decrease) in:
Accounts payable	(109,356)	(4,829)	36,223
Accrued expenses	19,395	22,437	294,645
Accrued payroll	8,396	(4,445)	395,242
Accrued royalty fees	62,500	62,500	1,041,667
Accrued interest	277		13,390

Net cash used by operating activities	(227,785)	(32,423)	(1,802,446)

INVESTING ACTIVITIES:
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets			(43,722)

Net cash used by investing activities			(43,822)

FINANCING ACTIVITIES:
Repayment of stockholder advances	(23,000)	(4,100)	(156,230)
Advances from stockholders		4,650	266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	116,434	30,000	1,596,976
Proceeds from exercise of options			45,000
Proceeds from issuance of subscription			(90)
Debt issuance costs	(10,000)		(15,000)
Proceeds from issuance of notes payable	200,000	500	362,500

Net cash provided by financing activities	283,434	31,050	1,904,774

NET INCREASE (DECREASE) IN CASH	55,649	(1,373)	58,506
CASH, BEGINNING OF PERIOD	2,857	2,822

CASH, END OF PERIOD	$58,506	$1,449	$58,506

The accompanying notes are an integral part of the financial statements

	For the Three Months Ended		Period November 27, 2000 (Date of Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$4,453	$0	$12,737

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8.099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$0	$0	$1,285,100

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes	$149,750	$0	$174,750

Conversion of convertible debt to equity (1,098,697 shares)	$80,000	$0	$117,000

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2009 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2009 and 2008 and the Period November 27, 2000 (Date of Inception) through March 31, 2009, (b) the financial position at March 31, 2009 and December 31, 2008, and (c) cash flows for the three month periods ended March 31, 2009 and 2008, and the Period November 27, 2000 (Date of Inception) through March 31, 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2009 and since November 27, 2000 (date of inception) through March 31, 2009, the Company has had a net loss of $333,706 and $9,625,712, respectively. As of March 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $625,000 as of March 31, 2009.

On February 1, 1006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the orginal Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. There were no additional costs incurred during the three months ended March 31, 2009 and 2008.

The Company leases its corporate headquarters on a month-to-month basis. For the three months ended March 31, 2009 and 2008, rent expense was $7,985 and $9,990, respectively.

During the year ended December 31, 2007, the Company entered into a lease agreement with Air Papa Bravo, Corporation to lease an airplane hanger for the development of the prototype. The lease agreement was for a two year period expiring March 31, 2009 with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contained an option to purchase the facility for $310,000 at the expiration of the lease. The Company has negotiated month to month terms at the end of this lease until a new lease can be negotiated.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2009 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2010.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

As of March 31, 2009 and December 31, 2008, accounts payable included $20,150 and $25,150, respectively, due to a director of the Company for various accounting services.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Convertible Notes Payable

In June 2008, the Company issued a Convertible Debenture to Golden Gate Investors, Inc. (the “holder”) in the principal amount of $1,000,000, dated June 6, 2008, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company has issued its $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. During the three months ended March 31, 2009, Golden Gate advanced the Company an additional $200,000 cash, thereby reducing the Secured Promissory Note to $700,000. For financial statement purposes, these items have been netted, as the Company has the legal right of offset.

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

During the three months ended March 31, 2009, related to the convertible note payable, the holders converted $80,000 of convertible notes to 1,098,697 shares of common stock at conversion prices ranging from $0.06 to $0.09 per share.

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

The debenture also has an interest rate adjustment indexed to changes in the Company’s common stock. In the event that the Company’s common stock trades at $0.049 or lower, at any time during the six month period from the date of the agreement, and ending on the six month anniversary date of the agreement, the interest rate increases to 9.75% for the remaining life of the debenture. The Company has determined that feature was a derivative liability. However, as of March 31, 2009, the derivative liability was determined to have no value.

The following table presents the activity during 2008 and the period ended March 31, 2009 related to the debenture:

Original Principal balance of the debenture	$100,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(25,000)

Recorded at closing	$75,000
Amounts converted into common stock	(37,000)
Amortization of beneficial conversion feature (interest expense) through December 31, 2008	11,456

Carrying value at December 31, 2008	$49,456

Addition to the principal balance of the debenture	200,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(149,750)

99,706
Amounts converted into common stock	(80,000)
Amortization of beneficial conversion feature (interest expense) through March 31, 2009	35,839

Carrying value at March 31, 2009	$55,545

7. Fair Value Measurements

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible debenture embedded derivative related to timely filing (see note 6)	$—	$—	$—	$0	[1]
Convertible debenture embedded derivative related to interest rate adjustment	$—	$—	$—	$0	[2]

Total Liabilities	$—	$—	$—	$—

[1]	Due to low probability of late filing, value was determined to be de minimus as of March 31, 2009.
[2]	Event triggering interest rate adjustment has not occurred, therefore no value assigned as of March 31, 2009.

8. Stock Options and Warrants

The Company issues stock options and warrants to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the periods ended March 31, 2009 and 2008 the Company recognized $77,857 and $63,920, respectively, in consulting expenses related to stock issued for these services.

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

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009, based on the Company’s closing stock price of $0.10 was $0. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008, based on the Company’s closing stock price of $0.15 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended March 31, 2009 and 2008, the Company issued 0 and 100,000 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 0 and 100,000 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.00 and $0.30 per share, respectively and expire in 2010.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 400,000 and 0 common stock options to consultants and directors and recognized $36,644 and $0 in compensation expense for the three month periods ended March 31, 2009 and 2008, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of March 31, 2009, no shares have been issued under this plan.

The following table represents our stock option and warrant activity for the three months ended March 31, 2009:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2008	1,398,413	$ 0.10 – 2.00
Options and warrants granted	400,000	$ 0.10	$0.09
Options and warrants exercised		$
Options and warrants cancelled or expired	(408,913)	$ 0.43 – 0.50

Outstanding at March 31, 2009	1,389,500	$ .10 – $ 2.00
Exercisable at March 31, 2009	1,389,500	$ .10 – $ 2.00

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2009:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 – $2.00	1,389,500	3.40 Years	$0.59	3.40 Years	1,389,500	$0.59

Net cash proceeds from the exercise of options and warrants were $0 and $0 for the three months ended March 31, 2009 and 2008, respectively. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the three months ended March 31, 2009 and 2008.

9. Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 23,033,752, 17,588,687 and 12,877,205 for the three months ended March 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through March 31, 2009, respectively.

Common stock equivalents for the three months ended March 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through March 31, 2009 were anti-dilutive due to the net losses sustained by the Company during these periods. Accordingly, 1,389,500, 2,458,413 and 1,389,500 options and warrants were excluded from the earnings per share calculation for the three months ended March 31, 2009, 2008 and the period November 27, 2000 (date of inception) through March 31, 2009, respectively.

10. Subsequent Events

In April 2009, the Company issued 500,000 shares of common stock to a consultant for various services to be performed at the discretion of the consultant.

In April 2009, in connection with the convertible notes discussed in Note 6, the holders converted $25,000 of convertible notes into 361,136 shares of common stock at a conversion price of $0.07 per share.

11. Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including its EITF), the AICPA and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. The Company entered into a contractual agreement (the “Agreement”) dated July 1, 2008 with AbM Engineering, LLC (AbM) for the purpose of the continued development and testing of the current 540 horsepower DCGT engine and a 70 horsepower/50kw generator combination. AbM is currently working in a collaborative effort with AMEC’s engineers to modify and test other DCGT engine applications.

Under our Agreement with Alpha, they will continue to consult and advise with AbM Engineering on future developments of this 540 horsepower DCGT highway truck engine prototype at AbM’s facilities in Daytona Beach, Florida. We receive ongoing status reports of their progress but do not participate in the design, construction and/or testing of the engine. This new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. It is our intention to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine.

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

OUR BUSINESS PLAN

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

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

Operating Costs – During the three months ended March 31, 2009 and 2008, operating costs totaled $293,137 and $178,128, respectively. The increase of $115,009 was mainly attributable to an increase in consulting expense of approximately $52,500 due to additional accounting services and the new contract in China in 2009. The increase is also due to an approximate $21,000 increase in payroll expenses due to increases in salaries for two of the Company’s officer’s, as they had taken a reduction in the prior year to conserve operating capital, the Company also had an approximate $12,000 increase in accounting fees in 2008. Finally, the Company increased its travel expenses for the additional travel to China by approximately $18,000.

Interest (Income) Expense—Net—During the three months ended March 31, 2009 and 2008 net interest expense totaled $40,569 and $722, respectively. The increase of $39,847 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009.

The net loss for the three months ended March 31, 2009 and 2008 was $333,706 and $178,850, respectively. The increase of $154,856 was mainly attributable to the increase in operating costs and net interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, for the three months ended March 31, 2009 and 2008 and since November 27, 2000 (date of inception) through March 31, 2009, the Company has had net losses of $333,706, $178,850 and $9,625,712, respectively. As of March 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2009 we raised cash of $1,402,442 net of issuance costs, through private placements of common stock financings and $362,500 through the issuance of convertible notes payable.

Since our inception through March 31, 2009 we have incurred $3,418,192 of research and development costs and operating expenses. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2009, we had an accumulated deficit of $9,625,712 and a working capital deficit of $896,086.

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

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company has issued its $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. During the three months ended March 31, 2009, Golden Gate advanced the Company an additional $200,000 cash, thereby reducing the Secured Promissory Note to $700,000.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2009 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,389,500	$995,000

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2009, the Company issued 255,965 shares of common stock for the conversion of notes payable at a price of $0.06 per share.

During January 2009, the Company issued 200 shares of common stock for cash at a price of $0.50 per share.

During January 2009, the Company issued 294,999 shares of common stock for cash at a price of $0.07 per share.

During January 2009, the Company issued 12,500 shares of common stock for cash at a price of $0.08 per share.

During January 2009, the Company issued 255,000 shares of common stock for cash at a price of $0.10 per share.

During February 2009, the Company issued 221,984 shares of common stock for the conversion of notes payable at a price of $0.09 per share.

During February 2009, the Company issued 166,739 shares of common stock for the conversion of notes payable at a price of $0.06 per share.

During February 2009, the Company issued 526,927 shares of common stock for cash at a price of $0.07 per share.

During February 2009, the Company issued 110,500 shares of common stock for cash at a price of $0.10 per share.

During the March 2009, the Company issued 300,000 shares of common stock for services valued at a price of $0.11 per share.

During the March 2009, the Company issued 137,768 shares of common stock for the conversion of notes payable at a price of $0.07 per share.

During the March 2009, the Company issued 316,241 shares of common stock for the conversion of notes payable at a price of $0.08 per share.

During March 2009, the Company issued 289,286 shares of common stock for cash at a price of $0.07 per share.

During March 2009, the Company issued 10,000 shares of common stock for cash at a price of $0.10 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2009.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	January 27, 2009 – Entry into a material definitive agreement with Aerospace Machinery & Electric Equipment Co. Ltd, a Chinese corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 15, 2009	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 15, 2009	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer