Form 10-Q
period 2009-06-30
TURBINE TRUCK ENGINES INC
filed 2009-08-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

There were 31,675,669 shares of the Registrant’s $0.001 par value common stock outstanding as of August 12 2009.

Turbine Truck Engines, Inc.

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of June 30, 2009 (unaudited) and December 31, 2008 and

for the three and six months ended June 30, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2009 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$41,788	$2,857
Loan costs, net of accumulated amortization	12,345	4,300

Total current assets	54,133	7,157

Furniture and equipment, net of accumulated depreciation of $39,658 (2009) and $35,721 (2008)	9,064	13,001

	$63,197	20,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$119,714	$145,579
Accrued expenses	269,250	275,250
Accrued interest	12,879	13,113
Accrued royalty fees	687,500	562,500
Due to related party		23,854
Note payable	500	500

Total current liabilities	1,089,843	1,020,796

Accrued payroll – long term	406,632	386,846
Convertible note payable net of unamortized discount of $32,196 and $13,544, respectively	804	49,456
Note payable to related party	1,901	1,901

Total liabilities	1,499,180	1,458,999

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 29,117,621 (2009) and 21,859,764 (2008) shares issued and outstanding	29,116	21,858
Additional paid in capital	8,819,572	8,099,730
Deficit accumulated during development stage	(10,043,295)	(9,292,006)
Prepaid consulting services paid with common stock	(74,286)	(101,333)
Receivable for common stock	(167,090)	(167,090)

Total stockholders’ deficit	(1,435,983)	(1,438,841)

	$63,197	$20,158

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2009
	2009	2008	2009	2008
Research and development costs	$71,636	$330	$71,636	$330	$3,489,828
Operating costs	247,794	177,233	540,931	355,360	6,343,174

	319,430	177,563	612,567	355,690	9,833,002
Interest (income) expense	98,153	6,839	138,722	7,561	210,293

Net loss	$(417,583)	$(184,402)	$(751,289)	$(363,251)	$(10,043,295)

Net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)	$(0.76)

Weighted average number of common shares outstanding	26,730,153	18,151,445	24,898,053	17,870,066	13,278,795

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2009

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock (unaudited)
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share) (unaudited)	200	1	98
Issuance of common stock for cash, January ($0.07, per share) (unaudited)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share) (unaudited)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share) (unaudited)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share) (unaudited)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share) (unaudited)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share) (unaudited)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share) (unaudited)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share) (unaudited)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			149,750
Issuance of warrants for services, January (unaudited)			36,644
Issuance of common stock for services, April ($0.09, per share) (unaudited)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share) (unaudited)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share) (unaudited)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share) (unaudited)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share) (unaudited)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share) (unaudited)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share) (unaudited)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share) (unaudited)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share) (unaudited)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share) (unaudited)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share) (unaudited)	934,516	935	54,065
Issuance of common stock for cash, June ($0.07, per share) (unaudited)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share) (unaudited)	420,000	420	34,562
Net loss for the six months ended June 30, 2009 (unaudited)				(751,289)

Balance June 30, 2009 (unaudited)	29,117,621	$29,116	$8,819,572	$(10,043,295)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per shares)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008		(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock (unaudited)		110,047		110,047
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)				15,000
Issuance of common stock for cash, January ($0.50, per share) (unaudited)				99
Issuance of common stock for cash, January ($0.07, per share) (unaudited)				20,650
Issuance of common stock for cash, January ($0.08, per share) (unaudited)				1,000
Issuance of common stock for cash, January ($0.10, per share) (unaudited)				25,500
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)				20,000
Issuance of common stock for cash, February ($0.07, per share) (unaudited)				36,885
Issuance of common stock for cash, February ($0.10, per share) (unaudited)				11,050
Issuance of common stock for services, March ($0.11, per share) (unaudited)		(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)				25,000
Issuance of common stock for cash, March ($0.07, per share) (unaudited)				20,250
Issuance of common stock for cash, March ($0.10, per share) (unaudited)				1,000
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)				149,750
Issuance of warrants for services, January (unaudited)				36,644
Issuance of common stock for services, April ($0.09, per share) (unaudited)				1,800
Issuance of common stock for services, April ($0.10, per share) (unaudited)		(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share) (unaudited)				19,250
Issuance of common stock for cash, April ($0.10, per share) (unaudited)				2,950
Issuance of common stock for conversion of notes, April ($0.07, per share) (unaudited)				35,000
Issuance of common stock for conversion of notes, April ($0.06, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, May ($0.06, per share) (unaudited)				25,000
Issuance of common stock for services, May ($0.09, per share) (unaudited)				5,150
Issuance of common stock for cash, May ($0.07, per share) (unaudited)				5,390
Issuance of common stock for conversion of notes, June ($0.06, per share) (unaudited)				25,000
Issuance of common stock for conversion of notes, June ($0.07, per share) (unaudited)				55,000
Issuance of common stock for cash, June ($0.07, per share) (unaudited)				40,750
Issuance of common stock for cash, June ($0.08, per share) (unaudited)				34,982
Net loss for the six months ended June 30, 2009 (unaudited)				(751,289)

Balance, June 30, 2009 (unaudited)		$(74,286)	$(167,090)	$(1,435,983)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Period November 27,
	For the Six Months Ended		2000 (Date of Inception) through June 30, 2009
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(751,289)	$(363,251)	$(10,043,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	117,999	99,720	2,334,368
Options and warrants issued to employees, directors and consultants	36,644		563,420
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	131,098	404	142,554
Amortization of deferred loan costs	1,955	(4,919)	2,655
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	3,937	9,028	39,658
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses		(42,670)
Increase (decrease) in:
Accounts payable	(25,865)	18,370	119,714
Accrued expenses	(6,000)	5,095	269,250
Accrued payroll	19,786	(1,937)	406,632
Accrued royalty fees	125,000	125,000	1,104,167
Accrued interest	(234)	5,686	12,879

Net cash used by operating activities	(346,969)	(149,474)	(1,921,282)

INVESTING ACTIVITIES:
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets			(43,722)

Net cash used by investing activities			(43,822)

FINANCING ACTIVITIES:
Repayment of stockholder advances	(23,854)	(10,150)	(156,481)
Advances from stockholders		12,150	266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	219,754	92,650	1,699,595
Proceeds from exercise of options			45,000
Proceeds from issuance of subscription			(90)
Debt issuance costs	(10,000)		(10,000)
Proceeds from issuance of notes payable	200,000	100,500	357,250

Net cash provided by financing activities	385,900	195,150	2,006,892

NET INCREASE IN CASH	38,931	45,676	41,788
CASH, BEGINNING OF PERIOD	2,857	2,822

CASH, END OF PERIOD	$41,788	$48,498	$41,788

The accompanying notes are an integral part of the financial statements

	For the Six Months Ended		Period November 27, 2000 (Date of Inception) through June 30, 2009
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$7,878	$6,085	$16,162

Subscription receivable for issuance of common stock	$0	$0	$90

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$0	$129,600	$1,285,100

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes	$149,750	$25,000	$174,750

Conversion of convertible debt to equity (3,484,804 shares)	$230,000	$0	$267,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2009 (unaudited)

1.	Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000. On February 20, 2008, the Company was redomiciled to the State of Nevada. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in DeLand, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. If the Company can successfully demonstrate of a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

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

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2009 and 2008 and the Period November 27, 2000 (Date of Inception) through June 30, 2009, (b) the financial position at June 30, 2009 and December 31, 2008, and (c) cash flows for the six month periods ended June 30, 2009 and 2008, and the Period November 27, 2000 (Date of Inception) through June 30, 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of those to be expected for the entire year.

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2009 and since November 27, 2000 (date of inception) through June 30, 2009, the Company has had net losses of $417,583, $751,289 and $10,043,295, respectively. As of June 30, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $687,500 and $562,500 as of June 30, 2009 and December 31, 2008, respectively.

On February 1, 1006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred $71,636 of costs during the both the three and six month periods ended June 30, 2009 and $330 of costs during the both the three and six month periods ended June 30, 2008.

The Company leases its corporate headquarters on a month-to-month basis. For the three and six months ended June 30, 2009 and 2008, rent expense was $7,985, $15,970, $7,663 and $17,653, respectively.

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

In April 2009, the Company issued 500,000 shares of common stock, valued at $50,000, to a consultant for various services to be performed at the discretion of the consultant. As of June 30, 2009, no services had been performed and the entire balance is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock.

5.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2009 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2010.

The due to related party account was made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand. During the six months ended June 30, 2009, the Company repaid the advances in full.

As of June 30, 2009 and December 31, 2008, accounts payable included $27,050 and $25,150, respectively, due to a director of the Company for various accounting services.

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

During the six months ended June 30, 2009, related to the convertible note payable, the holders converted $230,000 of convertible notes to 3,484,804 shares of common stock at conversion prices ranging from $0.06 to $0.09 per share.

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

The debenture also has an interest rate adjustment indexed to changes in the Company’s common stock. In the event that the Company’s common stock trades at $0.049 or lower, at any time during the six month period from the date of the agreement, and ending on the six month anniversary date of the agreement, the interest rate increases to 9.75% for the remaining life of the debenture. The Company has determined that feature was a derivative liability. However, as of June 30, 2009, the derivative liability was determined to have no value.

The following table presents the activity during 2008 and the period ended June 30, 2009 related to the debenture:

Original Principal balance of the debenture	$100,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(25,000)

Recorded at closing	$75,000
Amounts converted into common stock	(37,000)
Amortization of beneficial conversion feature (interest expense) through December 31, 2008	11,456

Carrying value at December 31, 2008	$49,456
Addition to the principal balance of the debenture	200,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(149,750)

99,706
Amounts converted into common stock	(230,000)
Amortization of beneficial conversion feature (interest expense) through June 30, 2009	131,098

Carrying value at June 30, 2009	$804

7.	Fair Value Measurements

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible debenture embedded derivative related to timely filing (see note 6)	$—	$—	$—	$0	[1]
Convertible debenture embedded derivative related to interest rate adjustment	$—	$—	$—	$0	[2]

Total Liabilities	$—	$—	$—	$—

[1]	Due to low probability of late filing, value was determined to be de minimus as of June 30, 2009.
[2]	Event triggering interest rate adjustment has not occurred, therefore no value assigned as of June 30, 2009.

8.	Stock Options and Warrants

The Company issues common stock, common stock options and warrants to consultants for various services. For these transactions the Company follows the guidance in EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the periods ended June 30, 2009 and 2008 the Company recognized $117,999 and $99,720, respectively, in consulting expenses related to stock issued for these services.

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

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009, based on the Company’s closing stock price of $0.09 was $0. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008, based on the Company’s closing stock price of $0.17 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the six months ended June 30, 2009 and 2008, the Company issued 638,413 and 100,000 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 638,413 and 100,000 shares of the Company’s common stock, respectively, at any time, at exercise prices ranging from $0.30 – $1.00 and $0.30 per share, respectively. The warrants issued during 2009 were an extension of the original term of warrants previously issued with stock. The fair value of the modification was not material to the financial statements.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 400,000 and 0 common stock options to consultants and directors and recognized $36,644 and $0 in compensation expense for the six month periods ended June 30, 2009 and 2008, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of June 30, 2009, no shares have been issued under this plan.

The fair value of each option under the 2006 Incentive Compensation Plan was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company’s historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

June 30, 2009
Expected volatility	153%
Expected dividends	0
Expected term	5 years
Risk-free rate	1.44%

The following table represents our stock option and warrant activity for the six months ended June 30, 2009:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2008	1,398,413	$0.10 – 2.00
Options and warrants granted	1,038,413	$0.10 –1.00	$0.08
Options and warrants exercised
Options and warrants cancelled or expired	(408,913)	$0.43 – 0.50

Outstanding at June 30, 2009	2,027,913	$.10 – $2.00

Exercisable at June 30, 2009	2,027,913	$.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of June 30, 2009:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 - $2.00	2,027,913	3.71 Years	$0.54	3.71 Years	2,027,913	$0.54

Net cash proceeds from the exercise of options and warrants were $0 and $0 for the six months ended June 30, 2009 and 2008, respectively. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the six months ended June 30, 2009 and 2008.

The grant date fair value of options and warrants issued for the six months ended June 30, 2009 and 2008 was $0.08 and $0.00, respectively. The fair value of options and warrants vested during the six months ended June 30, 2009 and 2008 was $36,634 and $0, respectively.

9.	Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The basic and diluted weighted average number of shares was 26,730,153, 24,898,053, 18,151,445, 17,870,066 and 13,278,795 for the three and six months ended June 30, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through June 30, 2009, respectively.

Common stock equivalents for the six months ended June 30, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through June 30, 2009 were anti-dilutive due to the net losses sustained by the Company during these periods. Accordingly, 2,027,913, 2,458,413 and 2,027,913 options and warrants were excluded from the earnings per share calculation for the six months ended June 30, 2009, 2008 and the period November 27, 2000 (date of inception) through June 30, 2009, respectively.

10	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 14, 2009, the issuance date of the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

11.	Subsequent Events

In July 2009, in connection with the convertible notes discussed in Note 6, the holders converted $33,000 of convertible notes and received $34,500 in cash and 153,941 shares of common stock. The conversion price was $0.06 per share.

During August 2009, the Company entered into a Strategic Alliance Agreement (the “Agreement”) with a Chinese corporation. The Company entered into the Agreement for the purpose of collaborating on the engineering, technical development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) for motorcycle engine applications; and for the subsequent manufacturing, marketing and sale of the DCGT engines in China once commercial market potential has been achieved.

The Agreement provides in material part that the Company will (a) provide the Chinese corporation with milestones and get them up to speed on the current status of the development; (b) file for patent protection in China under Patent Cooperation Treaty; and (c) file for new engine application with World Intellectual Property Organization. In addition, the Company and the Chinese corporation intend to form a joint venture whereby the Chinese corporation will be licensed to manufacture, market and sell DCGT motorcycle engine in China.

The Chinese corporation and the Company have agreed to work in good faith towards modifying the engine for motorcycle engine applications. Also, the Chinese corporation has committed to fund up to 10 million US dollars over the next 18 months for project development costs and will work with the Company’s development partners to aid in the development of a viable motorcycle application for the DCGT. The Chinese corporation will also purchase up to 5% of the Company’s common stock on the open market.

PART I—FINANCIAL INFORMATION

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

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

Research and development costs for the three months ended June 30, 2009 and 2008, totaled $71,636 and $330, respectively. The increase of $71,306 was primarily attributable to the Company entering into a contract with AbM Engineering to work on the DGCT engine.

Operating Costs – During the three months ended June 30, 2009 and 2008, operating costs totaled $247,794 and $177,233, respectively. The increase of $70,561 was mainly attributable to a $21,000 increase in payroll expenses due to increases in salaries for two of the Company’s officer’s, as they had taken a reduction in the prior year to conserve operating capital, the Company also had an approximate $39,900 increase in public relations in 2009, which the Company did not have any similar expenditures in 2008. Finally, the Company incurred $16,000 for a consulting agreement in 2009.

Interest (Income) Expense - Net - During the three months ended June 30, 2009 and 2008 net interest expense totaled $98,153 and $6,839, respectively. The increase of $91,314 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009.

The net loss for the three months ended June 30, 2009 and 2008 was $417,583 and $184,402, respectively. The increase of $233,181 was mainly attributable to the increase in research and development expense, operating costs and net interest expenses.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

Research and development costs for the six months ended June 30, 2009 and 2008, totaled $71,636 and $330, respectively. The increase of $71,306 was primarily attributable to the Company entering into a contract with AbM Engineering to work on the DGCT engine.

Operating Costs – During the six months ended June 30, 2009 and 2008, operating costs totaled $540,931 and $355,360, respectively. The increase of $187,571 was mainly attributable to a $22,000 new consulting agreement entered into in 2009, a $42,400 increase in payroll expenses due to increases in salaries for two of the Company’s officer’s, as they had taken a reduction in the prior year to conserve operating capital, the Company also had a $32,200 and $17,700 increase in public relations and accounting expenses in 2009, respectively. which the Company did not have any similar expenditures in 2008. The Company also incurred an additional $20,800 in travel related costs, and $8,900 in additional insurance costs due to the Company for a Director’s and Officer’s insurance policy that the Company did not previously have. Finally, the Company incurred $39,900 for several new consulting agreements in 2009 for investor relations and marketing.

Interest (Income) Expense - Net - During the six months ended June 30, 2009 and 2008 net interest expense totaled $138,722 and $7,561, respectively. The increase of $131,161 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009.

The net loss for the three months ended June 30, 2009 and 2008 was $751,289 and $363,251, respectively. The increase of $388,038 was mainly attributable to the increase in research and development expenses, operating costs and net interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, for the three and six months ended June 30, 2009 and since November 27, 2000 (date of inception) through June 30, 2009, the Company has had net losses of $417,583, $751,289 and $10,043,295, respectively. As of June 30, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2009 we raised cash of $1,505,051 net of issuance costs, through private placements of common stock financings and $357,250 through the issuance of convertible notes payable.

Since our inception through June 30, 2009 we have incurred $3,489,828 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and the agreement with AbM Engineering to assist in the development of the DCGT engine.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2009, we had an accumulated deficit of $10,043,295 and a working capital deficit of $1,035,710.

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

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company has issued its $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. During the six months ended June 30, 2009, Golden Gate advanced the Company an additional $200,000 cash, thereby reducing the Secured Promissory Note to $700,000.

The Debenture bears interest at 7.75% per annum, payable monthly, maturing June 30, 2012, and is secured by a Continuing Personal Guaranty by, Michael H. Rouse, the Company’s CEO. The Holder shall be entitled to convert into common stock of the company at the conversion price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, as such terms are defined in the Debenture. The Holder can only convert that amount of the Debenture that has actually been paid for by either cash at closing or principal pre-payments made on the Promissory Note.

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

In July 2009, in connection with the convertible notes discussed in Note 6, the holders converted $33,000 of convertible notes and received $34,500 in cash and 153,941 shares of common stock. The conversion price was $0.06 per share.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2009 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	2,027,913	$1,098,500

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period coverted by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2009, the Company issued 274,999 shares of common stock for cash at a price of $0.07 per share.

During April 2009, the Company issued 29,500 shares of common stock for cash at a price of $0.10 per share.

During the April 2009, the Company issued 20,000 shares of common stock for services valued at a price of $0.09 per share.

During the April 2009, the Company issued 510,000 shares of common stock for services valued at a price of $0.10 per share.

During April 2009, the Company issued 511,979 shares of common stock for the conversion of notes payable at a price of $0.07 per share.

During April 2009, the Company issued 158,897 shares of common stock for the conversion of notes payable at a price of $0.06 per share.

During May 2009, the Company issued 77,000 shares of common stock for cash at a price of $0.07 per share.

During the May 2009, the Company issued 60,000 shares of common stock for services valued at a price of $0.09 per share.

During May 2009, the Company issued 399,617 shares of common stock for the conversion of notes payable at a price of $0.06 per share.

During June 2009, the Company issued 582,142 shares of common stock for cash at a price of $0.07 per share.

During June 2009, the Company issued 420,000 shares of common stock for cash at a price of $0.08 per share.

During June 2009, the Company issued 381,098 shares of common stock for the conversion of notes payable at a price of $0.06 per share.

During June 2009, the Company issued 934,516 shares of common stock for the conversion of notes payable at a price of $0.07 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2009.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) January 27, 2009 – Entry into a material definitive agreement with Aerospace Machinery & Electric Equipment Co. Ltd, a Chinese corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 14, 2009	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 14, 2009	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer