Form 10-Q
period 2009-09-30
TURBINE TRUCK ENGINES INC
filed 2009-11-20
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

There were 36,266,889 shares of the Registrant’s $0.001 par value common stock outstanding as of November 13, 2009.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of September 30, 2009 (unaudited) and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2009 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$269,074	$2,857
Prepaid expenses	28,999	—
Loan costs, net of accumulated amortization	—	4,300

Total current assets	298,073	7,157

Furniture and equipment, net of accumulated depreciation of $40,005 (2009) and $35,721 (2008)	8,718	13,001

	$306,791	20,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$105,954	$145,579
Accrued expenses	—	275,250
Accrued interest	12,510	13,113
Accrued royalty fees	—	562,500
Due to related party	—	23,854
Note payable	500	500

Total current liabilities	118,964	1,020,796

Accrued payroll – long term	358,048	386,846
Accrued royalty fees	750,000	—
Accrued expenses	269,250	—
Convertible note payable net of unamortized discount of $0 and $13,544, respectively	—	49,456
Note payable to related party	1,901	1,901

Total liabilities	1,498,163	1,458,999

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 99,000,000 shares authorized; 35,883,037 (2009) and 21,859,764 (2008) shares issued and outstanding	35,881	21,858
Additional paid in capital	9,971,718	8,099,730
Deficit accumulated during development stage	(10,679,048)	(9,292,006)
Prepaid consulting services paid with common stock	(288,833)	(101,333)
Receivable for common stock	(231,090)	(167,090)

Total stockholders’ deficit	(1,191,372)	(1,438,841)

	$306,791	$20,158

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2009
	2009	2008	2009	2008
Research and development costs	$8,614	$34,847	$80,250	$35,177	$3,498,442
Operating costs	573,419	234,342	1,114,350	589,702	6,916,593

	582,033	269,189	1,194,600	624,879	10,415,035
Interest expense (income)	53,720	(624)	192,442	6,937	264,013

Net loss	$(635,753)	$(268,565)	$(1,387,042)	$(631,816)	$(10,679,048)

Net loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)	$(0.77)

Weighted average number of common shares outstanding	31,537,042	19,642,082	27,164,811	18,465,049	13,974,743

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through September 30, 2009

	Common Stock		Additional Paid in Capital
	Shares	Amount		Deficit Accumulated During Development Stage

Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period				$(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)
Issuance of common stock for cash, February 2001*	10,000	10	$4,990
Issuance of common stock for cash, March 2001*	10,000	10	4,990
Issuance of common stock for cash, August 2001*	10,000	10	4,990
Issuance of common stock for cash, September 2001*	55,000	55	27,445
Payment for common stock issued under subscription receivable
Net loss				31,789

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)
Issuance of common stock for cash, January 2002*	5,000	5	2,495
Issuance of common stock for cash, February 2002*	10,000	10	4,990
Issuance of common stock for cash, April 2002*	25,000	25	12,475
Issuance of common stock for cash, May 2002*	65,000	65	32,435
Issuance of common stock for cash, June 2002*	70,000	70	34,930
Issuance of common stock for cash, August 2002*	10,000	10	4,990
Issuance of common stock for cash, October 2002*	10,000	10	4,990
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5.000)	5,000
Net loss				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)
Issuance of common stock for cash, February 2003*	207,000	207	103,293
Issuance of common stock for cash, September 2003*	30,000	30	14,970
Issuance of common stock for services, September 2003*	290,000	290	144,710
Payment for common stock issued under subscription agreement
Offering costs for private placement offering			(33,774)
Net loss				(190,567)

Balance, December 31, 2003	11,197,000	11,197	2,868,919	(3,023,153)
Issuance of notes payable with beneficial conversion feature			19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997
Amortization of offering costs related to Form SB-2 filing			(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)
Contribution from shareholder			18,256
Net loss				(282,009)

Balance, December 31, 2004	11,280,650	11,281	3,057,422	(3,305,162)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total

Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period					(4,029)

Balance, December 31, 2000				(390)	5,971
Issuance of common stock for cash, February 2001*					5,000
Issuance of common stock for cash, March 2001*					5,000
Issuance of common stock for cash, August 2001*					5,000
Issuance of common stock for cash, September 2001*					27,500
Payment for common stock issued under subscription receivable				300	300
Net loss					(31,789)

Balance, December 31, 2001				(90)	16,982
Issuance of common stock for cash, January 2002*					2,500
Issuance of common stock for cash, February 2002*					5,000
Issuance of common stock for cash, April 2002*					12,500
Issuance of common stock for cash, May 2002*					32,500
Issuance of common stock for cash, June 2002*				(2,500)	32,500
Issuance of common stock for cash, August 2002*					5,000
Issuance of common stock for cash, October 2002*					5,000
Issuance of common stock to acquire licensing agreement, July 2002*					2,500,000
Shares returned to treasury by founding stockholder, July 2002
Net loss					(2,796,768)

Balance, December 31, 2002				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*					103,500
Issuance of common stock for cash, September 2003*					15,000
Issuance of common stock for services, September 2003*	$(74,850)				70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering					(33,774)
Net loss					(190,567)

Balance, December 31, 2003	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)					40,000
Conversion of notes payable, August 2004 ($2.00 per share)					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)					6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering	6,317
Contribution from shareholder					18,256
Net loss					(282,009)

Balance, December 31, 2004	(68,533)			(90)	(305,082)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through September 30, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through September 30, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through September 30, 2009

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage

Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock (unaudited)
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share) (unaudited)	200	1	98
Issuance of common stock for cash, January ($0.07, per share) (unaudited)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share) (unaudited)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share) (unaudited)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share) (unaudited)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share) (unaudited)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share) (unaudited)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share) (unaudited)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share) (unaudited)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			149,750
Issuance of warrants for services, January (unaudited)			36,644
Issuance of common stock for services, April ($0.09, per share) (unaudited)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share) (unaudited)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share) (unaudited)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share) (unaudited)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share) (unaudited)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share) (unaudited)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share) (unaudited)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share) (unaudited)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share) (unaudited)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share) (unaudited)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share) (unaudited)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share) (unaudited)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share) (unaudited)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share) (unaudited)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share) (unaudited)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share) (unaudited)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share) (unaudited)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share) (unaudited)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share) (unaudited)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share) (unaudited)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share) (unaudited)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share) (unaudited)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share) (unaudited)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share) (unaudited)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share) (unaudited)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share) (unaudited)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share) (unaudited)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share) (unaudited)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share) (unaudited)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share) (unaudited)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share) (unaudited)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share) (unaudited)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share) (unaudited)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share) (unaudited)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share) (unaudited)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share) (unaudited)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share) (unaudited)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share) (unaudited)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share) (unaudited)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share) (unaudited)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share) (unaudited)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share) (unaudited)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share) (unaudited)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share) (unaudited)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share) (unaudited)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share) (unaudited)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share) (unaudited)	350,000	350	34,650
Issuance of common stock options, July (unaudited)			40,706
Net loss for the nine months ended September 30, 2009 (unaudited)				(1,387,042)

Balance September 30, 2009 (unaudited)	35,883,037	$35,881	$9,971,718	$(10,679,048)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total

Issuance of common stock and warrants for cash, January ($0.15, per shares)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per shares)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008		(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock (unaudited)		357,000		357,000
Issuance of common stock for conversion of notes, January ($0.06, per share) (unaudited)				15,000
Issuance of common stock for cash, January ($0.50, per share) (unaudited)				99
Issuance of common stock for cash, January ($0.07, per share) (unaudited)				20,650
Issuance of common stock for cash, January ($0.08, per share) (unaudited)				1,000
Issuance of common stock for cash, January ($0.10, per share) (unaudited)				25,500
Issuance of common stock for conversion of notes, February ($0.06, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, February ($0.09, per share) (unaudited)				20,000
Issuance of common stock for cash, February ($0.07, per share) (unaudited)				36,885
Issuance of common stock for cash, February ($0.10, per share) (unaudited)				11,050
Issuance of common stock for services, March ($0.11, per share) (unaudited)		(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, March ($0.08, per share) (unaudited)				25,000
Issuance of common stock for cash, March ($0.07, per share) (unaudited)				20,250
Issuance of common stock for cash, March ($0.10, per share) (unaudited)				1,000
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)				149,750
Issuance of warrants for services, January (unaudited)				36,644
Issuance of common stock for services, April ($0.09, per share) (unaudited)				1,800
Issuance of common stock for services, April ($0.10, per share) (unaudited)		(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share) (unaudited)				19,250
Issuance of common stock for cash, April ($0.10, per share) (unaudited)				2,950
Issuance of common stock for conversion of notes, April ($0.07, per share) (unaudited)				35,000
Issuance of common stock for conversion of notes, April ($0.06, per share) (unaudited)				10,000
Issuance of common stock for conversion of notes, May ($0.06, per share) (unaudited)				25,000
Issuance of common stock for services, May ($0.09, per share) (unaudited)				5,150
Issuance of common stock for cash, May ($0.07, per share) (unaudited)				5,390
Issuance of common stock for conversion of notes, June ($0.06, per share) (unaudited)				25,000
Issuance of common stock for conversion of notes, June ($0.07, per share) (unaudited)				55,000
Issuance of common stock and warrants for cash, June ($0.07, per share) (unaudited)				40,750
Issuance of common stock for cash, June ($0.08, per share) (unaudited)				34,982
Issuance of common stock for cash, July ($0.07, per share) (unaudited)				68,337
Issuance of common stock for cash, July ($0.065, per share) (unaudited)				14,008
Issuance of common stock for cash, July ($0.10, per share) (unaudited)				2,000
Issuance of common stock for cash, July ($0.26, per share) (unaudited)				1,000
Issuance of common stock for conversion of notes, July ($0.065, per share) (unaudited)				10,000
Issuance of common stock for cash, August ($0.07, per share) (unaudited)				9,100
Issuance of common stock for cash, August ($0.085, per share) (unaudited)				5,000
Issuance of common stock and warrants for cash, August ($0.10, per share) (unaudited)				148,000
Issuance of common stock for cash, August ($0.11, per share) (unaudited)				1,100
Issuance of common stock for cash, August ($0.12, per share) (unaudited)				12,000
Issuance of common stock for cash, August ($0.24, per share) (unaudited)				36,600
Issuance of common stock for cash, August ($0.26, per share) (unaudited)				36,500
Issuance of common stock for cash, August ($0.28, per share) (unaudited)				4,700
Issuance of common stock for cash, August ($0.30, per share) (unaudited)				49,200
Issuance of common stock for cash, August ($0.33, per share) (unaudited)				2,100
Issuance of common stock for services, August ($0.09, per share) (unaudited)		(108,000)
Issuance of common stock for services, August ($0.25, per share) (unaudited)		(25,000)
Issuance of common stock for services, August ($0.10, per share) (unaudited)		(5,000)
Issuance of common stock for services, August ($0.16, per share) (unaudited)		(16,000)
Issuance of common stock for cash, September ($0.10, per share) (unaudited)				2,000
Issuance of common stock for cash, September ($0.20, per share) (unaudited)				8,000
Issuance of common stock for cash, September ($0.22, per share) (unaudited)			(52,000)	11,000
Issuance of common stock for cash, September ($0.23, per share) (unaudited)			(5,000)	24,000
Issuance of common stock for cash, September ($0.235, per share) (unaudited)			(7,000)
Issuance of common stock for cash, September ($0.25, per share) (unaudited)				11,500
Issuance of common stock for cash, September ($0.26, per share) (unaudited)				21,900
Issuance of common stock for cash, September ($0.30, per share) (unaudited)				6,400
Issuance of common stock for cash, September ($0.325, per share) (unaudited)				400
Issuance of common stock for cash, September ($0.33, per share) (unaudited)				22,110
Issuance of common stock for cash, September ($0.375, per share) (unaudited)				3,750
Issuance of common stock for services, September ($0.47, per share) (unaudited)				47,000
Issuance of common stock for services, September ($0.61, per share) (unaudited)		(305,000)
Issuance of common stock for services, September ($0.50, per share) (unaudited)		(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share) (unaudited)				35,000
Issuance of common stock options, July (unaudited)				40,706

Net loss for the nine months ended September 30, 2009 (unaudited)				(1,387,042)

Balance, September 30, 2009 (unaudited)		$(288,833)	$(231,090)	$(1,191,372)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2009	September 30, 2008	Period November 27, 2000 (Date of Inception) through September 30, 2009
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,387,042)	$(631,816)	$(10,679,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	411,950	165,500	2,633,834
Options and warrants issued to employees, directors and consultants	77,350		604,126
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	163,294	1,941	174,750
Amortization of deferred loan costs	14,300	576	15,000
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	4,283	13,542	40,005
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(28,999)	(15,150)	(28,999)
Increase (decrease) in:
Accounts payable	(4,625)	11,138	140,954
Accrued expenses	(6,000)	5,095	269,250
Accrued payroll	(28,798)	14,221	358,048
Accrued royalty fees	187,500	187,500	1,166,667
Accrued interest	(603)	141	12,510

Net cash used by operating activities	(597,390)	(247,292)	(2,166,187)

INVESTING ACTIVITIES:
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets			(43,723)

Net cash used by investing activities			(43,823)

FINANCING ACTIVITIES:
Repayment of stockholder advances	(23,854)	(18,550)	(157,084)
Advances from stockholders		12,394	266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	720,461	202,101	2,200,300
Proceeds from exercise of options			45,000
Debt issuance costs	(10,000)		(15,000)
Repayment of convertible notes payable	(23,000)		(23,000)
Proceeds from issuance of convertible notes payable	200,000	95,000	357,250

Net cash provided by financing activities	863,607	290,945	2,479,084

NET INCREASE IN CASH	266,217	43,653	269,074
CASH, BEGINNING OF PERIOD	2,857	2,822

CASH, END OF PERIOD	$269,074	$46,475	$269,074

The accompanying notes are an integral part of the financial statements

	For the Nine Months Ended
	September 30, 2009	September 30, 2008	Period November 27, 2000 (Date of Inception) through September 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$15,471	$1,537	$23,755

Subscription receivable for issuance of common stock	$64,000	$0	$64,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$544,500	$129,600	$1,829,600

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes	$149,750	$25,000	$174,750

Conversion of convertible debt to equity (3,638,745 shares)	$240,000	$0	$277,000

Common stock issued for accounts payable	$35,000	$0	$35,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2009 (unaudited)

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

During August 2009, the Company entered into a strategic alliance with Tianjin Out Sky Technology Co., Ltd. (Tianjin), a leading Chinese bicycle parts manufacturer. Details of the agreement specify that the Company and Tianjin will collaborate on the engineering and technical development of the DCGT engine for motorcycle engine applications. The agreement also stipulates the establishment of a joint venture to manufacture, market and sell the DCGT in China once the engine has been shown to have commercial potential. Other details include Tianjin’s agreement to commit up to ten million U.S. dollars in development funding over the next eighteen months with a further commitment to purchase up to five percent of the Company’s common stock via the public markets. As of September 30, 2009, no funds have been received.

During September 2009, the Company entered into an agreement with Genes Guohao Technology Co., Ltd. (“Guohao”), a Chinese corporation. The agreement stipulates that the companies will collaborate on modifying the Company’s DCGT engine for coal fired power generation applications utilizing Dry Coal Slurry Fuel. The agreement specifies that Guohao will fully fund the project and commit its industrial, engineering, and technical development resources to its success. Guohao has committed $300,000 U.S. dollars to initially fund the project. The agreement also stipulates that the Company and Guohao will form a joint venture whereby Guohao will be licensed to manufacture, market and sell the DCGT coal fired engines in Mongolia. The Joint Venture Letter of Intent further specifies that Guohao, as part of the Joint Venture Agreement, will form a new corporation, and that the Company will license the DCGT to the new entity for a 49% stake in the newly formed corporation.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and the Period November 27, 2000 (Date of Inception) through September 30, 2009, (b) the financial position at September 30, 2009 and December 31, 2008, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, and the Period November 27, 2000 (Date of Inception) through September 30, 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008. The results of operations for the three and nine month period ended September 30, 2009 are not necessarily indicative of those to be expected for the entire year.

In accordance with the accounting and disclosure requirements for subsequent events, the Company has evaluated subsequent events through November 19, 2009, the date of issuance of the Financial Statements. During the period from October 1, 2009 to November 19, 2009, the Company did not have any material recognizable subsequent events, except as disclosed in Note 11.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2009 and since November 27, 2000 (date of inception) through September 30, 2009, the Company has had net losses of $635,753, $1,387,042 and $10,679,048, respectively. As of September 30, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, joint venture agreements and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $750,000 and $562,500 as of September 30, 2009 and December 31, 2008, respectively. During the three months ended September 30, 2009, the Company determined that it is probable that accrued royalty fees will be satisfied through the issuance of common stock, accordingly, the liability was classified as a long-term liability as of September 30, 2009.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the orginal Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through

December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred no costs during both the three and nine month periods ended September 30, 2009 and the three and nine month periods ended September 30, 2008.

The Company leases its corporate headquarters on a month-to-month basis. For the three and nine months ended September 30, 2009 and 2008, rent expense was $7,986, $23,956, $7,985 and $25,639, respectively.

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

In April 2009, the Company issued 500,000 shares of common stock, valued at $50,000, to a consultant for various services to be performed at the discretion of the consultant. As of September 30, 2009, $30,000 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the nine months ended September 30, 2009, the Company amortized into expense $20,000 related to these services.

In July 2009, the Company issued 100,000 shares of common stock, valued at $16,000, to a consultant for various services to be performed during September and October. As of September 30, 2009, $13,333 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the nine months ended September 30, 2009, the Company amortized $2,667 into expense related to these services.

In July 2009, the Company issued 1,200,000 shares of common stock, valued at $108,000, to a consultant for services to be performed through July 2010. As of September 30, 2009, $90,000 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the nine months ended September 30, 2009, the Company amortized $18,000 into expense related to these services.

In September 2009, the Company issued 500,000 shares of common stock, valued at $305,000, to a consultant for various services to be performed during September and October. As of September 30, 2009, $152,500 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the nine months ended September 30, 2009, the Company amortized $152,500 into expense related to these services.

In September 2009, the Company issued 50,000 shares of common stock, valued at $5,000, to a consultant for media coverage. As of September 30, 2009, $500 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock.

In September 2009, the Company issued 5,000 shares of common stock, valued at $2,500, to a consultant for services to be performed through September 2010. As of September 30, 2009, no services had been performed under the agreement and the entire balance of $2,500 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock.

During April 2008, the Company entered into a consulting agreement for public relations services in exchange for 380,000 shares of common stock valued at $61,600 to be provided through October 2008. As of September 30, 2008, the Company had included $10,267 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $30,800 and $51,333, respectively, in consulting expense related to these agreements.

During May 2008, the Company entered into a consulting agreement for consulting services in exchange for 100,000 shares of common stock valued at $20,000 to be provided through May 27, 2009. As of September 30, 2008, the Company had included $13,333 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $5,000 and $6,667, respectively, in consulting expense related to this agreement. For the three and nine months ended September 30, 2009, the Company recognized $0 and $8,333, respectively, in consulting expense related to this agreement.

During June 2008, the Company entered into a consulting agreement for various consulting services in exchange for 300,000 shares of common stock valued at $48,000. As of September 30, 2008, the Company had included $40,000 in prepaid consulting services paid with common stock. For the three and nine months ended September 30, 2008, the Company recognized $8,000 in consulting expense related to this agreement. For the three and nine months ended September 30, 2009, the Company recognized $0 and $28,000, respectively, in consulting expense related to this agreement.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at September 30, 2009 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to September 30, 2010.

The due to related party account was made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances were non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2009, the Company repaid the advances in full.

As of September 30, 2009 and December 31, 2008, accounts payable included $47,550 and $25,150, respectively, due to a director of the Company for various accounting services.

As of September 30, 2009, accounts payable included $10,000 due to a Company owned by the Company’s Chief Technology Officer.

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

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company has issued its $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. During the nine months ended September 30, 2009, Golden Gate advanced the Company an additional $200,000 cash, thereby reducing the Secured Promissory Note to $700,000. For financial statement purposes, these items have been netted, as the Company has the legal right of offset.

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

During the nine months ended September 30, 2009, related to the convertible note payable, the holders converted $240,000 of convertible notes to 3,638,745 shares of common stock at conversion prices ranging from $0.06 to $0.09 per share.

The Company’s Chief Executive Officer and majority shareholder has the ability to increase the authorized shares of common stock of the Company to a level that would maintain the net share settlement of any potential conversion within the Company’s control. As a result, the embedded conversion option was determined to be a component of equity. Accordingly, the Company recorded a beneficial conversion feature (BCF) based on the intrinsic value of the Company’s common stock at the commitment date of the debenture. The debt discount associated with the BCF was being amortized over the life of the debt. During the three and nine months ended September 30, 2009 and 2008, the Company amortized into interest expense $32,196, $163,294, $0 and $1,941, respectively of the BCF.

The agreement also calls for the Company to maintain timely filing of all reports required by the Securities and Exchange Commission (“SEC”). In the event the Company does not maintain timely filings, the note calls for a default payment of 150% of the outstanding principle balance. Per the guidance in EITF 00-19, if the note holder’s require cash payments in the event the Company fails to make timely filings with the SEC, then the contract must be classified as an asset or a liability. The Company has not historically been late on its filings with the SEC, so the probability of the Company filing late is so remote as to make the fair value of the embedded derivative de minimus, therefore, the Company has not recorded an underlying asset or liability associated with this feature. In addition, no amounts were outstanding on the debenture as of September 30, 2009.

The debenture also has an interest rate adjustment indexed to changes in the Company’s common stock. In the event that the Company’s common stock trades at $0.049 or lower, at any time during the six month period from the date of the agreement, and ending on the six month anniversary date of the agreement, the interest rate increases to 9.75% for the remaining life of the debenture. The Company has determined that feature was a derivative liability. However, as of September 30, 2009, the derivative liability was determined to have no value.

The agreement has certain redemption features, including reorganization of capital, consolidation or merger or sale of substantially all of the Company’s property and business that could require the Company to redeem the debenture at 150% of the face value amount. As of September 30, 2009, there were no debentures outstanding.

The following table presents the activity during 2008 and the period ended September 30, 2009 related to the debenture:

Original Principal balance of the debenture	$100,000
Less reduction for:

Intrinsic value of beneficial conversion feature	(25,000)

Recorded at closing	$75,000

Amounts converted into common stock	(37,000)

Amortization of beneficial conversion feature (interest expense) through December 31, 2008	11,456

Carrying value at December 31, 2008	$49,456

Addition to the principal balance of the debenture	200,000
Less reduction for:

Intrinsic value of beneficial conversion feature	(149,750)

99,706
Amounts converted into common stock	(240,000)

Repayment of the debenture	(23,000)

Amortization of beneficial conversion feature (interest expense) through September 30, 2009	163,294

Carrying value at September 30, 2009	$0

7. Fair Value Measurements

Fair value measurement accounting clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

There are no assets and liabilities outstanding at September 30, 2009 that are measured at fair value on a recurring basis.

8. Stock Options and Warrants

The Company issues common stock, common stock options and warrants to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the nine month periods ended September 30, 2009 and 2008 the Company recognized $357,000 and $165,520, respectively, in consulting expenses related to stock issued for these services.

Stock-based compensation cost recognized during the nine months ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with U.S. GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2009, based on the Company’s closing stock price of $0.50 was $439,174. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008, based on the Company’s closing stock price of $0.18 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the nine months ended September 30, 2009 and 2008, the Company issued 717,413 and 100,000 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 717,413 and 100,000 shares of the Company’s common stock, respectively, at any time, at exercise prices ranging from $0.25 – $1.00 per share.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 900,000 and 0 common stock options to consultants and directors and recognized $77,350 and $0 in compensation expense for the nine month periods ended September 30, 2009 and 2008, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of September 30, 2009, no shares have been issued under this plan.

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

September 30, 2009
Expected volatility	144% – 153%
Expected dividends	0
Expected term	5 years
Risk-free rate	1.44% – 2.33%

The following table represents our stock option and warrant activity for the nine months ended September 30, 2009:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2008	1,398,413	$0.10 – 2.00
Options and warrants granted	1,617,413	$0.10 – 1.00	$0.09
Options and warrants exercised	(200,000)	$0.10
Options and warrants cancelled or expired	(820,913)	$0.43 – 0.50

Outstanding at September 30, 2009	1,994,913	$0.10 – $2.00

Exercisable at September 30, 2009	1,994,913	$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2009:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 – $2.00	1,994,913	4.50 Years	$0.49	4.50 Years	1,994,913	$0.49

Net cash proceeds from the exercise of options and warrants were $0 for each of the nine months ended September 30, 2009 and 2008, respectively. The intrinsic value of options and warrants exercised was $0 and $0, respectively, for the nine months ended September 30, 2009 and 2008.

The grant date fair value of options and warrants issued for the nine months ended September 30, 2009 and 2008 was $0.09 and $0.00, respectively. The fair value of options and warrants vested during the nine months ended September 30, 2009 and 2008 was $77,350 and $0, respectively.

9. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three and nine month periods ended September 30, 2009 and 2008 and for the period from November 27, 2000 (Date of Inception) through September 30, 2009 and 2008, the Company had 1,994,913, 2,198,413 and 1,994,913 potentially dilutive common stock options, respectively, which were not included in the computation of loss per share.

10. Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Other recent accounting pronouncements issued by FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

11. Subsequent Events

Subsequent to September 30, 2009, the Company entered into an employment agreement with the Company’s Chief Technology Officer which began November 1, 2009. The employment agreement is for a one year term and provide for payments of an annual base salary of $24,000, which may be accrued if determined by the Board of Director’s to assist with cash flows of the Company. An additional performance-based bonus is provided for, to be issued in the Company’s common stock with the underlying value not to exceed $300,000, to be determined by the Company’s Board of Directors.

During October and November 2009, the Company issued 283,352 shares of common stock for cash of $51,200.

In October 2009, the Company agreed to issue 100,000 shares of common stock valued at $10,000 for payment of a vendor invoice.

PART I—FINANCIAL INFORMATION

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

The Company entered into a LOI Joint Venture Agreement dated September 7, 2009 with GENES GUOHAO TECHNOLOGY, Co., Ltd., a Chinese corporation (“GUOHAO”) for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine for coal fired power generation engine applications. The terms of the Agreement call for GUOHAO to fully fund the project and devote all available resources towards the development of the new fuel source and to work in collaboration with all of the Company’s development partners in the design modifications, construction, and testing for a dry coal slurry fuel for the DCGT. Upon completion, GUOHAO will form a new corporation to Joint

Venture with TURBINE. TURBINE, in return will then license the DCGT to the new entity for a 49% ownership interest. The Joint Venture, the terms of which are to be determined at a later date, will license the entity to manufacture and sell the DCGT coal fired engines in Mongolia.

The Company entered into a Strategic Alliance Agreement dated August 10, 2009 with Tianjin Out Sky Technology, Co. Ltd., a Chinese corporation (“TIANJIN”). The Company entered into the Agreement for the purpose of collaborating on the engineering, technical development and commercialization of the DCGTE for motorcycle engine applications; and for the subsequent manufacturing, marketing and sale of the DCGT engines in China once commercial market potential has been achieved.

The Agreement provides in material part that the Company will (a) provide TIANJIN with milestones and get them up to speed on the current status of the development; (b) file for patent protection in China under Patent Cooperation Treaty; and (c) file for new engine application with World Intellectual Property Organization. In addition, the Company and TIANJIN intend to form a joint venture whereby TIANJIN will be licensed to manufacture, market and sell DCGT motorcycle engine in China.

TIANJIN and the Company have agreed to work in good faith towards modifying the engine for motorcycle engine applications. TIANJIN has committed to fund up to 10 million US dollars over the next 18 months for project development costs and will work with the Company’s development partners to aid in the development of a viable motorcycle application for the DCGT. TIANJIN will also purchase up to 5% of the Company’s common stock on the open market.

The Company entered into a Strategic Alliance Agreement dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the DCGTE specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

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

It was our initial intention to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine, however, the Company now intends to license other applications of the DCGT engine technology as deemed necessary and appropriate to further the development and commercialization of the engines.

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

OUR BUSINESS PLAN

We are a development-stage company and not yet generating any revenues. We expect to continue the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed a working prototype. We need to redesign an engine for our application based on this proven Core Technology. We are relying on AbM Engineering in collaboration with AMEC to design, construct and test a 540 horsepower engine prototype for our licensed application (see “Business of the Company”, “Our Product.”). In addition, we are working with AbM and our foreign partners to develop and commercialize additional applications of the technology, for which TTE will aquire additional licenses as required.

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

In Step 3, we will rely on AbM, AMEC, TIANJIN, GUOHAO and potentially other foreign or domestic partners to develop and test the prototype engine at their facilities. AbM, AMEC, and the others will conduct test demonstrations to show the viability and function of the engine. The cost of the on-going testing is expected to be funded from the proceeds of a private placement offering.

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

Research and development costs for the three months ended Septmeber 30, 2009 and 2008, totaled $8,614 and $34,847, respectively. The decrease of $26,233 was primarily attributable to additional costs incurred for the testing of the DCGT engine in 2008.

Operating Costs – During the three months ended September 30, 2009 and 2008, operating costs totaled $573,419 and $234,342, respectively. The increase of $339,077 was mainly attributable to a $197,367 increase in consulting expenses due to several new consulting contracts, the Company also had an approximate $88,000 increase in professional fees in 2009. The Company incurred an additional $14,500 increase in travel expenses related to the AMEC agreement. Finally, for the three month’s ended September 30,2009 the Company had an increase of $40,700 in stock based compensation awards over the same period in 2008.

Interest (Income) Expense - Net - During the three months ended September 30, 2009 and 2008 net interest expense totaled $53,720 and $(624), respectively. The increase of $54,344 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009.

The net loss for the three months ended September 30, 2009 and 2008 was $635,753 and $268,565, respectively. The increase of $367,188 was mainly attributable to the increase in operating costs and net interest expenses.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

Research and development costs for the nine months ended September 30, 2009 and 2008, totaled $80,250 and $35,177, respectively. The increase of $45,073 was primarily attributable to the Company entering into a contract with AbM Engineering to work on the DGCT engine.

Operating Costs – During the nine months ended September 30, 2009 and 2008, operating costs totaled $1,114,350 and $589,702, respectively. The increase of $524,648 was mainly attributable to a $237,222 increase in consulting expenses due to several new contracts entered into in 2009, a $50,300 increase in payroll expenses due to increases in salaries for two of the Company’s officer’s, as they had taken a reduction in the prior year to conserve operating capital, the Company also had a $135,820 increase in professional fee expenses in 2009, which the Company did not have any similar expenditures in 2008. The Company also incurred an additional $35,300 in travel related costs, and $14,900 in additional insurance costs due to the Company for a Director’s and Officer’s insurance policy that the Company did not previously have. Finally, the Company incurred $40,300 in stock based compensation in 2009.

Interest (Income) Expense - Net - During the nine months ended September 30, 2009 and 2008 net interest expense totaled $192,442 and $6,937, respectively. The increase of $185,505 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009.

The net loss for the nine months ended September 30, 2009 and 2008 was $1,387,042 and $631,816, respectively. The increase of $755,226 was mainly attributable to the increase in research and development expenses, operating costs and net interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, for the three and nine months ended September 30, 2009 and since November 27, 2000 (date of inception) through September 30, 2009, the Company has had net losses of $635,753, $1,387,042 and $10,679,048, respectively. As of September 30, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2009 we raised cash of $2,005,766 net of issuance costs, through private placements of common stock financings and $357,250 through the issuance of convertible notes payable.

Since our inception through September 30, 2009 we have incurred $3,498,442 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and the agreement with AbM Engineering to assist in the development of the DCGT engine.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2009, we had an accumulated deficit of $10,679,048 and working capital of $179,109.

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

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company has issued its $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. During the nine months ended September 30, 2009, Golden Gate advanced the Company an additional $200,000 cash, thereby reducing the Secured Promissory Note to $700,000.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2009 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Non-Plan Options and Warrants	1,994,913	$974,300

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During July 2009, the Company issued 976,250 shares of common stock for cash at a price of $0.07 per share.

During July 2009, the Company issued 215,500 shares of common stock for cash at a price of $0.065 per share.

During the July 2009, the Company issued 20,000 shares of common stock for cash valued at a price of $0.10 per share.

During the July 2009, the Company issued 3,846 shares of common stock for cash valued at a price of $0.26 per share.

During July 2009, the Company issued 153,941 shares of common stock for the conversion of notes payable at a price of $0.065 per share.

During August 2009, the Company issued 130,000 shares of common stock for cash valued at a price of $0.07 per share.

During August 2009, the Company issued 58,822 shares of common stock for cash at a price of $0.085 per share.

During August 2009, the Company issued 1,480,000 shares of common stock for cash at a price of $0.10 per share.

During August 2009, the Company issued 10,000 shares of common stock for cash at a price of $0.11 per share.

During August 2009, the Company issued 100,000 shares of common stock for cash at a price of $0.12 per share.

During August 2009, the Company issued 152,498 shares of common stock for cash at a price of $0.24 per share.

During August 2009, the Company issued 140,384 shares of common stock for cash at a price of $0.26 per share.

During August 2009, the Company issued 16,785 shares of common stock for cash at a price of $0.28 per share.

During August 2009, the Company issued 164,000 shares of common stock for cash at a price of $0.30 per share.

During August 2009, the Company issued 6,363 shares of common stock for cash at a price of $0.33 per share.

During August 2009, the Company issued 1,200,000 shares of common stock for services at a price of $0.09 per share.

During August 2009, the Company issued 100,000 shares of common stock for services at a price of $0.25 per share.

During August 2009, the Company issued 50,000 shares of common stock for services at a price of $0.10 per share.

During August 2009, the Company issued 100,000 shares of common stock for services at a price of $0.16 per share.

During September 2009, the Company issued 20,000 shares of common stock for cash at a price of $0.10 per share.

During September 2009, the Company issued 40,000 shares of common stock for cash at a price of $0.20 per share.

During September 2009, the Company issued 286,361 shares of common stock for cash at a price of $0.22 per share.

During September 2009, the Company issued 126,086 shares of common stock for cash at a price of $0.23 per share.

During September 2009, the Company issued 29,787 shares of common stock for cash at a price of $0.235 per share.

During September 2009, the Company issued 46,000 shares of common stock for cash at a price of $0.25 per share.

During September 2009, the Company issued 84,230 shares of common stock for cash at a price of $0.26 per share.

During September 2009, the Company issued 21,333 shares of common stock for cash at a price of $0.30 per share.

During September 2009, the Company issued 1,230 shares of common stock for cash at a price of $0.325 per share.

During September 2009, the Company issued 67,000 shares of common stock for cash at a price of $0.33 per share.

During September 2009, the Company issued 10,000 shares of common stock for cash at a price of $0.375 per share.

During September 2009, the Company issued 100,000 shares of common stock for services at a price of $0.47 per share.

During September 2009, the Company issued 500,000 shares of common stock for services at a price of $0.61 per share.

During September 2009, the Company issued 5,000 shares of common stock for services at a price of $0.50 per share.

During September 2009, the Company issued 350,000 shares of common stock for a reduction in accounts payable at a price of $0.10 per share.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 19, 2009	By:	/S/ MICHAEL ROUSE
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 19, 2009	By:	/S/ REBECCA A. MCDONALD
Principal Accounting Officer