Form 10-K
period 2009-12-31
TURBINE TRUCK ENGINES INC
filed 2010-04-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009 was $7,825,555.

There were 42,747,265 shares of the Registrant’s $0.001 par value common stock outstanding as of April 9, 2010.

Documents incorporated by reference: none

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

The Company entered into a LOI Joint Venture Agreement dated September 7, 2009 with GENES GUOHAO TECHNOLOGY, Co., Ltd., a Chinese corporation (“GUOHAO”) for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine for coal fired power generation engine applications. The terms of the Agreement call for GUOHAO to fully fund the project and devote all available resources towards the development of the new fuel source and to work in collaboration with all of the Company’s development partners in the design modifications, construction, and testing for a dry coal slurry fuel for the DCGT. Upon completion, GUOHAO will form a new corporation to Joint Venture with TURBINE. TURBINE, in return will then license the DCGT to the new entity for a 49% ownership interest. The Joint Venture, the terms of which are to be determined at a later date, will license the entity to manufacture and sell the DCGT coal fired engines in Mongolia. As of December 31, 2009 ABM engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion ABM intends to conduct preliminary testing to demonstrate its viability.

The Company entered into a Strategic Alliance Agreement dated August 10, 2009 with Tianjin Out Sky Technology, Co. Ltd., a Chinese corporation (“TIANJIN”). The Company entered into the Agreement for the purpose of collaborating on the engineering, technical development and commercialization of the DCGT for motorcycle engine applications; and for the subsequent manufacturing, marketing and sale of the DCGT engines in China once commercial market potential has been achieved.

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

As of December 31, 2009 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

The Company entered into a Strategic Alliance Agreement dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the DCGT specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China.

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

As of December 31 2009, AMEC has completed their comprehensive investigation of the DCGT technology and believes the technology can be commercialized for a heavy duty truck application and is moving forward with acquiring the right private and governmental funding partners and securing the best divisions of Aerospace to facilitate the project.

The Company entered into a contractual agreement (the “Agreement”) dated July 1, 2008 with AbM Engineering, LLC for the purpose of the continued development and testing of the current 540 horsepower DCGT engine developed by Alpha and a 70 horsepower/50kw generator combination. AbM is currently working in a collaborative effort with AMEC’s engineers to modify and test other DCGT engine applications.

Under our Agreement with Alpha, they will continue to consult and advise with AbM Engineering on future development of the 540 horsepower DCGT highway truck engine prototype at AbM’s facilities in Daytona Beach, Florida. We receive ongoing status reports of their progress but do not participate in the design, construction and/or testing of the engine. This new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. It is our intention to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine.

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

To date, we have no marketable product but have completed initial testing of the 540 horsepower prototype. The Company has started demonstrating the engine to investors, and has begun demonstrating it to potential joint venture partners. The contract with Alpha has been completed and comprehensive testing and development of the 540 horsepower prototype is now moving forward at AbM Engineering’s facilities.

In June 2008, the Company issued a Convertible Debenture to Golden Gate Investors, Inc. (the “holder”) in the principal amount of $1,000,000, dated June 6, 2008, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company issued $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum.

The Debenture bears interest at 7.75% per annum, payable monthly, maturing June 30, 2012, and was secured by a Continuing Personal Guaranty, whereby the Company’s Chief Executive Officer and majority shareholder guaranteed the Company’s obligations for a period of eight months. Originally, the Debenture Holder was entitled to convert into common stock of the company at the conversion price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, as such terms are defined in the Debenture. Effective January 15, 2010, the agreement was amended with the Holder and the conversion price has a $0.15 fixed floor price that limits the number of common shares that can be issued upon conversion to a fixed amount. The Holder can only convert that amount of the Debenture that has actually been paid for by either cash at closing or principal pre-payments made on the Promissory Note.

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum with interest, payable monthly and provides for the prepayment of the Note in an amount not less than $200,000 upon the triggering of certain events. It matures on June 30, 2012. During 2009, the Company has drawn $395,000 in proceeds related to the note and converted $432,000 in convertible notes into 5,133,532 common shares. For financial statement purposes, the Securities Purchase Agreement and the Convertible Promissory Note have been netted, as the Company has the legal right of offset.

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

PATENTS

Patent #6,000,214 is a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of four working prototypes. The patent attorneys were Schoemaker & Mattare Ltd. The inventor will file additional patents to protect any new developments in the engine technology. We will have access to any new patent filings on the highway truck engines as provided for in our licensing agreement.

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

Research and development of our engine was completed in 1997 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two (2) fiscal years, the Company has spent $108,938 (2009) and $136,088 (2008) on research and development

We acquired our license from Alpha on July 22, 2002. The material terms of the license agreement, as amended, are as follows:

1.	$250,000 licensing note payable August 23, 2005 or agreement is terminated

2.	Eight percent (8%) of net sales royalty payment after manufacturing and sales commence

3.	$250,000 minimum royalty payment each year after licensing note is settled

4.	Additional contract fees will be paid to Alpha for design and engineering services.

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2009, the Company has accrued $801,500 of royalty fees related to this agreement.

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

EMPLOYEES

We presently have three full-time and two part time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases 3600 sq. ft. of space with Air Papa Bravo for an administrative office/demonstration facility to house the development of the prototype. The lease agreement is for a two year period, expiring March 31, 2009 with an option to extend the lease for a second two year term. The base rent is $2,000 per month and the lease agreement contains an option to purchase the facility for $310,000 at the expiration of the lease. The Company has negotiated month to month terms at the end of this lease until a new lease can be negotiated.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Bid Prices
	High	Low
FISCAL 2009

First Quarter (January 1, 2009 through March 31, 2009)	$0.21	$0.07
Second Quarter (April 1, 2009 through June 30, 2009)	$0.10	$0.07
Third Quarter (July 1, 2009 through September 30, 2009)	$0.768	$0.08
Fourth Quarter (October 1, 2009 through December 31, 2009)	$0.46	$0.33

FISCAL 2008

First Quarter (January 1, 2008 through March 31, 2008)	$0.435	$0.15
Second Quarter (April 1, 2008 through June 30, 2008)	$0.25	$0.11
Third Quarter (July 1, 2008 through September 30, 2008)	$0.185	$0.11
Fourth Quarter (October 1, 2008 through December 31, 2008)	$0.17	$0.0765

On March 31, 2010 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.48 and there were approximately 387 shareholders of record.

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

Common Stock

During the year ended December 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2009, the Company issued 100,000 shares of common stock to a qualified investor for services valued at $0.42 per share for a total of $42,000.

During October 2009, the Company issued 11,363 shares of common stock to a qualified investor for $0.22 per share for a total of $2,500.

During October 2009, the Company issued 246,107 shares of common stock to a qualified investor for $0.18 per share for a total of $44,299.

During October 2009, the Company issued 25,882 shares of common stock to qualified investors for $0.17 per share for a total of $4,400.

During November 2009, the Company issued 98,775 shares of common stock to a qualified investor for $0.18 per shares for a total of $17,780.

During November 2009, the Company issued 167,500 shares of common stock to a qualified investor for $0.20 per share for a total of $33,500.

During December 2009, the Company issued 10,000 shares of common stock to qualified investors for $0.20 per share for a total of $2,000.

During December 2009, the Company issued 102,111 shares of common stock to a qualified investor for $0.18 for a total of $18,380.

During December 2009, the Company issued 2,500 shares of common stock to qualified investors for $0.19 per share for a total of $475.

During December 2009, the Company issued 100,000 shares of common stock to qualified investors for $0.16 per share for a total of $16,000.

During December 2009, the Company issued 5,882 shares of common stock to qualified investors for $0.17 per share for a total of $1,000.

During December 2009, the Company issued 1,100,000 shares of common stock to qualified investors for $0.30 per share for a total of $330,000.

During December 2009, the Company issued 345,000 shares of common stock to a qualified investor for services valued at $0.38 per share for a total of $131,100.

During December 2009, the Company issued 1,495,327 shares of common stock to a qualified investor for $0.1284 per share for a total of $192,000.*

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

The Company entered into a LOI Joint Venture Agreement dated September 7, 2009 with GENES GUOHAO TECHNOLOGY, Co., Ltd., a Chinese corporation (“GUOHAO”) for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine for coal fired power generation engine applications. The terms of the Agreement call for GUOHAO to fully fund the project and devote all available resources towards the development of the new fuel source and to work in collaboration with all of the Company’s development partners in the design modifications, construction, and testing for a dry coal slurry fuel for the DCGT. Upon completion, GUOHAO will form a new corporation to Joint Venture with TURBINE. TURBINE, in return will then license the DCGT to the new entity for a 49% ownership interest. The Joint Venture, the terms of which are to be determined at a later date, will license the entity to manufacture and sell the DCGT coal fired engines in Mongolia. As of December 31, 2009 Abm engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion Abm intends to conduct preliminary testing to demonstrate its viability.

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

As of December 31, 2009 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

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

As of December 31 2009, AMEC has completed their comprehensive investigation of the DCGT technology and believes the technology can be commercialized for a heavy duty truck application and is moving forward with acquiring the right private and governmental funding partners and securing the best divisions of Aerospace to facilitate the project.

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

For the year ended December 31, 2009 compared to the year ended December 31, 2008:

Research and Development Costs – During the years ended December 31, 2009 and 2008, research and development costs totaled $108,958 and $136,088, respectively. The decrease of $27,130 was mainly due to the completion of the design and testing of the prototype during 2008.

Operating Costs – During the years ended December 31, 2009 and 2008, operating costs totaled 1,871,243 and $827,365, respectively. The increase of $1,043,878 was mainly attributable to a $20,000 increase in advertising & attendance in financial business forums and conferences, an $88,000 increase in payroll expenses, a $126,000 increase in Professional Fees (Accounting, Legal, Public Relations, and Marketing), and a $71,000 increase in Travel and Lodging fees for trips to China and the financial business forums and conferences.

Interest (Income) Expense - Net - During the years ended December 31, 2009 and 2008 net interest expense totaled $291,717 and $19,244, respectively. The increase of $272,473 was primarily due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009 and 2008.

The net loss for the years ended December 31, 2009 and 2008 was ($2,271,917) and ($982,677), respectively. The increase of $1,289,240 was mainly attributable to the increase in operating costs and interest expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2009 and 2008 and since November 27, 2000 (date of inception) through December 31, 2009, the Company has had net losses of $2,271,917, $982,677 and $11,563,923, respectively. As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2009 we raised cash of approximately $2,511,000 net of issuance costs, through private placements of common stock financings and $552,250 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through December 31, 2009 we have incurred $3,527,150 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2009, we had an accumulated deficit of $11,563,923 and working capital of $408,001.

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

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company issued $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum.

The Debenture bears interest at 7.75% per annum, payable monthly, maturing June 30, 2012, and is secured by a Continuing Personal Guaranty by Michael H. Rouse, the Company’s CEO. Originally, the Holder was entitled to convert into common stock of the company at the conversion price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, as such terms are defined in the Debenture. Effective January 15, 2010 the agreement was amended with the Holder and the conversion price having a $0.15 fixed floor price that limits the number of common shares upon conversion of a fixed amount. The Holder can only convert that amount of the Debenture that has actually been paid for by either cash at closing or principal pre-payments made on the Promissory Note.

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2009 and since inception, the Company has drawn $395,000 and $552,250, respectively, in proceeds related to the note. During 2009 and since inception, the Holder has converted $432,000 and $469,000 in convertible notes into 5,133,532 and 5,633,540 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2009 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
2006 Non-Plan Options and Warrants	2,007,413	$964,283

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the years ended December 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

Determination of the fair values of stock option grants at the grant date requires judgment, including estimating the expected term of the relevant grants and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of stock option grants that are expected to be forfeited. The expected term of options granted represents the period of time that the options are expected outstanding and is based on historical experience of similar grants, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. Expected forfeitures are based on historical experience and expectations of future employee behavior.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Director’s and Stockholders

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through December 31, 2009. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $2,271,917 during the year ended December 31, 2009 and has an accumulated deficit of $11,563,923 from inception to December 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

April 14, 2010

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$603,601	$2,857
Prepaid expenses	10,000
Loan costs net of accumulated amortization		4,300

Total current assets	613,601	7,157

Furniture and equipment, net of accumulated depreciation of $42,271 (2009) and $35,721 (2008)	8,199	13,001

	$621,800	20,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$139,520	$145,579
Accrued expenses		275,250
Accrued interest	14,349	13,113
Accrued payroll	51,231
Due to related party		23,854
Note payable	500	500

Total current liabilities	205,600	458,296

Accrued expenses – long term	269,250
Accrued payroll – long term	229,178	386,846
Accrued royalty fees	801,500	562,500
Convertible note payable net of unamortized discount of $2,914 (2009) and $13,544 (2008)	86	49,456
Note payable to related party	1,901	1,901

Total liabilities	1,507,515	1,458,999

Stockholders’ deficit:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 99,000,000 shares authorized; 39,693,484 (2009) and 21,859,764 (2008) shares issued and outstanding	39,692	21,858
Additional paid in capital	10,914,424	8,099,730
Deficit accumulated during development stage	(11,563,923)	(9,292,006)
Prepaid consulting services paid with common stock	(79,908)	(101,333)
Receivable for common stock	(196,000)	(167,090)

Total stockholders’ deficit	(885,715)	(1,438,841)

	$621,800	$20,158

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period
	2009	2008	November 27, 2000 (Date of Inception) through December 31, 2009
Research and development costs	$108,958	$136,088	$3,527,150
Operating costs	1,871,243	827,365	7,673,486

	1,980,201	963,453	11,200,636
Interest (income) expense	291,716	19,224	363,287

Net loss	$(2,271,917)	$(982,677)	$(11,563,923)

Net loss per share	$(0.08)	$(0.05)	$(0.80)

Weighted average number of common shares outstanding	29,573,293	18,884,072	14,434,628

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2009

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2009 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2009

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)

Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per shares)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per shares)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008		(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock		571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)				15,000
Issuance of common stock for cash, January ($0.50, per share)				99
Issuance of common stock for cash, January ($0.07, per share)				20,650
Issuance of common stock for cash, January ($0.08, per share)				1,000
Issuance of common stock for cash, January ($0.10, per share)				25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)				10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)				20,000
Issuance of common stock for cash, February ($0.07, per share)				36,885
Issuance of common stock for cash, February ($0.10, per share)				11,050
Issuance of common stock for services, March ($0.11, per share)		(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)				10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)				25,000
Issuance of common stock for cash, March ($0.07, per share)				20,250
Issuance of common stock for cash, March ($0.10, per share)				1,000
Value of the beneficial conversion feature for the issuance of convertible debt				149,750
Issuance of warrants for services, January				36,644
Issuance of common stock for services, April ($0.09, per share)				1,800
Issuance of common stock for services, April ($0.10, per share)		(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)				19,250
Issuance of common stock for cash, April ($0.10, per share)				2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)				35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)				10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)				25,000
Issuance of common stock for services, May ($0.09, per share)				5,150
Issuance of common stock for cash, May ($0.07, per share)				5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)				25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)				55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)				40,750
Issuance of common stock for cash, June ($0.08, per share)				34,982
Issuance of common stock for cash, July ($0.07, per share)				68,337
Issuance of common stock for cash, July ($0.065, per share)				14,008
Issuance of common stock for cash, July ($0.10, per share)				2,000
Issuance of common stock for cash, July ($0.26, per share)				1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)				10,000
Issuance of common stock for cash, August ($0.07, per share)				9,100
Issuance of common stock for cash, August ($0.085, per share)				5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)				148,000
Issuance of common stock for cash, August ($0.11, per share)				1,100
Issuance of common stock for cash, August ($0.12, per share)				12,000
Issuance of common stock for cash, August ($0.24, per share)				36,600
Issuance of common stock for cash, August ($0.26, per share)				36,500
Issuance of common stock for cash, August ($0.28, per share)				4,700
Issuance of common stock for cash, August ($0.30, per share)				49,200
Issuance of common stock for cash, August ($0.33, per share)				2,100
Issuance of common stock for services, August ($0.09, per share)		(108,000)
Issuance of common stock for services, August ($0.25, per share)		(25,000)
Issuance of common stock for services, August ($0.10, per share)		(5,000)
Issuance of common stock for services, August ($0.16, per share)		(16,000)
Issuance of common stock for cash, September ($0.10, per share)				2,000
Issuance of common stock for cash, September ($0.20, per share)				8,000
Issuance of common stock for cash, September ($0.22, per share)				63,000
Issuance of common stock for cash, September ($0.23, per share)				29,000
Issuance of common stock for cash, September ($0.235, per share)				7,000
Issuance of common stock for cash, September ($0.25, per share)				11,500
Issuance of common stock for cash, September ($0.26, per share)				21,900
Issuance of common stock for cash, September ($0.30, per share)				6,400
Issuance of common stock for cash, September ($0.325, per share)				400
Issuance of common stock for cash, September ($0.33, per share)				22,110
Issuance of common stock for cash, September ($0.375, per share)				3,750
Issuance of common stock for services, September ($0.47, per share)				47,000
Issuance of common stock for services, September ($0.61, per share)		(305,000)
Issuance of common stock for services, September ($0.50, per share)		(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)				35,000
Issuance of common stock options, July				40,706
Issuance of common stock for cash, October ($0.22, per share)				2,500
Issuance of common stock for cash, October ($0.18, per share)				44,300
Issuance of common stock for cash, October ($0.17, per share)				4,400
Issuance of common stock for cash, November ($0.18, per share)				17,780
Issuance of common stock for cash, November ($0.20 per share)				33,500
Issuance of common stock for cash, December ($0.19, per share)				475
Issuance of common stock for cash, December ($0.16, per share)			(16,000)
Issuance of common stock for cash, December ($0.17, per share)			(1,000)
Issuance of common stock for cash, December ($0.18, per share)			(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)				2,000
Issuance of common stock for cash, December ($0.30, per share)				330,000
Issuance of common stock for services, October ($0.42, per share)				42,000
Issuance of common stock for services, December ($0.38, per share)		(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)				192,000
Value of the beneficial conversion feature for the issuance of convertible debt				100,921
Issuance of warrants				10,161
Payment on stock subscription receivable			90	90
Net loss				(2,271,917)

Balance, December 31, 2009		$(79,908)	$(196,000)	$(885,715)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,
	2009	2008	Period November 27, 2000 (Date of Inception) through December 31, 2009
Operating activities
Net loss	$(2,271,917)	$(982,677)	$(11,563,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	793,975	216,936	3,011,048
Options and warrants issued to employees, directors and consultants	87,511	29,578	614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	261,302	11,456	272,758
Amortization of deferred loan costs	24,050	700	24,750
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	6,550	18,056	42,271
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(10,000)	2,330	(10,000)
Increase (decrease) in:
Accounts payable	28,941	105,519	174,520
Accrued expenses	(6,000)	5,095	269,250
Accrued payroll	(106,437)	35,184	280,409
Accrued royalty fees	239,000	250,000	1,218,167
Accrued interest	1,236	234	14,349

Net cash used by operating activities	(951,790)	(307,589)	(2,525,398)

Investing activities
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Purchase of fixed assets	(1,747)		(45,470)

Net cash used by investing activities	(1,747)		(45,570)

Financing activities
Repayment of stockholder advances	(23,854)	(30,150)	(157,084)
Advances from stockholders		15,004	266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	1,225,885	227,770	2,705,535
Proceeds from exercise of options			45,000
Debt issuance cots	(19,750)		(19,750)
Repayment of convertible notes payable	(23,000)		(23,000)
Proceeds from issuance of convertible notes payable	395,000	95,000	552,250

Net cash provided by financing activities	1,554,281	307,624	3,174,569

Net increase in cash	600,744	35	603,601

Cash at beginning of year/period	2,857	2,822

Cash at end of year/period	$603,601	$2,857	$603,601

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2009	2008	2009
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$13,193	$7,536	$21,477

Subscription receivable for issuance of common stock	$29,000	$0	$29,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$550,200	$194,600	$1,835,300

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes payable	$250,672	$25,000	$275,672

Conversion of convertible debt to equity (5,133,522 shares of common stock)	$432,000	$37,000	$469,000
Common stock issued for accounts payable	$35,000		$35,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

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

The Company entered into a Strategic Alliance Agreement (the “Agreement”) dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture, market and sell the DCGT engines in China. As of December 31, 2009, a Joint Venture agreement has not been entered into.

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

As of December 31 2009, AMEC has completed their comprehensive investigation of the DCGT technology and believes the technology can be commercialized for a heavy duty truck application and is moving forward with acquiring the right private and governmental funding partners and securing the best divisions of Aerospace to facilitate the project.

During August 2009, the Company entered into a strategic alliance with Tianjin Out Sky Technology Co., Ltd. (Tianjin), a leading Chinese bicycle parts manufacturer. Details of the agreement specify that the Company and Tianjin will collaborate on the engineering and technical development of the DCGT engine for motorcycle engine applications. The agreement also stipulates the establishment of a joint venture to manufacture, market and sell the DCGT in China once the engine has been shown to have commercial potential. Other details include Tianjin’s agreement to commit up to ten million U.S. dollars in development funding over the next eighteen months with a further commitment to purchase up to five percent of the Company’s common stock via the public markets. As of December 31, 2009, no funds have been received. As of December 31, 2009 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

1.	Background Information (continued)

During September 2009, the Company entered into a letter of intent to form a joint venture with Genes Guohao Technology Co., Ltd. (“Guohao”), a Chinese corporation. The agreement stipulates that the companies will Turbine collaborate on modifying the Company’s DCGT engine for coal fired power generation applications utilizing Dry Coal Slurry Fuel. The agreement specifies that Guohao will fully fund the project and commit its industrial, engineering, and technical development resources to its success. Guohao has committed $300,000 U.S. dollars to initially fund the project. The agreement also stipulates that the Company and Guohao will form a joint venture whereby Guohao will be licensed to manufacture, market and sell the DCGT coal fired engines in Mongolia. The Joint Venture Letter of Intent further specifies that Guohao, as part of the Joint Venture Agreement, will form a new corporation, and that the Company will license the DCGT to the new entity for a 49% stake in the newly formed corporation. As of December 31, 2009 Abm engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion Abm intends to conduct preliminary testing to demonstrate its viability. As of December 31, 2009, a joint venture agreement has not been entered into.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009 and since November 27, 2000 (date of inception) through December 31, 2009, the Company has had a net loss of $2,271,917 and $11,563,923, respectively. As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

3.	Significant Accounting Policies (continued)

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2009 and 2008 and the period November 27, 2000 (date of inception) to December 31, 2009 amounted to $108,958, $136,088 and $3,527,150, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2009 or 2008 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through December 31, 2009 were anti-dilutive due to the net

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

3.	Significant Accounting Policies (continued)

losses sustained by the Company during these periods. For the years ended December 31, 2009 and 2008 and the period from November 27, 2000 (Date of Inception) through December 31, 2009, potentially dilutive common stock options and warrants of 2,007,413, 1,398,413 and 2,007,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Dividend rate	0%	0%

Risk free interest rate	1.44% - 2.51%	2.09% - 2.18%

Expected term	5 years	2 - 10 years

Expected volatility	148.9% - 189.8%	146.8% - 148%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; expected volatility was based on the Company’s historical market price at consistent points in a period equal to the expected life of the options. The Company estimates forfeitures both at the date of grant as well as throughout the requisite service periods based on the Company’s historical experience and future expectations.

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2009 and 2008, the Company recognized $36,644 and $29,578, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to common stock options issued for these services. Additionally, the Company recognized $571,625 and $110,767 in consulting expense related to prepaid consulting services paid for with common stock for the periods ended December 31, 2009 and 2008, respectively.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

3.	Significant Accounting Policies (continued)

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had no financial instruments as of December 31, 2009 that would be valued at fair value on a recurring basis.

Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2008 to conform to the presentation as of and for the year ended December 31, 2009.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

3.	Significant Accounting Policies (continued)

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

4.	Option to Acquire License (continued)

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2009, the Company has accrued $801,500 of royalty fees related to this agreement.

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

5.	Prepaid Consulting Services Paid with Common Stock

During the year ended December 31, 2008, the Company entered into a consulting agreement for public relations services in exchange for 380,000 shares of common stock valued at $61,600 to be provided through October 2008. For the years ended December 31, 2009 and 2008, the Company has included $0 and $61,600 in consulting expense related to this agreement.

During the year ended December 31, 2008, the Company entered into a consulting agreement for consulting services in exchange for 100,000 shares of common stock valued at $20,000 to be provided through May 27, 2009. As of December 31, 2009 and 2008, the Company has included $0 and $8,333, respectively, in prepaid consulting services paid with common stock. For the years ended December 31, 2009 and 2008, the Company recognized $8,333 and $11,667, respectively, in consulting expense related to this agreement.

During the year ended December 31, 2008, the Company entered into a consulting agreement for various consulting services in exchange for 300,000 shares of common stock valued at $48,000. As of December 31, 2009 and 2008, the Company has included $0 and $28,000, respectively, in prepaid consulting services paid with common stock. For the years ended December 31, 2009 and 2008, the Company recognized $28,000 and $20,000, respectively, in consulting expense related to this agreement.

During the year ended December 31, 2008, the Company entered into a consulting agreement for various consulting services in exchange for 500,000 shares of common stock valued at $65,000 to be amortized through July 2009 at $9,286 per month. As of December 31, 2009 and 2008, the Company has included $0 and $65,000, respectively, in prepaid consulting services paid with common stock. For the years ended December 31, 2009 and 2008, the Company recognized $65,000 and $0, respectively, in consulting expense related to this agreement.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

5.	Prepaid Consulting Services Paid with Common Stock (continued)

During the year ended December 31, 2009, the Company entered into a consulting agreement for various consulting services in exchange for 100,000 shares of common stock valued at $16,000 to be amortized through July 2010 at $1,333 per month. As of December 31, 2009 the Company has included $9,333 in prepaid consulting services paid with common stock. During the year ended December 31, 2009 the Company recognized $6,667 in consulting expense related to this agreement.

During the year ended December 31, 2009, the Company entered into a consulting agreement for various consulting services in exchange for 15,000 shares of common stock valued at $5,700 to be amortized from January 2010 through March 2010. As of December 31, 2009 the Company has included $5,700 in prepaid consulting services paid with common stock.

During the year ended December 31, 2009, the Company entered into a consulting agreement for various consulting services in exchange for 1,200,000 shares of common stock valued at $108,000 to be amortized through July 2010 at $9,000 per month. As of December 31, 2009 the Company has included $63,000 in prepaid consulting services paid with common stock. During the year ended December 31, 2009, the Company recognized $45,000 in consulting expense related to this agreement.

During the year ended December 31, 2009, the Company entered into multiple consulting agreements with various consultants in exchange for 1,400,000 shares of common stock valued at $413,000. During 2009, all prepaid services relating to these agreements were fully amortized and the Company recognized $413,000 in consulting expense during 2009.

6.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2009	2008
Furniture and fixtures	$1,505	$1,505
Equipment	11,142	9,394
Leasehold improvements	37,823	37,823

	50,470	48,722
Less accumulated depreciation and amortization	42,271	35,721

	$8,199	$13,001

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

7.	Options and warrants

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 900,000 and 200,000 common stock options and warrants to consultants and directors and recognized $87,511 and $29,578 in compensation expense for the years ended December 31, 2009 and 2008, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of December 31, 2009, no shares have been issued under this plan.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009, based on the Company’s closing stock price of $0.39 was $289,500. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008, based on the Company’s closing stock price of $0.08 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the years ended December 31, 2009 and 2008, the Company issued 747,413 and 100,000 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 747,413 and 100,000 shares of the Company’s common stock, respectively, at any time, at exercise prices ranging from $0.25 – $1.00 per share.

The following table represents our stock option and warrant activity for the years ended December 31, 2009:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2008	1,398,413	$0.10 – 2.00
Options and warrants granted	1,647,413	$0.10 – 1.00	$0.25
Options and warrants exercised	(200,000)	$0.10
Options and warrants cancelled or expired	(838,413)	$0.43 – 1.00

Outstanding at December 31, 2009	2,007,413	$0.10 – $2.00
Exercisable at December 31, 2009	2,007,413	$0.10 – $2.00

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

7.	Options and warrants (continued)

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2009:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	2,007,413	4.3 Years	$0.48	4.3 Years	2,007,413	$0.48

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2009 and 2008, respectively.

8.	Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $801,500 and $562,500 as of December 31, 2009 and 2008, respectively.

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $18,000 and $0 in additional costs during the years ended December 31, 2009 and 2008, respectively.

The Company leases its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2009 and 2008, rent expense was approximately $31,900 and $33,600, respectively.

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

During the year ended December 31, 2009, the Company entered into an employment agreement with the Company’s Chief Technology Officer which began November 1, 2009. The employment agreement is for a one year term and provide for payments of an annual base salary of $24,000, which may be accrued if determined by the Board of Director’s to assist with cash flows of the Company. An additional performance-based bonus is provided for, to be issued in the Company’s common stock with the underlying value not to exceed $300,000, to be determined by the Company’s Board of Directors.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

9.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2009 or 2008.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2009 or 2008 or the period November 27, 2000 (Date of inception) through December 31, 2009.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2009	2008
Tax expense (benefit) at U.S. statutory rate	$(772,500)	$(334,100)
State income tax expense (benefit), net of federal benefit	(82,500)	(35,000)
Stock option expense		3,900
Effect of non-deductible expenses	1,800	2,800
Other	1,000
Change in valuation allowance	852,200	362,400

	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets (liability), noncurrent:
Depreciation	$7,600	7,100
License agreement	475,100	554,300
Capitalized start up costs	3,082,600	2,395,400
Net operating loss	138,500	13,600
Stock compensation	104,400	85,200
Contribution carryover	800	900
Beneficial Conversion feature		(5,100)
Valuation allowance	(3,809,000)	(3,051,400)

	$—	$—

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2009 and 2008.

As of December 31, 2009, the Company had federal and state net operating loss carry-forwards totaling approximately $368,000 which begin expiring in 2022.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

10.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2008 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2010.

The due to related party account is made up of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand. During 2009, the Company repaid the entire advance of $23,854 and accordingly, the balance at December 31, 2009 was $0.

As of December 31, 2009 and 2008, accounts payable included $42,550 and $25,150, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

As of December 31, 2009, accounts payable included $22,708 due to a Company owned by the Company’s Chief Technology Officer.

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

The Debenture bears interest at 7.75% per annum, payable monthly, maturing June 30, 2012, and was secured by a Continuing Personal Guaranty, whereby the Company’s Chief Executive Officer and majority shareholder guaranteed the Company’s obligations for a period of eight months. Originally, the Debenture Holder was entitled to convert into common stock of the company at the conversion price equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, as such terms are defined in the Debenture. The Holder can only convert that amount of the Debenture that has actually been paid for by either cash at closing or principal pre-payments made on the Promissory Note.

During 2009 and since inception, the Company has drawn $395,000 and $552,250 in proceeds related to the note, respectively. During 2009 and since inception, the Holder has converted $432,000 and $469,000 in convertible notes into 5,133,532 and 5,633,540 common shares, respectively.

In December 2009, the convertible debenture agreement was amended. As a result of the amendment, effective January 15, 2010, the conversion price has a $0.15 fixed floor price that limits the number of common shares upon conversion to an amount that is substantially below the Company’s authorized common shares that can be issued. Additionally, the penalty associated with the default provision to maintain timely filings of all reports required by the Securities and Exchange Commission was removed. Lastly, the default provision related to the interest rate adjustment indexed to changes in the Company’s common stock was removed. In the event of certain defaults, the Company would pay a default fixed interest rate of 9.75% per annum.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2009 and 2008,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2009

11.	Convertible Note Payable (continued)

Based on the amended agreement, the Company determined that all potential derivative features associated with the original debenture agreement were removed.

The following table presents the activity during 2009 related to the debenture:

Principal balance of the debenture	$195,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(100,921)

Recorded at closing	$94,079
Amounts converted into common stock	(192,000)
Amortization of beneficial conversion feature (interest expense) through December 31, 2009	98,007

Carrying value at December 31, 2009	$86

12.	Subsequent Event

Subsequent to December 31, 2009, the Company issued 3,053,781 shares of common stock for cash and services.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) and 15d – 15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 under the criteria set forth in the Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of formalized controls and procedures as well as a lack of segregation of duties, resulting from the Company’s limited resources.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on Form 10K.

ITEM 9B	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	53	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)

Phyllis J. Rouse	51	Vice President, Secretary, Treasurer and Director

Rebecca McDonald	43	Chief Financial Officer

Magdy Attia	42	Chief Technology Officer

John R. Dickinson	43	Audit Committee Member

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

Rebecca A. McDonald, is a Certified Public Accountant with over 18 years experience in accounting, information systems and taxation. She has been the owner and Vice President of the Certified Public Accounting firm of Dickinson & McDonald since January 2005. A CPA firm servicing central Florida, Dickinson & McDonald provides personal and confidential services including bookkeeping, financial statement preparation, corporate, individual, estate and trust tax preparation. From July 1996 to January 2005 she was a Senior Accountant with Cohen, Smith & Company, P.A. Ms. McDonald is a graduate of the University of Central Florida with a Bachelor of Science in Business Administration with a major in Accounting. She is a member of the Florida Institute of Certified Public Accountants.

Dr. Magdy Attia - Dr. Attia received his PhD in Mechanical Engineering from Texas A&M University’s Gas Turbine Laboratory in 1995. He then joined the Westinghouse Electric Corporation as a Senior Design Engineer in the Advanced Engine Development group. In 1998, he joined the Siemens AG Power Generation Division as a Senior Engineer and progressed to become a team leader. From 2002 to 2003 his duties shifted to the R&D group to help manage the development efforts of new Gas Turbine Engine design and analysis tools. In 2003, he founded AbM Engineering, LLC, an engineering consulting firm dedicated to advancing gas turbine engine technologies. In 2004 Dr. Attia joined Embry-Riddle University’s Aerospace Engineering Department. In 2005, he started the Gas Turbine Laboratory with over $2 Million of funding and 14 graduate students. He is currently a tenured Associate Professor, Chair of the Senate Committee on Research, and Associate Director of the Honors Program. His research activities include Lean Engineering, and advanced concepts relating to gas turbine engines.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Rouse, President, CEO, Chairman of the Board	2009	$52,000	0	0		0	0	0	0	$52,000
	2008	$52,000	0	0		0	0	0	0	$52,000

Phyllis J. Rouse Vice President, Secretary, Treasurer and Director	2009	$52,000	0	$40,706	(A)	0	0	0	0	$92,706
	2008	$36,833	0	$0		0	0	0	0	$36,833

(A)	Amount shown is the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders 2006 Incentive Compensation Plan	2,007,413	$0.48	2,135,000

The Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2008 Plan for services related to capital raising or promotional activities. As of December 31, 2009, no shares have been issued pursuant to the 2008 Plan. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

The following table sets forth certain information as of December 31, 2009, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,300,055	10.83%
Alpha Engines Corporation (1)	4,552,040	11.47%
Magdy Attia	20,000	0.05%
Phyllis J. Rouse (2)	200,000	0.51%

All directors and executive officers as a group (4 persons)	9,072,095	22.86%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2009 and 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $64,500 and $57,000 for audit and review fees associated with our 10-K, 10-KSB, 10-Q and 10-QSB filings.

Tax Fees

During 2009 and 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for tax work.

All Other Fees

During 2009 and 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

10.1	Convertible Debenture Amendment

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBINE TRUCK ENGINES, INC.

Dated: April 14, 2010	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: April 14, 2010	By:	/s/ Rebecca A. McDonald
Chief Financial Officer and Principal Accounting Officer