Form 10-Q
period 2010-03-31
TURBINE TRUCK ENGINES INC
filed 2010-05-17
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

There were 42,697,709 shares of the Registrant’s $0.001 par value common stock outstanding as of May 17, 2010.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2010 (unaudited) and December 31, 2009 and

for the three months ended March 31, 2010 and 2009 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2010 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash	$791,265	$603,001
Prepaid expenses	121,910	10,000

Total current assets	913,175	613,601

Furniture and equipment, net of accumulated depreciation of $42,986 (2010) and $42,271 (2009)	8,602	8,199

	$921,777	621,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$70,775	$139,520
Accrued expenses	37,166	—
Accrued interest	14,718	14,349
Accrued payroll	8,145	51,231
Note payable	500	500

Total current liabilities	131,304	205,600

Accrued expenses – long term	269,250	269,250
Accrued payroll – long term	311,034	229,178
Accrued royalty fees	864,000	801,500
Convertible note payable net of unamortized discount of $241,994 and $2,914, respectively	11,006	86
Note payable to related party	1,901	1,901

Total liabilities	1,588,495	1,507,515

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 99,000,000 shares authorized; 42,697,709 (2010) and 39,693,484 (2009) shares issued and outstanding	42,696	39,692
Additional paid in capital	11,928,513	10,914,424
Deficit accumulated during development stage	(12,226,902)	(11,563,923)
Prepaid consulting services paid with common stock	(299,025)	(79,908)
Receivable for common stock	(112,000)	(196,000)

Total stockholders’ deficit	(666,718)	(885,715)

	$921,777	$621,800

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2010
	2010	2009
Research and development costs	$58,514	$—	$3,585,664
Operating costs	595,901	293,137	8,269,387

	654,415	293,137	11,855,051
Interest expense	8,564	40,569	371,851

Net loss	$(662,979)	$(333,706)	$(12,226,902)

Net loss per share	$(0.02)	$(0.01)	$(0.81)

Weighted average number of common shares outstanding	40,337,435	23,033,752	15,118,109

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)

Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables (unaudited)
Amortization of prepaid services paid for with common stock (unaudited)
Issuance of common stock for cash, February ($0.15, per share) (unaudited)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share) (unaudited)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share) (unaudited)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share) (unaudited)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share) (unaudited)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share) (unaudited)	121,212	120	31,504
Issuance of common stock for cash, February ($0.30, per share) (unaudited)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share) (unaudited)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share) (unaudited)	33,000	33	13,827
Issuance of common stock for services, February ($0.475, per share) (unaudited)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share) (unaudited)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share) (unaudited)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share) (unaudited)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share) (unaudited)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share) (unaudited)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share) (unaudited)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share) (unaudited)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share) (unaudited)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share) (unaudited)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share) (unaudited)	1,025	1	399
Issuance of common stock for cash, March ($0.40, per share) (unaudited)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share) (unaudited)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share) (unaudited)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share) (unaudited)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share) (unaudited)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March (unaudited)			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			248,889
Net loss for the three months ended March 31, 2010 (unaudited)				(662,979)

Balance March 31, 2010 (unaudited)	42,697,709	$42,696	$11,928,513	$(12,226,902)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Period November 27, 2000 (Date of Inception) through March 31, 2010
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(662,979)	$(333,706)	$(12,226,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	165,783	50,357	3,176,831
Options and warrants issued to employees, directors and consultants		36,644	614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	9,809	35,839	282,567
Amortization of deferred loan costs		942	24,750
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	715	3,589	42,986
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(111,910)	(2,662)	(121,910)
Increase (decrease) in:
Accounts payable	(13,621)	(109,356)	160,900
Accrued expenses	37,166	19,395	306,416
Accrued payroll	38,770	8,396	319,179
Accrued royalty fees	62,500	62,500	1,280,667
Accrued interest	369	277	14,718

Net cash used by operating activities	(473,398)	(227,785)	(2,998,795)

INVESTING ACTIVITIES:
Issuance of notes receivable from stockholders			(23,000)
Advances to related party			805
Repayment of notes receivable from stockholders			22,095
Purchase of fixed assets	(1,118)		(46,588)

Net cash used by investing activities	(1,118)		(46,688)

FINANCING ACTIVITIES:
Repayment of stockholder advances		(23,000)	(157,084)
Advances from stockholders			266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	412,180	116,434	3,117,714
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable		(10,000)	(23,000)
Proceeds from issuance of convertible notes payable	250,000	200,000	802,250

Net cash provided by financing activities	662,180	283,434	3,836,748

NET INCREASE IN CASH	187,664	55,649	791,265
CASH, BEGINNING OF PERIOD	603,601	2,857

CASH, END OF PERIOD	$791,265	$58,506	$791,265

The accompanying notes are an integral part of the financial statements

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Period November 27, 2000 (Date of Inception) through March 31, 2010
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$4,453	$21,477

Subscription receivable for issuance of common stock	$100,000	$0	$129,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$384,900	$0	$2,220,200

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes	$248,889	$149,750	$524,561

Conversion of convertible debt to equity (5,633,540 shares since inception)	$0	$80,000	$469,000

Write off uncollectible stock subscription receivable	$155,000	$0	$155,000

Common stock issued for accounts payable	$55,125	$0	$90,125

The accompanying notes are an integral part of the financial statements.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2010 (unaudited)

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

The Company entered into a Cooperative Agreement (the “Agreement”) dated April 27, 2010 with Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DGCT”) specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300 – 600 HP DCGT in the People’s Republic of China. The terms of the agreement replace the terms of the agreement dated January 21, 2009 with Aerospace Machinery and Electric Co., Ltd. The terms of the agreement call for the Company to complete the design plan for the 540 HP DCGT engine with three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. The parties have agreed to execute a more detailed joint development contract upon the approval of the DCGT project by PRC regulatory authorities to specify the details of their cooperation on the development of the DCGT.

The Agreement further provides that all documentation provided by the Company to Beijing Royal at this stage shall be solely for the purpose of making a funding application, and that any further use shall be by agreement of the parties. The intellectual properties jointly developed under the Agreement would be owned by both parties equally.

During August 2009, the Company entered into a strategic alliance with Tianjin Out Sky Technology Co., Ltd. (Tianjin), a leading Chinese bicycle parts manufacturer. Details of the agreement specify that the Company and Tianjin will collaborate on the engineering and technical development of the DCGT engine for motorcycle engine applications. The agreement also stipulates the establishment of a joint venture to manufacture, market and sell the DCGT in China once the engine has been shown to have commercial potential. Other details include Tianjin’s agreement to commit up to ten million U.S. dollars in development funding over the next eighteen months with a further commitment to purchase up to five percent of the Company’s common stock via the public markets. As of March 31, 2010, no funds have been received. As of March 31, 2010 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

During September 2009, the Company entered into a letter of intent to form a joint venture with Genes Guohao Technology Co., Ltd. (“Guohao”), a Chinese corporation. The agreement stipulates that the companies will collaborate on modifying the Company’s DCGT engine for coal fired power generation applications utilizing Dry Coal Slurry Fuel. The agreement specifies that Guohao will fully fund the project and commit its industrial, engineering, and technical development resources to its success. Guohao has committed $300,000 U.S. dollars to initially fund the project. The agreement also stipulates that the Company and Guohao will form a joint venture whereby Guohao will be licensed to manufacture, market and sell the DCGT coal fired engines in Mongolia. The Joint Venture Letter of Intent further specifies that Guohao, as part of the Joint Venture Agreement, will form a new corporation, and that the Company will license the DCGT to the new entity for a 49% stake in the newly formed corporation. As of March 31, 2010 Abm engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion Abm intends to conduct preliminary testing to demonstrate its viability. As of March 31, 2010, a joint venture agreement has not been entered into.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2010 and 2009 and the period November 27, 2000 (Date of Inception) through March 31, 2010, (b) the financial position at March 31, 2010 and December 31, 2009, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, and the period November 27, 2000 (Date of Inception) through March 31, 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010 and since November 27, 2000 (date of inception) through March 31, 2010, the Company has had net losses of $662,979 and $12,226,902, respectively. As of March 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, joint venture agreements and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $864,000 and $801,500 as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, the Company determined that it is probable that accrued royalty fees will be satisfied through the issuance of common stock, accordingly, the liability was classified as a long-term liability as of March 31,2010.

The Company leases its corporate headquarters on a month-to-month basis. For the three months ended March 31, 2010 and 2009, rent expense was $7,985 and $7,985, respectively.

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

In February 2010, the Company issued 20,000 shares of common stock, valued at $11,500, to a consultant for various services to be performed through August 31, 2010. As of March 31, 2010, $4,792 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the three months ended March 31, 2010, the Company amortized $6,708 into expense related to these services.

In March 2010, the Company issued 600,000 shares of common stock, valued at $294,000, to a consultant for various services to be performed through April 30, 2010. As of March 31, 2010, $245,000 is recorded in the Company’s balance sheet as prepaid consulting services paid for with common stock. For the three months ended March 31, 2010, the Company amortized $49,000 into expense related to these services.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2010.

As of March 31, 2010 and December 31, 2009, accounts payable included $5,925 and $42,550, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

As of March 31, 2010 and December 31, 2009, the Company has $80,500 and $0 of prepaid services to a Vice President of the Company.

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

During 2010 and since inception, the Company has drawn $250,000 and $745,000 in proceeds related to the note, respectively. During 2010 and since inception, the Holder has converted $0 and $469,000 in convertible notes into 0 and 5,633,540 common shares, respectively.

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

The following table presents the activity during 2010 related to the debenture:

Principal balance of the debenture	$253,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(251,803)

Recorded at closing	$1,197
Amounts converted into common stock
Amortization of beneficial conversion feature (interest expense) through March 31, 2010	9,809

Carrying value at March 31, 2010	$11,006

7. Stock Options and Warrants

The Company issues common stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the three month periods ended March 31, 2010 and 2009 the Company recognized $93,033 and $77,857, respectively, in consulting expenses related to stock issued for these services.

Stock-based compensation cost recognized during the three months ended March 31, 2010 and 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with U.S. GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010, based on the Company’s closing stock price of $0.48 was $397,196. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009, based on the Company’s closing stock price of $0.10 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 0 and 400,000 common stock options to consultants and directors and recognized $0 and $36,644 in compensation expense for the three month periods ended March 31, 2010 and 2009, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of March 31, 2010, no shares have been issued under this plan.

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

The following table represents our stock option and warrant activity for the three months ended March 31, 2010:

	Shares	Range of Exercise Prices		Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2009	2,007,413		$0.10 – 2.00
Options and warrants granted		$		$
Options and warrants exercised		$
Options and warrants cancelled or expired	(100,000)		$0.30

Outstanding at March 31, 2010	1,907,413		$0.10 – $2.00

Exercisable at March 31, 2010	1,907,413		$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2010:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 – $2.00	1,907,413	4.27 Years	$0.49	4.27 Years	1,907,413	$0.49

Net cash proceeds from the exercise of options and warrants were $0 for each of the three months ended March 31, 2010 and 2009, respectively. The cash proceeds of options and warrants exercised was $0 for the each of the three months ended March 31, 2010 and 2009.

8. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three month periods ended March 31, 2010 and 2009 and for the period from November 27, 2000 (Date of Inception) through March 31, 2010, the Company had 1,907,413, 1,389,500 and 1,907,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.

9. Subsequent Events

The Company entered into a Share Purchase Agreement (the “Agreement”) dated May 10, 2010 with HUA TEC ENTERPRISE CO. LTD, an international company incorporated in the Independent State of Samoa (“HUA TEC”) and MING-CHIH HUANG, MING-KUN HUANG, SHU-CHIH LEE, AND WEI-HAN HUANG (individually and collectively the “Sellers”). The Agreement was executed with Disclosure Schedules in lieu of the Exhibits which are still in process of being finalized between the parties. The Exhibits when complete will be filed in a subsequent Form 8K. HUA TEC owns all of the issued and outstanding shares of GUANGDONG KINGTEC ELECTRICAL CO., LTD (the “Target”), a wholly foreign owned enterprise established under the laws of the People’s Republic of China. The Seller has represented that the Target is the sole subsidiary and asset of HUA TEC. The Target is primarily engaged in the business of manufacturing and selling automobile starters, generators and other accessories in the People’s Republic of China.

The Agreement outlines the terms under which the Sellers agreed to sell and the Company agreed to purchase eighty percent (80%) of the issued and outstanding shares of HUA TEC. The Sellers, consisting of all of the shareholders of HUA TEC, will be issued new shares of the Company’s common stock (the “Shares”), based upon a formula that is based upon the average closing stock price of the Company’s common stock for the twenty (20) trading days prior to the Closing (the “AASP”). The number of Shares will be between 7,000,000 and 14,000,000 depending upon the AASP. The Company will hold back twenty-five percent (25%) of the Shares (the “Holdback Shares”), which Shares will be released on the second (2nd) anniversary date of the Closing Date. In addition, all Shares received by the Seller will be subject to restrictions on transfer, under which one-third (1/3) of each Seller’s Shares shall, subject to relevant securities laws, become fully transferable on each of the first three (3) anniversaries of the Closing Date, so long as such Seller remains employed by or a consultant to HUA TEC or the Target, as the case may be. The Sellers have piggy-back registration rights for their Shares. The Agreement also calls for certain key employees to enter into Employment or Consulting Agreements with HUA TEC or the Target, prior to Closing and to enter into a covenant not to compete for a five (5) year period. The Agreement may be terminated by mutual agreement should the Closing fail to occur within three (3) months or four (4) months if so extended by either the Seller or the Company).

The closing date is set for the 5th business day following satisfaction of the closing conditions outlined in the Agreement, but in no event shall it be later than three (3) months from the Effective Date of the Agreement (or four (4) months if either party requests). By way of example, and not as a complete list, among the conditions precedent to the Closing, the Company is to receive (a) proof that HUA TEC nor the Target own any of the Excluded properties on Schedule 2.2(i): (b) evidence that HUA TEC and Target have a replacement working capital loan facility in place that is acceptable to the Company; (c) auditable statements for HUA TEC and Target have been received; (d) clean Phase I environmental reports on all Target sites other than the Excluded Properties; (e) Proxy from Sellers to the Company’s Chairman, for all voting rights for the Shares until they are legally disposed of pursuant to the terms of the Agreement; and (f) Company is satisfied with all legal, business, accounting and financial due diligence. The Sellers must also deliver all necessary governmental approvals, and assist the Company in obtaining any required governmental approvals that it may need relative to the transactions contemplated by the Agreement.

The Agreement provides for the possibility of a Purchase Price Adjustment. If net working capital is negative, the Purchase Price would be reduced by a set formula contained in the Agreement (the “Adjustment”). The Adjustment is to be determined, if at all, by the Closing Balance Sheet of HUA TEC and an Adjustment Certificate that the Company is to provide to the Sellers within forty-five (45) days of Closing. If the parties dispute the Adjustment Certificate calculations, the Agreement provides for an independent accounting firm to provide the final say.

Following the Closing, HUA TEC will issue to Sellers collectively, redeemable preference shares of no par value, entitling Sellers to priority distributions on an annual basis equal to thirty percent (30%) of the net profits of the Target distributable to HUA TEC for any fiscal year so long as Messrs Ming-Chih Huang and Ming-Kun Huang remain employed or in a consulting position. Any such Priority payments are subject to availability of funds. Preference shares shall be redeemed and Sellers right to priority payments shall terminate in the event of a sale of HUA TEC or Target or if Sellers collective common shareholdings fall below five percent (5%) for any reason. The Preference shares have no voting or other rights.

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

The Company entered into a LOI Joint Venture Agreement dated September 7, 2009 with GENES GUOHAO TECHNOLOGY, Co., Ltd., a Chinese corporation (“GUOHAO”) for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine for coal fired power generation engine applications. The terms of the Agreement call for GUOHAO to fully fund the project and devote all available resources towards the development of the new fuel source and to work in collaboration with all of the Company’s development partners in the design modifications, construction, and testing for a dry coal slurry fuel for the DCGT. Upon completion, GUOHAO will form a new corporation to Joint Venture with TURBINE. TURBINE, in return will then license the DCGT to the new entity for a 49% ownership interest. The Joint Venture, the terms of which are to be determined at a later date, will license the entity to manufacture and sell the DCGT coal fired engines in Mongolia. As of March 31, 2010 Abm engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion Abm intends to conduct preliminary testing to demonstrate its viability.

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

As of March 31, 2010 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

The Company entered into a Cooperative Agreement (the “Agreement”) dated April 27, 2010 with Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DGCT”) specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300 – 600 HP DCGT in the People’s Republic of China. The terms of the agreement replace the terms of the agreement dated January 21, 2009 with Aerospace Machinery and Electric Co., Ltd. The terms of the agreement call for the Company to complete the design plan for the 540 HP DCGT engine with three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. The parties have agreed to execute a more detailed joint development contract upon the approval of the DCGT project by PRC regulatory authorities to specify the details of their cooperation on the development of the DCGT.

The Agreement further provides that all documentation provided by the Company to Beijing Royal at this stage shall be solely for the purpose of making a funding application, and that any further use shall be by agreement of the parties. The intellectual properties jointly developed under the Agreement would be owned by both parties equally.

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

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Research and development costs for the three months ended March 31, 2010 and 2009, totaled $58,514 and $0, respectively. The increase of $58,514 was primarily attributable to additional costs incurred for the testing of the DCGT engine in 2010.

Operating Costs – During the three months ended March 31, 2010 and 2009, operating costs totaled $595,901 and $293,137, respectively. The increase of $302,764 was mainly attributable to a $66,761 increase in consulting expenses due to several new consulting contracts, the Company also had an approximate $128,000 increase in professional fees, an increase of approximately $40,000 in payroll costs due to additional employees, an increase of $72,750 in stock based compensation and an additional $25,554 increase in travel expenses related to the AMEC agreement.

Interest (Income) Expense - Net - During the three months ended March 31, 2010 and 2009 net interest expense totaled $8,564 and $40,569, respectively. The decrease of $32,005 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009. In 2010, the Company is amortizing the beneficial conversion feature over the life of the debt and the note holder has not yet elected to convert the convertible debenture.

The net loss for the three months ended March 31, 2010 and 2009 was $662,979 and $333,706, respectively. The increase of $329,273 was mainly attributable to the increase in operating costs and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, for the three months ended March 31, 2010 and since November 27, 2000 (date of inception) through March 31, 2010, the Company has had net losses of $662,979 and $12,226,902, respectively. As of March 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2010 we raised cash of approximately $2,923,180 net of issuance costs, through private placements of common stock financings and $802,250 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through March 31, 2010 we have incurred $3,585,664 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2010, we had an accumulated deficit of $12,226,902 and working capital of $781,871.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2010 and since inception, the Company has drawn $250,000 and $745,000, respectively, in proceeds related to the note. During 2010 and since inception, the Holder has converted $0 and $469,000 in convertible notes into 0 and 5,633,540 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2010 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
2006 Non-Plan Options and Warrants	1,907,413	$981,800

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During February 2010, the Company issued 135,000 shares of common stock for cash at a price of $0.15 per share.

During February 2010, the Company issued 318,420 shares of common stock for cash at a price of $0.16 per share.

During February 2010, the Company issued 159,647 shares of common stock for cash at a price of $0.17 per share.

During February 2010, the Company issued 10,000 shares of common stock for cash at a price of $0.18 per share.

During February 2010, the Company issued 553,261 shares of common stock for cash at a price of $0.23 per share.

During February 2010, the Company issued 121,212 shares of common stock in settlement of accounts payable at a price of $0.261 per share.

During February 2010, the Company issued 101,000 shares of common stock for cash at a price of $0.30 per share.

During February 2010, the Company issued 100,000 shares of common stock for cash at a price of $0.333 per share.

During February 2010, the Company issued 33,000 shares of common stock for cash at a price of $0.42 per share.

During February 2010, the Company issued 14,000 shares of common stock for services at a price of $0.475 per share.

During February 2010, the Company issued 20,000 shares of common stock for services at a price of $0.575 per share.

During March 2010, the Company issued 10,000 shares of common stock for cash at a price of $0.18 per share.

During March 2010, the Company issued 4,761 shares of common stock for cash at a price of $0.21 per share.

During March 2010, the Company issued 357,142 shares of common stock for cash at a price of $0.28 per share.

During March 2010, the Company issued 6,803 shares of common stock for cash at a price of $0.294 per share.

During March 2010, the Company issued 152,666 shares of common stock for cash at a price of $0.30 per share.

During March 2010, the Company issued 6,000 shares of common stock for cash at a price of $0.35 per share.

During March 2010, the Company issued 13,514 shares of common stock for cash at a price of $0.37 per share.

During March 2010, the Company issued 50,000 shares of common stock for cash at a price of $0.38 per share.

During March 2010, the Company issued 1,025 shares of common stock for cash at a price of $0.39 per share.

During March 2010, the Company issued 3,000 shares of common stock for cash at a price of $0.40 per share.

During March 2010, the Company issued 80,000 shares of common stock in settlement of accounts payable at a price of $0.269 per share.

During March 2010, the Company issued 3,774 shares of common stock in settlement of accounts payable at a price of $0.53 per share.

During March 2010, the Company issued 150,000 shares of common stock for services at a price of $0.485 per share.

During March 2010, the Company issued 600,000 shares of common stock for services at a price of $0.49 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2010, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 17, 2010	By:	/S/ MICHAEL ROUSE
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 17, 2010	By:	/S/ REBECCA A. MCDONALD
Principal Accounting Officer