Form 10-Q
period 2010-06-30
TURBINE TRUCK ENGINES INC
filed 2010-08-16
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

There were 42,976,768 shares of the Registrant’s $0.001 par value common stock outstanding as of August 12, 2010.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of June 30, 2010 (unaudited) and December 31, 2009 and

for the three and six months ended June 30, 2010 and 2009 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2010 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash	$340,707	$603,001
Prepaid expenses	18,480	10,000

Total current assets	359,187	613,601

Prepaid agency fee	100,000
Furniture and equipment, net of accumulated depreciation of $44,387 (2010) and $42,271 (2009)	10,542	8,199

	$469,729	621,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$167,216	$139,520
Accrued expenses	58,410	—
Accrued interest	14,718	14,349
Accrued payroll	35,182	51,231
Note payable	500	500

Total current liabilities	276,026	205,600

Accrued expenses – long term	269,250	269,250
Accrued payroll – long term	199,655	229,178
Accrued royalty fees	926,500	801,500
Convertible note payable net of unamortized discount of $215,213 and $2,914, respectively	37,787	86
Note payable to related party	1,901	1,901

Total liabilities	1,711,119	1,507,515

Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 99,000,000 shares authorized; 43,292,351 (2010) and 39,693,484 (2009) shares issued and outstanding	43,291	39,692
Additional paid in capital	12,164,505	10,914,424
Deficit accumulated during development stage	(13,422,648)	(11,563,923)
Prepaid consulting services paid with common stock	(14,538)	(79,908)
Receivable for common stock	(12,000)	(196,000)

Total stockholders’ deficit	(1,241,390)	(885,715)

	$469,729	$621,800

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000
	2010	2009	2010	2009	(Date of Inception) through June 30, 2010
Research and development costs	$67,226	$71,636	$125,740	$71,636	$3,652,890
Operating costs	1,102,765	247,794	1,698,665	540,931	9,372,151

	1,169,991	319,430	1,824,405	612,567	13,025,041
Interest (income) expense	25,756	98,153	34,320	138,722	397,607

Net loss	$(1,195,747)	$(417,583)	$(1,858,725)	$(751,289)	$(13,422,648)

Net loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.03)	$(0.85)

Weighted average number of common shares outstanding	42,997,959	26,730,153	41,687,640	24,898,053	15,876,208

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2010

	Common Stock			Deficit
	Shares	Amount	Additional Paid in Capital	Accumulated During Development Stage
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	10,390,000	$10,390
Net loss for the period				$(4,029)

Balance, December 31, 2000	10,390,000	10,390		(4,029)
Issuance of common stock for cash, February 2001*	10,000	10	$4,990
Issuance of common stock for cash, March 2001*	10,000	10	4,990
Issuance of common stock for cash, August 2001*	10,000	10	4,990
Issuance of common stock for cash, September 2001*	55,000	55	27,445
Payment for common stock issued under subscription receivable
Net loss				31,789

Balance, December 31, 2001	10,475,000	10,475	42,415	(35,818)
Issuance of common stock for cash, January 2002*	5,000	5	2,495
Issuance of common stock for cash, February 2002*	10,000	10	4,990
Issuance of common stock for cash, April 2002*	25,000	25	12,475
Issuance of common stock for cash, May 2002*	65,000	65	32,435
Issuance of common stock for cash, June 2002*	70,000	70	34,930
Issuance of common stock for cash, August 2002*	10,000	10	4,990
Issuance of common stock for cash, October 2002*	10,000	10	4,990
Issuance of common stock to acquire licensing agreement, July 2002*	5,000,000	5,000	2,495,000
Shares returned to treasury by founding stockholder, July 2002	(5,000,000)	(5.000)	5,000
Net loss				(2,796,768)

Balance, December 31, 2002	10,670,000	10,670	2,639,720	(2,832,586)
Issuance of common stock for cash, February 2003*	207,000	207	103,293
Issuance of common stock for cash, September 2003*	30,000	30	14,970
Issuance of common stock for services, September 2003*	290,000	290	144,710
Payment for common stock issued under subscription agreement
Offering costs for private placement offering			(33,774)
Net loss				(190,567)

Balance, December 31, 2003	11,197,000	11,197	2,868,919	(3,023,153)
Issuance of notes payable with beneficial conversion feature			19,507
Issuance of common stock for services, September 2004 ($2.00 per share)	20,000	20	39,980
Conversion of notes payable, August 2004 ($2.00 per share)	31,125	31	62,219
Issuance of common stock for cash, September 2004 ($2.00 per share)	25,025	25	50,025
Issuance of common stock for cash, October 2004 ($2.00 per share)	1,000	1	1,999
Issuance of common stock for cash, November 2004 ($2.00 per share)	3,500	4	6,996
Issuance of common stock for cash, December 2004 ($2.00 per share)	3,000	3	5,997
Amortization of offering costs related to Form SB-2 filing			(10,159)
Amortization of stock for services related to Form SB-2 offering			(6,317)
Contribution from shareholder			18,256
Net loss				(282,009)

Balance, December 31, 2004	11,280,650	11,281	3,057,422	(3,305,162)

*	Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period					(4,029)

Balance, December 31, 2000				(390)	5,971
Issuance of common stock for cash, February 2001*					5,000
Issuance of common stock for cash, March 2001*					5,000
Issuance of common stock for cash, August 2001*					5,000
Issuance of common stock for cash, September 2001*					27,500
Payment for common stock issued under subscription receivable				300	300
Net loss					(31,789)

Balance, December 31, 2001				(90)	16,982
Issuance of common stock for cash, January 2002*					2,500
Issuance of common stock for cash, February 2002*					5,000
Issuance of common stock for cash, April 2002*					12,500
Issuance of common stock for cash, May 2002*					32,500
Issuance of common stock for cash, June 2002*				(2,500)	32,500
Issuance of common stock for cash, August 2002*					5,000
Issuance of common stock for cash, October 2002*					5,000
Issuance of common stock to acquire licensing agreement, July 2002*					2,500,000
Shares returned to treasury by founding stockholder, July 2002
Net loss					(2,796,768)

Balance, December 31, 2002				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*					103,500
Issuance of common stock for cash, September 2003*					15,000
Issuance of common stock for services, September 2003*	$(74,850)				70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering					(33,774)
Net loss					(190,567)

Balance, December 31, 2003	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)					40,000
Conversion of notes payable, August 2004 ($2.00 per share)					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)					6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering	6,317
Contribution from shareholder					18,256
Net loss					(282,009)

Balance, December 31, 2004	(68,533)			(90)	(305,082)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2010

	Common Stock			Deficit
	Shares	Amount	Additional Paid in Capital	Accumulated During Development Stage
Issuance of common stock for services, January 2005 ($2.00 per share)	80,000	80	159,920
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)	125,000	125	249,875
Issuance of common stock for cash, February 2005 ($2.00 per share)	3,200	3	6,397
Issuance of common stock for cash, March 2005 ($2.00 per share)	1,500	1	2,999
Amortization of offering costs related to Form SB-2 filing			(31,216)
Amortization of stock for services related to Form SB-2 offering			(19,413)
Issuance of common stock for services, April 2005 ($2.00 per share)	5,000	5	9,995
Capital contribution from stockholder, May 2005			170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)	15,550	16	31,084
Write off of stock for services related to Form SB-2 filing
Issuance of common stock for cash, June 2005 ($2.00 per share)	9,100	9	18,191
Issuance of common stock for services, June 2005 ($1.70 per share)	100,000	100	169,900
Capital contribution from stockholder, June 2005			450
Issuance of common stock for cash, August 2005 ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, July 2005 ($1.00 per share)	40,000	40	39,960
Amortization of prepaid services paid for with common stock
Write off prepaid services paid for with common stock due to terminated agreement
Issuance of common stock for cash, October ($1.00 per share)	25,000	25	24,975
Issuance of common stock for cash, November ($1.00 per share)	20,000	20	19,980
Issuance of common stock for cash, December ($1.00 per share)	5,000	5	4,995
Net loss				(1,068,738)

Balance, December 31, 2005	11,715,000	11,715	3,920,509	(4,373,900)
Issuance of common stock for cash, January ($1.00 per share)	65,000	65	64,935
Issuance of common stock for cash, February ($1.00 per share)	1,500	2	1,498
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, March ($1.00 per share)	1,675	2	1,673
Issuance of common stock for cash, April ($1.00 per share)	5,000	5	4,995
Issuance of common stock for services, May ($1.00 per share)	10,000	10	9,990
Issuance of common stock for services, May ($1.15 per share)	10,000	10	11,490
Issuance of common stock for cash, June ($.80 per share)	15,000	15	11,985
Issuance of common stock and warrants for cash, June ($.50 per share)	200,000	200	99,800
Issuance of common stock for services, June ($1.15 per share)	150,000	150	172,350
Issuance of common stock for services, July ($1.10 per share)	109,091	109	119,891
Issuance of common stock for services, July ($.50 per share)	30,000	30	14,970
Issuance of common stock for settlement of debt, August ($.85 per share)	125,253	125	106,341
Issuance of common stock for services, August ($.81 per share)	10,000	10	8,065
Issuance of common stock and warrants for cash, September ($.50 per share)	167,200	167	83,433
Issuance of common stock for services, September ($.50 per share)	210,000	210	104,790
Issuance of common stock for services, September ($.74 per share)	10,000	10	7,385
Issuance of common stock in settlement of a payable, September ($4.16 per share)	100,000	100	416,567
Issuance of options to employees, directors and consultants, September			78,355

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Receivable for Common Stock	Subscription Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share)					160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)					250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)					6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)					3,000
Amortization of offering costs related to Form SB-2 filing					(31,216)
Amortization of stock for services related to Form SB-2 offering	19,413
Issuance of common stock for services, April 2005 ($2.00 per share)					10,000
Capital contribution from stockholder, May 2005					170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)					31,100
Write off of stock for services related to Form SB-2 filing	49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)					18,200
Issuance of common stock for services, June 2005 ($1.70 per share)		$(170,000)
Capital contribution from stockholder, June 2005					450
Issuance of common stock for cash, August 2005 ($1.00 per share)					5000
Issuance of common stock for services, July 2005 ($1.00 per share)		(40,000)
Amortization of prepaid services paid for with common stock		26,833			26,833
Write off prepaid services paid for with common stock due to terminated agreement			161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)					25,000
Issuance of common stock for cash, November ($1.00 per share)					20,000
Issuance of common stock for cash, December ($1.00 per share)					5000
Net loss					(1,068,738)

Balance, December 31, 2005			(21,667)	(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share)					65,000
Issuance of common stock for cash, February ($1.00 per share)					1,500
Amortization of prepaid services paid for with common stock			204,556		204,556
Issuance of common stock for cash, March ($1.00 per share)					1,675
Issuance of common stock for cash, April ($1.00 per share)					5,000
Issuance of common stock for services, May ($1.00 per share)					10,000
Issuance of common stock for services, May ($1.15 per share)					11,500
Issuance of common stock for cash, June ($.80 per share)					12,000
Issuance of common stock and warrants for cash, June ($.50 per share)					100,000
Issuance of common stock for services, June ($1.15 per share)			(172,500)
Issuance of common stock for services, July ($1.10 per share)			(120,000)
Issuance of common stock for services, July ($.50 per share)			(5,000)		10,000
Issuance of common stock for settlement of debt, August ($.85 per share)					106,466
Issuance of common stock for services, August ($.81 per share)					8,075
Issuance of common stock and warrants for cash, September ($.50 per share)					83,600
Issuance of common stock for services, September ($.50 per share)			(12,500)		92,500
Issuance of common stock for services, September ($.74 per share)					7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share)					416,667
Issuance of options to employees, directors and consultants, September					78,355

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through June 30, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)

Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables (unaudited)
Amortization of prepaid services paid for with common stock (unaudited)
Issuance of common stock for cash, February ($0.15, per share) (unaudited)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share) (unaudited)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share) (unaudited)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share) (unaudited)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share) (unaudited)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share) (unaudited)	121,212	120	31,504
Issuance of common stock for cash, February ($0.30, per share) (unaudited)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share) (unaudited)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share) (unaudited)	33,000	33	13,827
Issuance of common stock for services, February ($0.475, per share) (unaudited)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share) (unaudited)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share) (unaudited)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share) (unaudited)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share) (unaudited)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share) (unaudited)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share) (unaudited)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share) (unaudited)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share) (unaudited)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share) (unaudited)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share) (unaudited)	1,025	1	399
Issuance of common stock for cash, March ($0.40, per share) (unaudited)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share) (unaudited)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share) (unaudited)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share) (unaudited)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share) (unaudited)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March (unaudited)			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)			248,889
Issuance of common stock for cash, April ($0.34, per share) (unaudited)	40,000	40	13,560
Issuance of common stock for cash, April ($0.36, per share) (unaudited)	24,000	24	8,568
Issuance of common stock for cash, April ($0.39, per share) (unaudited)	1,795	2	698
Issuance of common stock for cash, April ($0.42, per share) (unaudited)	3,570	4	1,496
Issuance of common stock for cash, April ($0.43, per share) (unaudited)	2,500	2	1,073
Issuance of common stock for cash, April ($0.44, per share) (unaudited)	7,955	8	3,492
Issuance of common stock for cash, April ($0.45, per share) (unaudited)	10,000	10	4,490
Issuance of common stock for services, April ($0.49, per share) (unaudited)	55,000	55	26,895
Issuance of common stock for cash, May ($0.35, per share) (unaudited)	28,572	29	9,971
Issuance of common stock for cash, May ($0.40, per share) (unaudited)	14,000	14	5,586
Issuance of common stock for cash, May ($0.44, per share) (unaudited)	116,500	116	51,144
Issuance of common stock for cash, June ($0.28, per share) (unaudited)	25,000	25	6,975
Issuance of common stock for cash, June ($0.30, per share) (unaudited)	11,000	11	3,289
Issuance of common stock for cash, June ($0.31, per share) (unaudited)	1,000	1	309
Issuance of common stock for cash, June ($0.32, per share) (unaudited)	3,750	4	1,196
Issuance of common stock for services, June ($0.38, per share) (unaudited)	150,000	150	56,850
Issuance of common stock for services, June ($0.41, per share) (unaudited)	100,000	100	40,400
Payment received for stock subscription receivable, June (unaudited)
Net loss for the six months ended June 30, 2010 (unaudited)				(1,858,725)

Balance June 30, 2010 (unaudited)	43,292,351	$43,291	$12,164,505	$(13,422,648)

	Deferred Non-Cash Offering Costs	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per share)				30,000
Issuance of common stock for services, February ($0.38, per shares)				60,800
Issuance of common stock for services, February ($0.26, per share)				3,120
Issuance of common stock for services, April ($0.12, per share)		(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)		(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)				14,500
Issuance of common stock for cash, June ($0.10, per share)				33,400
Issuance of common stock for cash, June ($0.085, per share)				12,750
Issuance of common stock for cash, June ($0.08, per share)				2,000
Issuance of common stock for services, June ($0.16, per share)		(48,000)
Amortization of prepaid services paid for with common stock		110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt				25,000
Issuance of common stock for cash, July ($0.10, per share)				37,951
Issuance of common stock for services, July ($0.15, per share)				4,500
Issuance of common stock for cash, August ($0.10, per share)				10,100
Issuance of common stock for cash, September ($0.10, per share)				36,900
Issuance of common stock for cash, September ($0.08, per share)				24,500
Issuance of common stock for cash, October ($0.08, per share)				300
Issuance of common stock for cash, October ($0.09, per share)				3,600
Issuance of common stock for cash, October ($0.10, per share)				2,700
Issuance of common stock for cash, November ($0.08, per share)				1,000
Issuance of common stock for cash, November ($0.10, per share)				3,240
Issuance of common stock for services, December ($0.071, per share)				888
Issuance of common stock for cash, December ($0.08, per share)				12,900
Issuance of common stock for cash, December ($0.10, per share)				2,630
Issuance of common stock for services, December ($0.09, per share)				900
Issuance of common stock for services, December ($0.13, per share)		(65,000)
Issuance of common stock for services, December ($0.17, per share)				2,125
Issuance of common stock for services, December ($0.1954, per share)				19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)				2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)				15,000
Issuance of warrants for services, December				29,578
Net loss				(982,677)

Balance December 31, 2008		(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock		571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)				15,000
Issuance of common stock for cash, January ($0.50, per share)				99
Issuance of common stock for cash, January ($0.07, per share)				20,650
Issuance of common stock for cash, January ($0.08, per share)				1,000
Issuance of common stock for cash, January ($0.10, per share)				25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)				10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)				20,000
Issuance of common stock for cash, February ($0.07, per share)				36,885
Issuance of common stock for cash, February ($0.10, per share)				11,050
Issuance of common stock for services, March ($0.11, per share)		(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)				10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)				25,000
Issuance of common stock for cash, March ($0.07, per share)				20,250
Issuance of common stock for cash, March ($0.10, per share)				1,000
Value of the beneficial conversion feature for the issuance of convertible debt				149,750
Issuance of warrants for services, January				36,644
Issuance of common stock for services, April ($0.09, per share)				1,800
Issuance of common stock for services, April ($0.10, per share)		(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)				19,250
Issuance of common stock for cash, April ($0.10, per share)				2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)				35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)				10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)				25,000
Issuance of common stock for services, May ($0.09, per share)				5,150
Issuance of common stock for cash, May ($0.07, per share)				5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)				25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)				55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)				40,750
Issuance of common stock for cash, June ($0.08, per share)				34,982
Issuance of common stock for cash, July ($0.07, per share)				68,337
Issuance of common stock for cash, July ($0.065, per share)				14,008
Issuance of common stock for cash, July ($0.10, per share)				2,000
Issuance of common stock for cash, July ($0.26, per share)				1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)				10,000
Issuance of common stock for cash, August ($0.07, per share)				9,100
Issuance of common stock for cash, August ($0.085, per share)				5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)				148,000
Issuance of common stock for cash, August ($0.11, per share)				1,100
Issuance of common stock for cash, August ($0.12, per share)				12,000
Issuance of common stock for cash, August ($0.24, per share)				36,600
Issuance of common stock for cash, August ($0.26, per share)				36,500
Issuance of common stock for cash, August ($0.28, per share)				4,700
Issuance of common stock for cash, August ($0.30, per share)				49,200
Issuance of common stock for cash, August ($0.33, per share)				2,100
Issuance of common stock for services, August ($0.09, per share)		(108,000)
Issuance of common stock for services, August ($0.25, per share)		(25,000)
Issuance of common stock for services, August ($0.10, per share)		(5,000)
Issuance of common stock for services, August ($0.16, per share)		(16,000)
Issuance of common stock for cash, September ($0.10, per share)				2,000
Issuance of common stock for cash, September ($0.20, per share)				8,000
Issuance of common stock for cash, September ($0.22, per share)				63,000
Issuance of common stock for cash, September ($0.23, per share)				29,000
Issuance of common stock for cash, September ($0.235, per share)				7,000
Issuance of common stock for cash, September ($0.25, per share)				11,500
Issuance of common stock for cash, September ($0.26, per share)				21,900
Issuance of common stock for cash, September ($0.30, per share)				6,400
Issuance of common stock for cash, September ($0.325, per share)				400
Issuance of common stock for cash, September ($0.33, per share)				22,110
Issuance of common stock for cash, September ($0.375, per share)				3,750
Issuance of common stock for services, September ($0.47, per share)				47,000
Issuance of common stock for services, September ($0.61, per share)		(305,000)
Issuance of common stock for services, September ($0.50, per share)		(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)				35,000
Issuance of common stock options, July				40,706
Issuance of common stock for cash, October ($0.22, per share)				2,500
Issuance of common stock for cash, October ($0.18, per share)				44,300
Issuance of common stock for cash, October ($0.17, per share)				4,400
Issuance of common stock for cash, November ($0.18, per share)				17,780
Issuance of common stock for cash, November ($0.20 per share)				33,500
Issuance of common stock for cash, December ($0.19, per share)				475
Issuance of common stock for cash, December ($0.16, per share)			(16,000)
Issuance of common stock for cash, December ($0.17, per share)			(1,000)
Issuance of common stock for cash, December ($0.18, per share)			(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)				2,000
Issuance of common stock for cash, December ($0.30, per share)				330,000
Issuance of common stock for services, October ($0.42, per share)				42,000
Issuance of common stock for services, December ($0.38, per share)		(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)				192,000
Value of the beneficial conversion feature for the issuance of convertible debt				100,921
Issuance of warrants				10,161
Payment on stock subscription receivable			90	90
Net loss				(2,271,917)

Balance, December 31, 2009		(79,908)	(196,000)	(885,715)
Payment on stock subscription receivables (unaudited)			29,000	29,000
Amortization of prepaid services paid for with common stock (unaudited)		316,112		316,112
Issuance of common stock for cash, February ($0.15, per share) (unaudited)				20,250
Issuance of common stock for cash, February ($0.16, per share) (unaudited)				50,947
Issuance of common stock for cash, February ($0.17, per share) (unaudited)				27,140
Issuance of common stock for cash, February ($0.18, per share) (unaudited)				1,800
Issuance of common stock for cash, February ($0.23, per share) (unaudited)				127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share) (unaudited)				31,624
Issuance of common stock for cash, February ($0.30, per share) (unaudited)				30,300
Issuance of common stock for cash, February ($0.333, per share) (unaudited)				33,333
Issuance of common stock for cash, February ($0.42, per share) (unaudited)				13,860
Issuance of common stock for services, February ($0.475, per share) (unaudited)		(950)		5,700
Issuance of common stock for services, February ($0.575, per share) (unaudited)		(4,792)		6,708
Issuance of common stock for cash, March ($0.18, per share) (unaudited)				1,800
Issuance of common stock for cash, March ($0.21, per share) (unaudited)				1,000
Issuance of common stock for cash, March ($0.28, per share) (unaudited)			(100,000)
Issuance of common stock for cash, March ($0.294, per share) (unaudited)				2,000
Issuance of common stock for cash, March ($0.30, per share) (unaudited)				45,800
Issuance of common stock for cash, March ($0.35, per share) (unaudited)				2,100
Issuance of common stock for cash, March ($0.37, per share) (unaudited)				5,000
Issuance of common stock for cash, March ($0.38, per share) (unaudited)				19,000
Issuance of common stock for cash, March ($0.39, per share) (unaudited)				400
Issuance of common stock for cash, March ($0.40, per share) (unaudited)				1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share) (unaudited)				21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share) (unaudited)				2,000
Issuance of common stock for services, March ($0.485, per share) (unaudited)				72,750
Issuance of common stock for services, March ($0.49, per share) (unaudited)		(245,000)		49,000
Write off uncollectible stock subscription receivable, March (unaudited)			155,000
Value of the beneficial conversion feature for the issuance of convertible debt (unaudited)				248,889
Issuance of common stock for cash, April ($0.34, per share) (unaudited)				13,600
Issuance of common stock for cash, April ($0.36, per share) (unaudited)				8,592
Issuance of common stock for cash, April ($0.39, per share) (unaudited)				700
Issuance of common stock for cash, April ($0.42, per share) (unaudited)				1,500
Issuance of common stock for cash, April ($0.43, per share) (unaudited)				1,075
Issuance of common stock for cash, April ($0.44, per share) (unaudited)				3,500
Issuance of common stock for cash, April ($0.45, per share) (unaudited)				4,500
Issuance of common stock for services, April ($0.49, per share) (unaudited)				26,950
Issuance of common stock for cash, May ($0.35, per share) (unaudited)				10,000
Issuance of common stock for cash, May ($0.40, per share) (unaudited)				5,600
Issuance of common stock for cash, May ($0.44, per share) (unaudited)				51,260
Issuance of common stock for cash, June ($0.28, per share) (unaudited)				7,000
Issuance of common stock for cash, June ($0.30, per share) (unaudited)				3,300
Issuance of common stock for cash, June ($0.31, per share) (unaudited)				310
Issuance of common stock for cash, June ($0.32, per share) (unaudited)				1,200
Issuance of common stock for services, June ($0.38, per share) (unaudited)				57,000
Issuance of common stock for services, June ($0.41, per share) (unaudited)				40,500
Payment received for stock subscription receivable, June (unaudited)			100,000	100,000
Net loss for the six months ended June 30, 2010 (unaudited)				(1,858,725)

Balance June 30, 2010 (unaudited)	$	$(14,538)	$(12,000)	$(1,241,390)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2010	June 30, 2009	Period November 27, 2000 (Date of Inception) through June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,858,725)	$(751,289)	$(13,422,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	574,720	117,999	3,585,768
Options and warrants issued to employees, directors and consultants		36,644	614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	36,590	131,098	309,348
Amortization of deferred loan costs		1,955	24,750
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Depreciation	2,116	3,937	44,387
Amortization of discount on notes payable			33,858
Increase in prepaid expenses	(108,480)		(118,480)
Increase (decrease) in:
Accounts payable	82,821	(25,865)	257,341
Accrued expenses	58,410	(6,000)	327,660
Accrued payroll	(45,572)	19,786	234,837
Accrued royalty fees	125,000	125,000	1,343,167
Accrued interest	369	(234)	14,718

Net cash used by operating activities	(1,132,751)	(346,969)	(3,658,149)

INVESTING ACTIVITIES:
Issuance of notes receivable from stockholders			(23,000)
Advances to related party			805
Repayment of notes receivable from stockholders			22,095
Purchase of fixed assets	(4,459)		(49,929)

Net cash used by investing activities	(4,459)		(50,029)

FINANCING ACTIVITIES:
Repayment of stockholder advances		(23,854)	(157,084)
Advances from stockholders			266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	624,316	219,754	3,329,851
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable		(10,000)	(23,000)
Proceeds from issuance of convertible notes payable	250,000	200,000	802,250

Net cash provided by financing activities	874,316	385,900	4,048,885

NET (DECREASE) INCREASE IN CASH	(262,894)	38,931	340,707
CASH, BEGINNING OF PERIOD	603,601	2,857

CASH, END OF PERIOD	$340,707	$41,788	$340,707

The accompanying notes are an integral part of the financial statements

	For the Six Months Ended
	June 30, 2010	June 30, 2009	Period November 27, 2000 (Date of Inception) through June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$7,878	$21,477

Subscription receivable for issuance of common stock	$0	$0	$29,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for services	$312,150	$0	$2,137,450

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Beneficial conversion feature on convertible notes	$248,889	$149,750	$524,561

Conversion of convertible debt to equity (5,633,540 shares since inception)	$0	$230,000	$469,000

Write off uncollectible stock subscription receivable	$155,000	$0	$155,000

Common stock issued for accounts payable	$55,125	$0	$90,125

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2010 (unaudited)

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

The Company entered into a Cooperative Agreement (the “Agreement”) dated April 27, 2010 with Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DGCT”) specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300 – 600 HP DCGT in the People’s Republic of China. The terms of the agreement replace the terms of the agreement dated January 21, 2009 with Aerospace Machinery and Electric Co., Ltd. The terms of the agreement call for the Company to complete the design plan for the 540 HP DCGT engine within three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. The parties have agreed to execute a more detailed joint development contract upon the approval of the DCGT project by PRC regulatory authorities to specify the details of their cooperation on the development of the DCGT.

The Agreement further provides that all documentation provided by the Company to Beijing Royal at this stage shall be solely for the purpose of making a funding application, and that any further use shall be by agreement of the parties. The intellectual properties jointly developed under the Agreement would be owned by both parties equally.

The Company entered into various strategic alliance agreements with foreign companies during the year ended December 31, 2009. During the six months ended June 30, 2010, there were no material changes, as disclosed in the December 31, 2009 10-K, to these agreements that would warrant further disclosure in these financial statements.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2010 and 2009 and the period November 27, 2000 (Date of Inception) through June 30, 2010, (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the six month periods ended June 30, 2010 and 2009, and the period November 27, 2000 (Date of Inception) through June 30, 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2010 and since November 27, 2000 (date of inception) through June 30, 2010, the Company has had net losses of $1,195,747, $1,858,725 and $13,422,648, respectively. As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, joint venture agreements and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

Once the Company becomes operational it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $926,500 and $801,500 as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, the Company determined that it is probable that accrued royalty fees will be satisfied through the issuance of common stock, accordingly, the liability was classified as a long-term liability as of June 30,2010.

In March 2010, the Company issued 600,000 shares of common stock, valued at $294,000, to a consultant for various services to be performed through April 30, 2010. For the three and six months ended June 30, 2010, the Company amortized $245,000 and $294,000 into expense related to these services.

The Company entered into a Share Purchase Agreement in May 2010 with Hua Tec Enterprise Co. LTD, an international company incorporated in the Independent State of Samoa. HUA TEC owns all of the issued and outstanding shares of Guandong Kingtec Electrical Co., LTD, a wholly foreign owned enterprise established under the laws of the People’s Republic of China. Kingtec is primarily engaged in the business of manufacturing and selling automobile starters, generators and other accessories in the People’s Republic of China. The closing of this purchase agreement is contingent upon certain conditions as outlined in the agreement.

The Company has also entered into a Strategic Alliance Agreement with Falcon Power Co., Ltd., a Taiwan limited by share company for the purpose of collaborating on the engineering, technical development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) and the Hydrogen Generator specifically for application opportunities in Taiwan, China and other markets. The terms of the Agreement call for Falcon and TTE to collaborate on modifying and applying the DCGT engine technology to integrate with Falcon’s Hydrogen Generator, for the purpose of allowing Falcon to be able to design a suitable device for the anticipated Joint Venture.

As part of the Agreement, the parties anticipate a mutually agreed stock swap between the two publically traded companies will be pursued. No agreement has been reached as to this proposed stock swap through the date of filing.

The Company also entered into an Exclusive Agency Agreement with Falcon Power Co., Ltd. The Agreement grants TTE the exclusive right to resell Falcons’ Products in the State of New York, State of Florida, State of Oklahoma and State of Colorado. As part of this agreement the company is to pay an Agency fee to Falcon in the amount of $1,000,000, with $100,000 due within three days of the agreement and the reminder to be paid within three month following execution of the agreement. As of June 30, 2010 the company has paid $100,000 of the Agency fee, which has been included as a prepaid agency fee on the accompanying balance sheet and will be amortized over the five year term of the agreement.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2010.

As of June 30, 2010 and December 31, 2009, accounts payable included 28,400 and $42,550, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

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

The following table presents the activity during 2010 related to the debenture:

Principal balance of the debenture	$253,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(251,803)

Recorded at closing	$1,197
Amounts converted into common stock
Amortization of beneficial conversion feature (interest expense) through June 30, 2010	37,773

Carrying value at June 30, 2010	$37,787

7. Stock Options and Warrants

The Company issues common stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete. For the three and six month periods ended June 30, 2010 and 2009 the Company recognized $284,488, $377,521, $59,690 and $110,047, respectively, in consulting expenses related to stock issued for these services.

Stock-based compensation cost recognized during the three and six months ended June 30, 2010 and 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their respective grant date fair values estimated in accordance with U.S. GAAP. The Company recognizes compensation expense on a straight-line basis over the requisite service period.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010, based on the Company’s closing stock price of $0.37 was $259,000. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009, based on the Company’s closing stock price of $0.09 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 0 and 400,000 common stock options to consultants and directors and recognized $0 and $36,644 in compensation expense for the six month periods ended June 30, 2010 and 2009, respectively.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of June 30, 2010, no shares have been issued under this plan.

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

During the six months ended June 30, 2010 and 2009, the Company issued 33,000 and 838,413 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 33,000 and 838,413 shares of the Company’s common stock, respectively, at any time, at exercise prices of $0.75 and ranging from $0.10 – $1.00 per share, respectively. The warrants issued during 2009 were an extension of the original term of warrants previously issued with stock. The fair value of the modification was not material to the financial statements.

The following table represents our stock option and warrant activity for the six months ended June 30, 2010:

	Shares	Range of Exercise Prices		Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2009	2,007,413		$0.10 – 2.00
Options and warrants granted	33,000		$0.75	$0.37
Options and warrants exercised		$
Options and warrants cancelled or expired	(100,000)		$0.30

Outstanding at June 30, 2010	1,940,413		$0.10 – $2.00

Exercisable at June 30, 2010	1,940,413		$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of June 30, 2010:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 – $2.00	1,940,413	4.04 Years	$0.49	4.04 Years	1,940,413	$0.49

Net cash proceeds from the exercise of options and warrants were $0 for each of the six months ended June 30, 2010 and 2009, respectively.

8. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three and six month periods ended June 30, 2010 and 2009 and for the period from November 27, 2000 (Date of Inception) through June 30, 2010, the Company had 1,940,413, 1,940,413, 2,027,913, 2,027,913 and 1,940,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.

9. Subsequent Event

The Company entered into a Share Subscription Agreement (the “Agreement”) dated July 6, 2010 with Falcon Power Co., Ltd., a Taiwan limited by share company (“Falcon”) wherein the Company and Falcon each agree to subscribe to each other’s common stock. Pursuant to the terms of the Agreement, on the Closing Date, Falcon and the Company will each subscribe to the common shares of the other, with each company purchasing One Million Five Hundred Thousand Dollars US (US $1,500,000) worth of restricted shares.

The Closing Date shall be set by mutual agreement of the parties. The shares will be subject to a restriction on resale for a period of three (3) years. As of the filing date, the sale has not been consummated and no closing date has been set.

In July 2010, in connection with the Convertible Notes Payable discussed in Note 6, the holder’s converted $50,000 of convertible notes and received 207,727 shares of common stock. The conversion price $0.24 per share.

In August 2010, the Company entered into an employment agreement with the Company’s Vice President. Under the employment agreement, the employment term commences on January 1, 2010 through August 2011 and an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $200,000.

In August 2010, the Company entered into an employment agreement with the Company’s Chief Executive Officer. Under the employment agreement, the employment term runs through August 2013 and includes an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 400,000 shares of the Company’s common stock, with the value not to exceed $500,000.

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

During September 2009, the Company entered into a letter of intent to form a joint venture with Genes Guohao Technology Co., Ltd. (“Guohao”), a Chinese corporation. The agreement stipulates that the companies will collaborate on modifying the Company’s DCGT engine for coal fired power generation applications utilizing Dry Coal Slurry Fuel. The agreement specifies that Guohao will fully fund the project and commit its industrial, engineering, and technical development resources to its success. Guohao has committed $300,000 U.S. dollars to initially fund the project. The agreement also stipulates that the Company and Guohao will form a joint venture whereby Guohao will be licensed to manufacture, market and sell the DCGT coal fired engines in Mongolia. The Joint Venture Letter of Intent further specifies that Guohao, as part of the Joint Venture Agreement, will form a new corporation, and that the Company will license the DCGT to the new entity for a 49% stake in the newly formed corporation. As of June 30, 2010 Abm engineering has been conducting research into the use of coal slurries as a fuel source for the DCGT, under our agreements scope of work. Upon completion Abm intends to conduct preliminary testing to demonstrate its viability. As of June 30, 2010, a joint venture agreement has not been entered into.

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

As of June 30, 2010 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine. The Company is currently reviewing the designs.

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

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Research and development costs for the three months ended June 30, 2010 and 2009, totaled $67,226 and $71,636, respectively. The decrease of $4,410 was primarily attributable to a reduction in the monies spent for research and development as they were paid for by Beijing Royal.

Operating Costs – During the three months ended June 30, 2010 and 2009, operating costs totaled $1,102,765 and $247,794, respectively. The increase of $854,971 was mainly attributable to a $340,000 increase in consulting expenses due to several new consulting contracts, the Company also had an approximate $224,200 increase in professional fees, an increase of approximately $150,000 in payroll costs due to additional employees, an increase of $57,000 in stock based compensation and an additional $63,500 increase in travel expenses related to the AMEC agreement.

Interest (Income) Expense - Net - During the three months ended June 30, 2010 and 2009 net interest expense totaled $25,756 and $98,153, respectively. The decrease of $72,397 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009. In 2010, the Company is amortizing the beneficial conversion feature over the life of the debt and the note holder has not yet elected to convert the convertible debenture.

The net loss for the three months ended June 30, 2010 and 2009 was $1,195,747 and $417,583, respectively. The increase of $778,164 was mainly attributable to the increase in operating costs.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

Research and development costs for the six months ended June 30, 2010 and 2009, totaled $125,740 and $71,636, respectively. The increase of $54,104 was primarily attributable to additional costs incurred for the testing of the DCGT engine in 2010.

Operating Costs – During the six months ended June 30, 2010 and 2009, operating costs totaled $1,698,665 and $540,931, respectively. The increase of $1,157,734 was mainly attributable to an approximate $406,800 increase in consulting expenses due to several new consulting contracts, the Company also had an approximate $352,400 increase in professional fees, an increase of approximately $190,000 in payroll costs due to additional employees, an increase of $129,750 in stock based compensation and an additional $89,046 increase in travel expenses related to the AMEC agreement.

Interest (Income) Expense - Net - During the six months ended June 30, 2010 and 2009 net interest expense totaled $34,320 and $138,722, respectively. The decrease of $104,402 was due to the Company issuing a convertible debenture to Golden Gate Investors, Inc. and the amortization of the beneficial conversion feature associated with the debentures during 2009. In 2010, the Company is amortizing the beneficial conversion feature over the life of the debt and the note holder has not yet elected to convert the convertible debenture.

The net loss for the six months ended June 30, 2010 and 2009 was $1,858,725 and $751,289, respectively. The increase of $1,107,436 was mainly attributable to the increase in operating costs and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, for the three and six months ended June 30, 2010 and since November 27, 2000 (date of inception) through June 30, 2010, the Company has had net losses of $1,195,747 and $1,858,725 and $13,422,648, respectively. As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2010 we raised cash of approximately $3,135,317 net of issuance costs, through private placements of common stock financings and $802,250 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through June 30, 2010 we have incurred $3,652,890 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2010, we had an accumulated deficit of $13,422,648 and working capital of $83,161.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2010 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
2006 Non-Plan Options and Warrants	1,940,413	$959,000

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2010, the Company issued 40,000 shares of common stock for cash at a price of $0.34 per share.

During April 2010, the Company issued 24,000 shares of common stock for cash at a price of $0.36 per share.

During April 2010, the Company issued 1,795 shares of common stock for cash at a price of $0.39 per share.

During April 2010, the Company issued 3,570 shares of common stock for cash at a price of $0.42 per share.

During April 2010, the Company issued 2,500 shares of common stock for cash at a price of $0.43 per share.

During April 2010, the Company issued 7,955 shares of common stock for cash at a price of $0.44 per share.

During April 2010, the Company issued 10,000 shares of common stock for cash at a price of $0.45 per share.

During April 2010, the Company issued 55,000 shares of common stock for services valued at a price of $0.49 per share.

During May 2010, the Company issued 28,572 shares of common stock for cash at a price of $0.35 per share.

During May 2010, the Company issued 14,000 shares of common stock for cash at a price of $0.40 per share.

During May 2010, the Company issued 116,500 shares of common stock for cash at a price of $0.44 per share.

During June 2010, the Company issued 25,000 shares of common stock for cash at a price of $0.28 per share.

During June 2010, the Company issued 11,000 shares of common stock for services at a price of $0.30 per share.

During June 2010, the Company issued 1,000 shares of common stock for services at a price of $0.31 per share.

During June 2010, the Company issued 3,750 shares of common stock for cash at a price of $0.32 per share.

During June 2010, the Company issued 150,000 shares of common stock for services valued at a price of $0.38 per share.

During June 2010, the Company issued 100,000 shares of common stock for services valued at a price of $0.41 per share.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2010.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

32.2	Written Statements of the Chief Financial Officer and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 16, 2010	By:	/S/ MICHAEL ROUSE
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 16, 2010	By:	/S/ REBECCA A. MCDONALD
Principal Accounting Officer