Form 10-K
period 2010-12-31
TURBINE TRUCK ENGINES INC
filed 2011-03-31
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

46600 Deep Woods Road, Paisley Florida 32767

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010 was $14,555,992.

There were 47,941,827 shares of the Registrant’s $0.001 par value common stock outstanding as of March 18, 2011.

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

AbM AGREEMENT

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

It was our initial intention to solely target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine, however, based on the opportunities presented to the Company in China, the Company now intends to expand that goal by the licensing of other applications of the DCGT engine technology as deemed necessary and appropriate to further the development and commercialization of the engine for different applications.

AMEC AGREEMENT

The Company entered into a Strategic Alliance Agreement dated January 21, 2009 with Aerospace Machinery & Electric Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the DCGT specifically for application opportunities in the Peoples Republic of China. The terms of the Agreement call for AMEC and TTE to collaborate on modifying and applying the DCGT engine technology to, among other things, create two new engine sizes: a 150hp engine for automobiles and a 400hp engine for buses. The Agreement also provides that the parties anticipate that, pursuant to AMEC’s participation and performance under this Agreement, that they will enter into a Joint Venture agreement in the future whereby TTE will grant AMEC the exclusive rights to manufacture market and sell the DCGT engines in China.

The AMEC Agreement provides that each Company will work independently and collectively, at their own expense, in a friendly competitive manner towards the modification of the DCGT to see who can make the best design or give the best innovative ideas to the DCGT engines, with Michael Rouse, the Company’s CEO being the final decision maker on the ultimate design questions. Robert L Scragg, the inventor and patent holder has filed for patent protection in China under the PCT (Patent Cooperation Treaty). In conjunction with the Agreement, the parties also executed a Confidentiality Agreement.

As of December 31, 2010, AMEC has completed their comprehensive investigation of the DCGT technology and believes the technology can be commercialized for a heavy duty truck application and has notified the Company that it is moving forward with acquiring the right private and governmental funding partners and securing the best divisions of Aerospace to facilitate the project. AMEC provided the Company with an introduction to Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), a private Chinese Company, for the purpose of proceeding forward.(SEE BELOW)

TIANJIN AGREEMENT

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

The Tianjin Agreement provides in material part that the Company will (a) provide TIANJIN with milestones and get them up to speed on the current status of the development; (b) file for patent protection in China under the Patent Cooperation Treaty; and (c) file for a new engine application with the World Intellectual Property Organization. In addition, the Company and TIANJIN intend to form a joint venture whereby TIANJIN will be licensed to manufacture market and sell DCGT motorcycle engines in China.

TIANJIN and the Company have agreed to work in good faith towards modifying the engine for motorcycle engine applications. TIANJIN committed to fund up to 10 million US dollars over the 18 months commencing with the execution of the Tiangin Agreement for project development costs and working with the Company’s development partners to aid in the development of a viable motorcycle application for the DCGT. TIANJIN’s Agreement also called for the purchase of up to 5% of the Company’s common stock on the open market.

As of December 31, 2010 TIANJIN and their engineering team have been working at their own expense and have submitted Phase One design drawings for a motorcycle DCGT engine to the Company. The Company is currently reviewing the designs. After designs are approved, the next phase involves the development of a working prototype that achieves efficiencies meeting the applications requirements. There is no formal timeline for this phase, however, it is proceeding as anticipated. Funding under this agreement would be predicated upon achievement of a working prototype.

GUOHAO AGREEMENT

The Company entered into a LOI Joint Venture Agreement dated September 7, 2009 with GENES GUOHAO TECHNOLOGY, Co., Ltd., a Chinese corporation (“GUOHAO”) for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine for coal fired power generation engine applications. The terms of the Agreement call for GUOHAO to fully fund the project and devote all available resources towards the development of the new fuel source and to work in collaboration with all of the Company’s development partners in the design modifications, construction, and testing for a dry coal slurry fuel for the DCGT. Upon completion, GUOHAO will form a new corporation to Joint Venture with TURBINE. TURBINE, in return will then license the DCGT to the new entity for a 49% ownership interest. The Joint Venture, the terms of which are to be determined at a later date, will license the entity to manufacture and sell the DCGT coal fired engines in Mongolia. As contemplated under the LOI, as of December 31, 2010 ABM engineering has conducted research into the use of coal slurries as a fuel source for the DCGT. ABM is set to complete the research upon receipt of further funding from GUOHAO. The research phase is projected to last 6 months, whereupon completion, ABM intends to conduct preliminary testing to demonstrate its viability. The Company believes that progress under this LOI is going according to schedule.

BEIJING ROYAL AGREEMENT

The Company entered into a Cooperative Agreement dated April 27, 2010 with Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DGCT”) specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300 – 600 HP DCGT in the People’s Republic of China. The terms of the agreement replace the terms of the agreement dated January 21, 2009 with Aerospace Machinery and Electric Co., Ltd. The terms of the agreement call for the Company to complete the design plan for the 540 HP DCGT engine within three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. The parties have agreed to execute a more detailed joint development contract upon the approval of the DCGT project by PRC regulatory authorities to specify the details of their cooperation on the development of the DCGT. The Beijing Royal Agreement further provides that all documentation provided by the Company to Beijing Royal at this stage shall be solely for the purpose of making a funding application, and that any further use shall be by agreement of the parties only. The intellectual properties jointly developed under the Agreement would be owned by both parties equally. As of December 31, 2010, no funding application has yet been made under this Agreement.

KINGTEC AGREEMENT

The Company entered into a Share Purchase Agreement in May 2010 with Hua Tec Enterprise Co. LTD, an international company incorporated in the Independent State of Samoa. HUA TEC owns all of the issued and outstanding shares of Guandong Kingtec Electrical Co., LTD, a wholly foreign owned enterprise established under the laws of the People’s Republic of China. Kingtec is primarily engaged in the business of manufacturing and selling automobile starters, generators and other accessories in the People’s Republic of China. The closing of this purchase agreement is contingent upon certain conditions as outlined in the agreement, the terms of which are currently being negotiated.

FALCON POWER AGREEMENT

The Company has also entered into a Strategic Alliance Agreement dated June 18, 2010, with Falcon Power Co., Ltd., a Taiwan limited by share company for the purpose of collaborating on the engineering, technical development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) and the Hydrogen Generator specifically for application opportunities in Taiwan, China and other markets. The terms of the Agreement call for Falcon and TTE to collaborate on modifying and applying the DCGT engine technology to integrate with Falcon’s Hydrogen Generator, for the purpose of allowing Falcon to be able to design a suitable device for the anticipated Joint Venture.

The Company also entered into an Exclusive Agency Agreement with Falcon Power Co., Ltd. dated June 18, 2010. This Agreement grants TTE the exclusive right to resell Falcons’ Products in the State of New York, State of Florida, State of Oklahoma and State of Colorado. As part of this Agreement the company was to pay an Agency fee to Falcon in the amount of $1,000,000, with $100,000 due within three days of the agreement and the reminder to be paid within three months following execution of the agreement. During the year ended December 31, 2010 the Company paid $100,000 of the Agency fee, which has been included as an agency fee on the accompanying balance sheet and will be amortized over the five year term of the Agreement. The remaining $900,000 of the Agency fee was to be paid from future product sales, however, in October 2010, the Agreement was amended and the Company became obligated to pay the $900,000 Agency fee in cash on June 18, 2011. As of December 31, 2010, the Company has recorded an agency fee intangible of approximately $943,000 related to these agreements.

Amortization related to these agreements was approximately $57,000 for the year ended December 31, 2010. Further amortization expense related to these agreements for the years 2011 to 2014 will be approximately $209,000 annually, and approximately $107,000 in 2015.

The Company also entered into a Share Subscription Agreement (the “Agreement”) dated July 6, 2010 with Falcon Power Co., Ltd., a Taiwan limited by share company (“Falcon”) wherein the Company and Falcon each agree to subscribe to each other’s common stock. Pursuant to the terms of the Agreement, on the Closing Date, Falcon and the Company will each subscribe to the common shares of the other, with each company purchasing One Million Five Hundred Thousand Dollars US (US $1,500,000) worth of restricted shares. The Closing Date shall be set by mutual agreement of the parties. The shares will be subject to a restriction on resale for a period of three (3) years. As of the filing date, the sale has not been consummated and no closing date has been set.

PRODUCT STATUS

To date, we have no marketable product but have completed initial testing of the 5th generation prototype. The Company has started demonstrating the engine to investors, has entered into a number of Strategic Alliance Agreements to expand the utilization of the engine, and has begun demonstrating it to potential joint venture partners. The contract with Alpha has been completed and comprehensive testing and development of the 5th generation prototype is now moving forward at AbM Engineering’s facilities. We are currently finalizing plans with ABM to construct our 6th generation prototype. We expect for it to be built by late 1Q 2011 and testing to start in 2Q 2011.

The agreements with GUOHAO, TIANJIN, and BEIJING ROYAL are based on the company building, testing, and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the company has demonstrated that it can produce an engine with the power output and efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the company to bring the engine to full commercialization for that product will start at that time.

GOLDEN GATE

In June 2008, the Company issued a Convertible Debenture to Golden Gate Investors, Inc. (the “holder”) in the principal amount of $1,000,000, dated June 6, 2008, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company issued $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. As of December 31, 2010, the Company has $255,000 available to draw on the Convertible Debenture.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum with interest, payable monthly and provides for the prepayment of the Note in an amount not less than $200,000 upon the triggering of certain events. It matures on June 30, 2012. During 2010, the Company has drawn $250,000 in proceeds related to the note and converted $253,000 in convertible notes into 1,373,278 common shares. For financial statement purposes, the Securities Purchase Agreement and the Convertible Promissory Note have been netted, as the Company has the legal right of offset.

OUR PRODUCT

Our product is slated to be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks as well as other potential applications. To date, we have no marketable product and will rely on AbM & AMEC and our Strategic Alliance partners to continue the development and testing of a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

Detonation refers to an instant burning of a fuel-air mixture producing an explosion. Cycle refers to the explosion happening in one chamber and then in another chamber, repeating over and over again. Gas is the fuel which is in a gaseous state. Turbine is a rotating wheel or disk connected to a shaft spinning in one direction. This combined process along with the Electromagnetic Isothermal Combustion “(EIC”) process creates the high efficiency, low emission engine that we intend to bring to market.

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle here in the United States. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has completed the design for the truck engine. We need to complete the prototype and test an engine that meets our needs using the existing proven technology; however, this takes a considerable amount of money.

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

It was our initial intention solely to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine, however, based on the agreements with the Chinese company’s discussed above, the Company now intends to expand that goal by the licensing of other applications of the DCGT engine technology as deemed necessary and appropriate to further the development and commercialization of the engines.

PATENTS AND LICENSE

Patent #6000214 is a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of four (4) working prototypes. The patent attorneys were Schoemaker & Mattare Ltd. The inventor will file additional patents to protect any new developments in the engine technology. We will have access to any new patent filings on the highway truck engines as provided for in our licensing agreement.

This patent in its simplicity makes it very unique. A detonation cycle gas turbine engine includes a turbine rotor contained in a housing. The exhaust ports of respective valveless combustion chambers are located on opposite sides of the rotor directing combustion gases toward the turbine. The chambers are connected by a valveless manifold fed with fuel and oxidizer. When combustible gases are detonated by an igniter in one of the combustion chambers, the back pressure from the detonation shuts off the fuel and oxidizer flow to that chamber and redirects the fuel and oxidizer to the opposite chamber, where detonation occurs. The process repeats cyclically. Power is taken off the rotor shaft mechanically or electrically.

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

Our new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. We are currently exploring additional applications.

We will not require governmental approval until such time as the engine is placed in vehicles for use. Our engine will meet the new more stringent tailpipe emission requirements set forth by the Environmental Protection Agency (“EPA”).

Research and development of our engine was completed in 1997 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two years, the Company has spent $208,565 (2010) and $108,958 (2009) on research and development.

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

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2010, the Company has accrued $1,051,500 of royalty fees related to this agreement.

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

EMPLOYEES

We presently have four full-time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases a 55 acre parcel located outside Paisley, Florida with two home/office buildings and one storage/demonstration facility from J.K. Schmale. The lease agreement is for one year expiring 12/31/2011 with an option to extend the lease for an additional 1 year term. Base rent is $25,000 per year and the lease agreement contains an option to purchase the property and all buildings located on the property.

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

	Bid Prices
	High	Low
FISCAL 2010

First Quarter (January 1, 2010 through March 31, 2010)	$0.60	$0.32
Second Quarter (April 1, 2010 through June 30, 2010)	$0.65	$0.33
Third Quarter (July 1, 2010 through September 30, 2010)	$0.35	$0.18
Fourth Quarter (October 1, 2010 through December 31, 2010)	$0.25	$0.12

FISCAL 2009

First Quarter (January 1, 2009 through March 31, 2009)	$0.21	$0.07
Second Quarter (April 1, 2009 through June 30, 2009)	$0.10	$0.07
Third Quarter (July 1, 2009 through September 30, 2009)	$0.77	$0.08
Fourth Quarter (October 1, 2009 through December 31, 2009)	$0.46	$0.33

On March 18, 2011 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.19 and there were approximately 408 shareholders of record.

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

Common Stock

During the year ended December 31, 2010, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2010, the Company issued 20,589 shares of common stock to a qualified investor for $0.17 per share for a total of $3,500.

During October 2010, the Company issued 20,000 shares of common stock to a qualified investor for $0.18 per share for a total of $3,600.

During October 2010, the Company issued 52,632 shares of common stock to qualified investors for $0.19 per share for a total of $10,000.

During November 2010, the Company issued 2,000 shares of common stock to a qualified investor for $0.14 per shares for a total of $280.

During November 2010, the Company issued 1,333 shares of common stock to a qualified investor for $0.15 per share for a total of $200.

During December 2010, the Company issued 10,000 shares of common stock to qualified investors for $0.104 per share for a total of $1,040.

During November 2010, the Company issued 5,000 shares of common stock to a qualified investor for services valued at $0.23 per share for a total of $1,150.

During December 2010, the Company issued 2,500 shares of common stock to a qualified investor for services valued at $0.15 per share for a total of $375.

During October 2010, the Company issued 258,732 shares of common stock to a qualified investor for $0.155 per share for a total of $40,000.*

During November 2010, the Company issued 244,059 shares of common stock to a qualified investor for $0.156 per share for a total of $38,000.*

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

For the year ended December 31, 2010 compared to the year ended December 31, 2009:

Research and Development Costs – During the years ended December 31, 2010 and 2009, research and development costs totaled $208,565 and $108,958, respectively. The increase of $99,607 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2010.

Operating Costs – During the years ended December 31, 2010 and 2009, operating costs totaled $2,121,168 and $1,871,243, respectively. The increase of $249,925 was mainly attributable to a $360,340 increase in payroll expenses due to additional employees, a $197,981 increase in Professional Fees (Accounting, Legal, Public Relations, and Marketing), a $65,732 increase in Travel and Lodging fees related to the Kingtec agreement and an increase of $117,287 in stock based compensation. These increases in expenses were offset by the $482,855 decrease in consulting expenses.

Interest (Income) Expense - Net - During the years ended December 31, 2010 and 2009 net interest expense totaled $239,490 and $291,716, respectively. The decrease of $52,226 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $250,000 in 2010 and $395,000 in 2009.

The net loss for the years ended December 31, 2010 and 2009 was ($2,569,223) and ($2,271,917), respectively. The increase of $297,306 was mainly attributable to the increase in research and development expenses, operating costs and interest expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the years ended December 31, 2010 and 2009 and since November 27, 2000 (date of inception) through December 31, 2010, the Company has had net losses of $2,569,223, $2,271,917 and $14,133,147, respectively. As of December 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2010 we raised cash of approximately $3,442,000 net of issuance costs, through private placements of common stock financings and $745,000 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through December 31, 2010 we have incurred $3,735,715 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2010, we had an accumulated deficit of $14,133,147 and working capital deficit of $844,979.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2010 and since inception, the Company has drawn $250,000 and $745,000, respectively, in proceeds related to the note. During 2010 and since inception, the Holder has converted $253,000 and $722,000 in convertible notes into 1,373,278 and 7,006,818 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2010 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	3,215,413	$1,479,090

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the years ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2010 and 2009,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Director’s and Stockholders

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

DeLand, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 and the period from November 27, 2000 (Date of Inception) through December 31, 2010. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from November 27, 2000 (Date of Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $2,569,223 during the year ended December 31, 2010 and has an accumulated deficit of $14,133,147 since inception and has a working capital deficit of $844,979 as of December 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 30, 2011

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$128,264	$603,601
Prepaid expenses	108,891	10,000

Total current assets	237,155	613,601

Agency fee- intangible, net of accumulated amortization of $57,368 (2010) and $0 (2009)	942,632
Furniture and equipment, net of accumulated depreciation of $44,025 (2010) and $42,271 (2009)	7,285	8,199

	$1,187,072	621,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$162,281	$139,520
Accrued agency fee	900,000
Accrued interest	14,718	14,349
Accrued payroll	4,635	51,231
Note payable	500	500

Total current liabilities	1,082,134	205,600

Accrued expenses – long term	273,250	269,250
Accrued payroll – long term	270,376	229,178
Accrued royalty fees	1,051,500	801,500
Convertible note payable net of unamortized discount of $0 (2010) and $2,914 (2009)		86
Note payable to related party	1,901	1,901

Total liabilities	2,679,161	1,507,515

Stockholders’ deficit:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 99,000,000 shares authorized; 45,844,161 (2010) and 39,693,484 (2009) shares issued and outstanding	45,842	39,692
Additional paid in capital	12,526,812	10,914,424
Deficit accumulated during development stage	(14,133,147)	(11,563,923)
Common stock payable	274,000
Prepaid consulting services paid with common stock	(193,596)	(79,908)
Receivable for common stock	(12,000)	(196,000)

Total stockholders’ deficit	(1,492,089)	(885,715)

	$1,187,072	$621,800

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2010
	2010	2009
Research and development costs	$208,565	$108,958	$3,735,715
Operating costs	2,121,168	1,871,243	9,794,655

	2,329,733	1,980,201	13,530,370
Interest (income) expense	239,490	291,716	602,777

Net loss	$(2,569,223)	$(2,271,917)	$(14,133,147)

Net loss per share	$(0.06)	$(0.08)	$(0.82)

Weighted average number of common shares outstanding	43,256,282	29,573,293	17,315,409

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2010

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock for services, October ($0.50, per shares)	30,000	30	14,970
Issuance of options to employees, directors and consultants, October			155,185
Issuance of common stock for cash, October ($0.50 per share)	16,000	16	7,984
Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985
Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812
Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900
Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697
Net loss				(1,465,077)

Balance December 31, 2006	13,286,552	13,287	5,572,555	(5,838,977)
Issuance of options to consultants, January			155,188
Issuance of common stock for cash, January ($0.50 per share)	26,000	26	12,974
Issuance of common stock for exercise of options, January ($0.50 per share)	300,000	300	149,700
Issuance of common stock for services, January ($0.66, per shares)	50,000	50	32,950
Issuance of common stock for services, January ($0.51, per shares)	10,000	10	5,090
Issuance of common stock for exercise of options, February ($0.50 per share)	100,000	100	49,900
Issuance of common stock for exercise of options, February ($0.60 per share)	20,000	20	11,980
Issuance of common stock for cash, February ($0.23 per share)	239,130	239	54,761
Issuance of common stock for services, February ($0.87, per shares)	50,000	50	43,200
Issuance of common stock for services, February ($0.72, per shares)	20,000	20	14,280
Issuance of common stock for cash, February ($0.23 per share)	558,696	559	127,941
Issuance of common stock for services, March ($0.65, per shares)	25,000	25	16,225
Issuance of common stock for services, March ($0.70, per shares)	25,000	25	17,475
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)	2,000	2	998
Issuance of common stock for cash, May ($0.25, per share)	24,000	24	5,976
Issuance of common stock for cash, June ($0.25, per share)	26,000	26	6,474
Issuance of common stock for services, June ($0.43, per share)	75,000	75	32,175
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)	8,000	8	3,992
Issuance of common stock for services, June ($0.44, per share)	100,000	100	43,900
Amortization of prepaid services paid for with common stock
Issuance of common stock and warrants for cash, July ($0.25, per share)	72,000	72	17,928
Issuance of common stock for services, August ($0.55, per share)	160,000	160	87,840
Issuance of common stock for services, August ($0.50, per share)	3,000	3	1,497
Issuance of common stock for services, August ($0.38, per share)	28,600	28	10,839
Issuance of common stock and warrants for cash, August ($0.25, per share)	270,000	270	67,230
Issuance of common stock for services, September ($0.50, per share)	1,300,000	1,300	648,700
Issuance of common stock for cash, September ($0.25, per share)	164,000	164	40,836
Issuance of common stock for cash, September ($0.30, per share)	26,666	26	7,973
Issuance of common stock for cash, September ($0.37, per share)	54,243	53	19,646
Issuance of options & warrants to employees & consultants, September			108,470
Issuance of common stock for services, October ($0.25, per share)	6,000	6	1,494
Issuance of common stock for services, October ($0.56, per share)	2,700	3	1,497
Issuance of common stock for cash, October ($0.50, per share)	55,000	55	27,445
Issuance of common stock for cash, October ($0.53, per share)	1,905	2	998
Issuance of common stock for cash, November ($0.28, per share)	125,291	125	34,956
Issuance of common stock for cash, November ($0.32, per share)	1,563	1	499
Issuance of common stock for cash, November ($0.37, per share)	40,000	40	14,760
Issuance of common stock for cash, November ($0.68, per share)	25,000	25	16,850
Issuance of common stock for cash, December ($0.25, per share)	68,000	68	16,932
Net loss				(2,470,352)

Balance December 31, 2007	17,349,346	$17,347	$7,484,124	$(8,309,329)

The accompanying notes are an integral part of the financial statements.

	Deferred Non-Cash Offering Costs	Common Stock Payable	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock for services, October ($0.50, per shares)					15,000
Issuance of options to employees, directors and consultants, October					155,185
Issuance of common stock for cash, October ($0.50 per share)					8,000
Issuance of common stock for services, October ($0.67, per shares)					10,000
Issuance of common stock for services, November ($0.50, per shares)			(80,000)		14,000
Issuance of common stock for cash, November ($0.50 per share)					50,000
Issuance of common stock for cash, November ($0.60 per share)					1,700
Net loss					(1,465,077)

Balance December 31, 2006			(207,111)	(90)	(460,336)
Issuance of options to consultants, January					155,188
Issuance of common stock for cash, January ($0.50 per share)					13,000
Issuance of common stock for exercise of options, January ($0.50 per share)				(150,000)
Issuance of common stock for services, January ($0.66, per shares)			(33,000)
Issuance of common stock for services, January ($0.51, per shares)					5,100
Issuance of common stock for exercise of options, February ($0.50 per share)				(15,000)	35,000
Issuance of common stock for exercise of options, February ($0.60 per share)				(12,000)
Issuance of common stock for cash, February ($0.23 per share)					55,000
Issuance of common stock for services, February ($0.87, per share)					43,250
Issuance of common stock for services, February ($0.72, per share)					14,300
Issuance of common stock for cash, February ($0.23 per share)					128,500
Issuance of common stock for services, March ($0.65, per shares)					16,250
Issuance of common stock for services, March ($0.70, per shares)			(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)					1,000
Issuance of common stock for cash, May ($0.25, per share)					6,000
Issuance of common stock for cash, June ($0.25, per share)					6,500
Issuance of common stock for services, June ($0.43, per share)					32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)					4,000
Issuance of common stock for services, June ($0.44, per share)					44,000
Amortization of prepaid services paid for with common stock			890,111		890,111
Issuance of common stock and warrants for cash, July ($0.25, per share)					18,000
Issuance of common stock for services, August ($0.55, per share)					88,000
Issuance of common stock for services, August ($0.50, per share)					1,500
Issuance of common stock for services, August ($0.38, per share)					10,867
Issuance of common stock and warrants for cash, August ($0.25, per share)					67,500
Issuance of common stock for services, September ($0.50, per share)			(650,000)
Issuance of common stock for cash, September ($0.25, per share)					41,000
Issuance of common stock for cash, September ($0.30, per share)					7,999
Issuance of common stock for cash, September ($0.37, per share)					19,699
Issuance of options & warrants to employees & consultants, September					108,470
Issuance of common stock for services, October ($0.25, per share)					1,500
Issuance of common stock for services, October ($0.56, per share)					1,500
Issuance of common stock for cash, October ($0.50, per share)					27,500
Issuance of common stock for cash, October ($0.53, per share)					1,000
Issuance of common stock for cash, November ($0.28, per share)					35,081
Issuance of common stock for cash, November ($0.32, per share)					500
Issuance of common stock for cash, November ($0.37, per share)					14,800
Issuance of common stock for cash, November ($0.68, per share)					16,875
Issuance of common stock for cash, November ($0.25, per share)					17,000
Payment on receivable for common stock				10,000	10,000
Net loss					(2,470,352)

Balance December 31, 2007	$		$(17,500)	$(90)	$(992,448)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2010 and

For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)

Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, February ($0.15, per share)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)	121,212	120	31,504
Issuance of common stock for cash, February ($0.30, per share)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share)	33,000	33	13,827
Issuance of common stock for services, February ($0.475, per share)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share)	1,025	1	399
Issuance of common stock for cash, March ($0.40, per share)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)	40,000	40	13,560
Issuance of common stock for cash, April ($0.36, per share)	24,000	24	8,568
Issuance of common stock for cash, April ($0.39, per share)	1,795	2	698
Issuance of common stock for cash, April ($0.42, per share)	3,570	4	1,496
Issuance of common stock for cash, April ($0.43, per share)	2,500	2	1,073
Issuance of common stock for cash, April ($0.44, per share)	7,955	8	3,492
Issuance of common stock for cash, April ($0.45, per share)	10,000	10	4,490
Issuance of common stock for services, April ($0.49, per share)	55,000	55	26,895
Issuance of common stock for cash, May ($0.35, per share)	28,572	29	9,971
Issuance of common stock for cash, May ($0.40, per share)	14,000	14	5,586
Issuance of common stock for cash, May ($0.44, per share)	116,500	116	51,144
Issuance of common stock for cash, June ($0.28, per share)	25,000	25	6,975
Issuance of common stock for cash, June ($0.30, per share)	11,000	11	3,289
Issuance of common stock for cash, June ($0.31, per share)	1,000	1	309
Issuance of common stock for cash, June ($0.32, per share)	3,750	4	1,196
Issuance of common stock for services, June ($0.38, per share)	150,000	150	56,850
Issuance of common stock for services, June ($0.41, per share)	100,000	100	40,400
Payment received for stock subscription receivable, June
Issuance of common stock for cash, July ($0.21, per share)	76,190	76	15,924
Issuance of common stock for conversion of notes, July ($0.24, per share)	207,727	208	49,792
Issuance of common stock for cash, August ($0.19, per share)	65,788	66	12,434
Issuance of common stock for conversion of notes, August ($0.19, per share)	393,288	393	74,607
Issuance of common stock for cash, August ($0.20, per share)	22,500	23	4,477
Issuance of common stock for cash, September ($0.17, per share)	1,500,000	1,500	253,500
Issuance of common stock for conversion of notes, September ($0.18, per share)	269,472	269	49,731
Forfeiture of common stock issued for services, September	(600,000)	(600)	(293,400)
Common stock commitment at $0.25 - $0.27

Issuance of common stock for cash, October ($0.17, per share)	20,589	21	3,479
Issuance of common stock for cash, October ($0.18, per share)	20,000	20	3,580
Issuance of common stock for cash, October ($0.19, per share)	52,632	53	9,947
Issuance of common stock for cash, November ($0.14, per share)	2,000	2	278
Issuance of common stock for cash, November ($0.15, per share)	1,333	1	199
Issuance of common stock for cash, December ($0.104, per share)	10,000	10	1,030
Issuance of common stock for conversion of notes, October ($0.155, per share)	258,732	259	39,741
Issuance of common stock for conversion of notes, November ($0.156, per share)	244,059	244	37,756
Issuance of common stock for services, November ($0.23, per share)	5,000	5	1,145
Issuance of common stock for services, December ($0.15, per share)	2,500	2	373
Issuance of warrants for services, December			97,714
Net loss				(2,569,223)

Balance December 31, 2010	45,844,161	$45,843	$12,526,812	$(14,133,147)

	Deferred Non-Cash Offering Costs	Common Stock Payable	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per share)					30,000
Issuance of common stock for services, February ($0.38, per shares)					60,800
Issuance of common stock for services, February ($0.26, per share)					3,120
Issuance of common stock for services, April ($0.12, per share)			(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)			(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)					14,500
Issuance of common stock for cash, June ($0.10, per share)					33,400
Issuance of common stock for cash, June ($0.085, per share)					12,750
Issuance of common stock for cash, June ($0.08, per share)					2,000
Issuance of common stock for services, June ($0.16, per share)			(48,000)
Amortization of prepaid services paid for with common stock			110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt					25,000
Issuance of common stock for cash, July ($0.10, per share)					37,951
Issuance of common stock for services, July ($0.15, per share)					4,500
Issuance of common stock for cash, August ($0.10, per share)					10,100
Issuance of common stock for cash, September ($0.10, per share)					36,900
Issuance of common stock for cash, September ($0.08, per share)					24,500
Issuance of common stock for cash, October ($0.08, per share)					300
Issuance of common stock for cash, October ($0.09, per share)					3,600
Issuance of common stock for cash, October ($0.10, per share)					2,700
Issuance of common stock for cash, November ($0.08, per share)					1,000
Issuance of common stock for cash, November ($0.10, per share)					3,240
Issuance of common stock for services, December ($0.071, per share)					888
Issuance of common stock for cash, December ($0.08, per share)					12,900
Issuance of common stock for cash, December ($0.10, per share)					2,630
Issuance of common stock for services, December ($0.09, per share)					900
Issuance of common stock for services, December ($0.13, per share)			(65,000)
Issuance of common stock for services, December ($0.17, per share)					2,125
Issuance of common stock for services, December ($0.1954, per share)					19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)					2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)					20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)					15,000
Issuance of warrants for services, December					29,578
Net loss					(982,677)

Balance December 31, 2008			(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock			571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)					15,000
Issuance of common stock for cash, January ($0.50, per share)					99
Issuance of common stock for cash, January ($0.07, per share)					20,650
Issuance of common stock for cash, January ($0.08, per share)					1,000
Issuance of common stock for cash, January ($0.10, per share)					25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)					10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)					20,000
Issuance of common stock for cash, February ($0.07, per share)					36,885
Issuance of common stock for cash, February ($0.10, per share)					11,050
Issuance of common stock for services, March ($0.11, per share)			(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)					10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)					25,000
Issuance of common stock for cash, March ($0.07, per share)					20,250
Issuance of common stock for cash, March ($0.10, per share)					1,000
Value of the beneficial conversion feature for the issuance of convertible debt					149,750
Issuance of warrants for services, January					36,644
Issuance of common stock for services, April ($0.09, per share)					1,800
Issuance of common stock for services, April ($0.10, per share)			(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)					19,250
Issuance of common stock for cash, April ($0.10, per share)					2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)					35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)					10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)					25,000
Issuance of common stock for services, May ($0.09, per share)					5,150
Issuance of common stock for cash, May ($0.07, per share)					5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)					25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)					55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)					40,750
Issuance of common stock for cash, June ($0.08, per share)					34,982
Issuance of common stock for cash, July ($0.07, per share)					68,337
Issuance of common stock for cash, July ($0.065, per share)					14,008
Issuance of common stock for cash, July ($0.10, per share)					2,000
Issuance of common stock for cash, July ($0.26, per share)					1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)					10,000
Issuance of common stock for cash, August ($0.07, per share)					9,100
Issuance of common stock for cash, August ($0.085, per share)					5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)					148,000
Issuance of common stock for cash, August ($0.11, per share)					1,100
Issuance of common stock for cash, August ($0.12, per share)					12,000
Issuance of common stock for cash, August ($0.24, per share)					36,600
Issuance of common stock for cash, August ($0.26, per share)					36,500
Issuance of common stock for cash, August ($0.28, per share)					4,700
Issuance of common stock for cash, August ($0.30, per share)					49,200
Issuance of common stock for cash, August ($0.33, per share)					2,100
Issuance of common stock for services, August ($0.09, per share)			(108,000)
Issuance of common stock for services, August ($0.25, per share)			(25,000)
Issuance of common stock for services, August ($0.10, per share)			(5,000)
Issuance of common stock for services, August ($0.16, per share)			(16,000)
Issuance of common stock for cash, September ($0.10, per share)					2,000
Issuance of common stock for cash, September ($0.20, per share)					8,000
Issuance of common stock for cash, September ($0.22, per share)					63,000
Issuance of common stock for cash, September ($0.23, per share)					29,000
Issuance of common stock for cash, September ($0.235, per share)					7,000
Issuance of common stock for cash, September ($0.25, per share)					11,500
Issuance of common stock for cash, September ($0.26, per share)					21,900
Issuance of common stock for cash, September ($0.30, per share)					6,400
Issuance of common stock for cash, September ($0.325, per share)					400
Issuance of common stock for cash, September ($0.33, per share)					22,110
Issuance of common stock for cash, September ($0.375, per share)					3,750
Issuance of common stock for services, September ($0.47, per share)					47,000
Issuance of common stock for services, September ($0.61, per share)			(305,000)
Issuance of common stock for services, September ($0.50, per share)			(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)					35,000
Issuance of common stock options, July					40,706
Issuance of common stock for cash, October ($0.22, per share)					2,500
Issuance of common stock for cash, October ($0.18, per share)					44,300
Issuance of common stock for cash, October ($0.17, per share)					4,400
Issuance of common stock for cash, November ($0.18, per share)					17,780
Issuance of common stock for cash, November ($0.20 per share)					33,500
Issuance of common stock for cash, December ($0.19, per share)					475
Issuance of common stock for cash, December ($0.16, per share)				(16,000)
Issuance of common stock for cash, December ($0.17, per share)				(1,000)
Issuance of common stock for cash, December ($0.18, per share)				(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)					2,000
Issuance of common stock for cash, December ($0.30, per share)					330,000
Issuance of common stock for services, October ($0.42, per share)					42,000
Issuance of common stock for services, December ($0.38, per share)			(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)					192,000
Value of the beneficial conversion feature for the issuance of convertible debt					100,921
Issuance of warrants					10,161
Payment on stock subscription receivable				90	90
Net loss					(2,271,917)

Balance, December 31, 2009			(79,908)	(196,000)	(885,715)
Payment on stock subscription receivables				29,000	29,000
Amortization of prepaid services paid for with common stock			98,058		98,058
Issuance of common stock for cash, February ($0.15, per share)					20,250
Issuance of common stock for cash, February ($0.16, per share)					50,947
Issuance of common stock for cash, February ($0.17, per share)					27,140
Issuance of common stock for cash, February ($0.18, per share)					1,800
Issuance of common stock for cash, February ($0.23, per share)					127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)					31,624
Issuance of common stock for cash, February ($0.30, per share)					30,300
Issuance of common stock for cash, February ($0.333, per share)					33,333
Issuance of common stock for cash, February ($0.42, per share)					13,860
Issuance of common stock for services, February ($0.475, per share)			(6,650)
Issuance of common stock for services, February ($0.575, per share)			(11,500)
Issuance of common stock for cash, March ($0.18, per share)					1,800
Issuance of common stock for cash, March ($0.21, per share)					1,000
Issuance of common stock for cash, March ($0.28, per share)				(100,000)
Issuance of common stock for cash, March ($0.294, per share)					2,000
Issuance of common stock for cash, March ($0.30, per share)					45,800
Issuance of common stock for cash, March ($0.35, per share)					2,100
Issuance of common stock for cash, March ($0.37, per share)					5,000
Issuance of common stock for cash, March ($0.38, per share)					19,000
Issuance of common stock for cash, March ($0.39, per share)					400
Issuance of common stock for cash, March ($0.40, per share)					1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)					21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)					2,000
Issuance of common stock for services, March ($0.485, per share)					72,750
Issuance of common stock for services, March ($0.49, per share)			(294,000)
Write off uncollectible stock subscription receivable, March				155,000
Value of the beneficial conversion feature for the issuance of convertible debt					248,889
Issuance of common stock for cash, April ($0.34, per share)					13,600
Issuance of common stock for cash, April ($0.36, per share)					8,592
Issuance of common stock for cash, April ($0.39, per share)					700
Issuance of common stock for cash, April ($0.42, per share)					1,500
Issuance of common stock for cash, April ($0.43, per share)					1,075
Issuance of common stock for cash, April ($0.44, per share)					3,500
Issuance of common stock for cash, April ($0.45, per share)					4,500
Issuance of common stock for services, April ($0.49, per share)					26,950
Issuance of common stock for cash, May ($0.35, per share)					10,000
Issuance of common stock for cash, May ($0.40, per share)					5,600
Issuance of common stock for cash, May ($0.44, per share)					51,260
Issuance of common stock for cash, June ($0.28, per share)					7,000
Issuance of common stock for cash, June ($0.30, per share)					3,300
Issuance of common stock for cash, June ($0.31, per share)					310
Issuance of common stock for cash, June ($0.32, per share)					1,200
Issuance of common stock for services, June ($0.38, per share)					57,000
Issuance of common stock for services, June ($0.41, per share)					40,500
Payment received for stock subscription receivable, June				100,000	100,000
Issuance of common stock for cash, July ($0.21, per share)					16,000
Issuance of common stock for conversion of notes, July ($0.24, per share)					50,000
Issuance of common stock for cash, August ($0.19, per share)					12,500
Issuance of common stock for conversion of notes, August ($0.19, per share)					75,000
Issuance of common stock for cash, August ($0.20, per share)					4,500
Issuance of common stock for cash, September ($0.17, per share)					255,000
Issuance of common stock for conversion of notes, September ($0.18, per share)					50,000
Forfeiture of common stock issued for services, September			294,000
Common stock commitment at $0.25 - $0.27		274,000	(193,596)		80,404
Issuance of common stock for cash, October ($0.17, per share)					3,500

Issuance of common stock for cash, October ($0.18, per share)					3,600
Issuance of common stock for cash, October ($0.19, per share)					10,000
Issuance of common stock for cash, November ($0.14, per share)					280
Issuance of common stock for cash, November ($0.15, per share)					200
Issuance of common stock for cash, December ($0.104, per share)					1,040
Issuance of common stock for conversion of notes, October ($0.155, per share)					40,000
Issuance of common stock for conversion of notes, November ($0.156, per share)					38,000
Issuance of common stock for services, November ($0.23, per share)					1,150
Issuance of common stock for services, December ($0.15, per share)					375
Issuance of warrants for services, December					97,714
Net loss					(2,569,223)

December 31, 2010		$274,000	$(193,596)	$(12,000)	$(1,492,089)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,
	2010	2009	Period November 27, 2000 (Date of Inception) through December 31, 2010
Operating activities
Net loss	$(2,569,223)	$(2,271,917)	$(14,133,147)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	474,900	793,975	3,485,948
Options and warrants issued to employees, directors and consultants		87,511	614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	251,803	261,302	524,561
Amortization of deferred loan costs		24,050	24,750
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120

Gain on disposal of fixed assets	(1,965)		(1,965)
Depreciation	4,837	6,550	47,108
Amortization of agency fee	57,368		57,368
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(98,891)	(10,000)	(108,892)
Increase (decrease) in:
Accounts payable	77,886	28,941	252,406
Accrued expenses	4,000	(6,000)	273,250
Accrued payroll	(5,398)	(106,437)	275,011
Accrued royalty fees	250,000	239,000	1,468,167
Accrued interest	369	1,236	14,718

Net cash used by operating activities	(1,554,314)	(951,790)	(4,079,714)

Investing activities
Payments for agency rights	(100,000)		(100,000)
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets	2,500		2,500
Purchase of fixed assets	(4,459)	(1,747)	(49,929)

Net cash used by investing activities	(101,959)	(1,747)	(147,529)

Financing activities
Repayment of stockholder advances		(23,854)	(157,084)
Advances from stockholders			266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	930,936	1,225,885	3,636,473
Proceeds from exercise of options			45,000
Debt issuance cots		(19,750)	(19,750)
Repayment of convertible notes payable		(23,000)	(23,000)
Proceeds from issuance of convertible notes payable	250,000	395,000	802,250

Net cash provided by financing activities	1,180,936	1,554,281	4,355,507

Net (decrease) increase in cash	(475,337)	600,744	128,264

Cash at beginning of year/period	603,601	2,857

Cash at end of year/period	$128,264	$603,601	$128,264

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2010
	2010	2009
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0	$13,193	$21,477

Subscription receivable for issuance of common stock	$0	$29,000	$29,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$409,864	$550,200	$2,245,164

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Acquisition of agency fee intangible through accrued expenses	$900,000	$0	$900,000

Beneficial conversion feature on convertible notes payable	$251,803	$261,302	$524,561

Conversion of convertible debt to equity since inception (7,006,818 shares of common stock)	$253,000	$432,000	$722,000

Common stock issued for accounts payable	$55,125	$35,000	$90,125

Write off uncollectible stock subscription receivables	$155,000	$0	$155,000

Issuance of common stock payable to employees	$274,000	$0	$274,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2010

1.	Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000, and converted to a Nevada corporation in To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Paisley, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. If the Company can successfully demonstrate a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010 and since November 27, 2000 (date of inception) through December 31, 2010, the Company has had a net loss of $2,569,223 and $14,133,147, respectively. As of December 31, 2010, the Company has not emerged from the development stage and has a working capital deficit of $844,979. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2010, there were no amounts held in interest bearing accounts.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2010 and 2009 and the period November 27, 2000 (date of inception) to December 31, 2010 amounted to $208,565, $108,958 and $3,735,715, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2010 or 2009 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2010 and 2009 and the period from November 27, 2000 (Date of Inception) through December 31, 2010 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2010 and 2009 and the period from November 27, 2000 (Date of Inception) through December 31, 2010, potentially dilutive common stock options and warrants of 3,215,413, 2,007,413 and 3,215,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Dividend rate	0%	0%
Risk free interest rate	1.49% - 2.04%	1.44% - 2.51%
Expected term	5 years	5 years
Expected volatility	168.9% - 176%	148.9% - 189.8%

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

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2010 and 2009, the Company recognized $0 and $36,644, respectively, in consulting expenses and a corresponding increase to additional paid-in-capital related to common stock options issued for these services. Additionally, the Company recognized $98,058 and $571,625 in consulting expense related to prepaid consulting services paid for with common stock for the periods ended December 31, 2010 and 2009, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had no financial instruments as of December 31, 2010 that would be valued at fair value on a recurring basis.

Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2009 to conform to the presentation as of and for the year ended December 31, 2010.

Recent accounting pronouncements

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

In July 2002, Alpha modified the agreement to allow the Company to acquire the license agreement in advance of completing its registration statement and accepted a note as payment for the licensing fee and for the issuance of 5,000,000 shares of common stock in lieu of the original 10,000,000 shares. The value of these shares was based on $0.50 per share, which was the issuance price for common stock under the Company’s private placement offering. In August 2003 and 2004, the agreement was further amended to extend the term of the note and to establish that minimum royalty payments shall begin after the note is settled.

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2010, the Company has accrued $1,051,500 of royalty fees related to this agreement.

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

The Company has recognized $2,735,649 of research and development expense since inception related to the license agreement, as the license is exclusively for the development, manufacturing and sales of the DCGT and has no future economic benefit relative to other research and development projects.

5.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2010	2009
Furniture and fixtures	$1,505	$1,505
Equipment	14,482	11,142
Leasehold improvements	35,323	37,823

	51,310	50,470
Less accumulated depreciation and amortization	44,025	42,271

	$7,285	$8,199

6.	Options and warrants

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 525,000 and 900,000 common stock options and warrants to consultants and directors and recognized $2,443 and $87,511 in compensation expense for the years ended December 31, 2010 and 2009, respectively.

The warrants granted in 2010 were issued to consultants and were fully vested at the grant date, however, the term of the agreement is for five years and the consultants would forfeit the warrants in the event of non-performance. Accordingly, the requisite service period is the term of the agreement.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of December 31, 2010, no shares have been issued under this plan.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010, based on the Company’s closing stock price of $0.15 was $45,000. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009, based on the Company’s closing stock price of $0.39 was $289,500. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the years ended December 31, 2010 and 2009, the Company issued 783,000 and 747,413 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 783,000 and 747,413 shares of the Company’s common stock, respectively, at any time, at exercise prices ranging from $0.30 - $0.75 and $0.25 – $1.00 per share, respectively.

The following table represents our stock option and warrant activity for the years ended December 31, 2010:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2009	2,007,413	$0.10 – 2.00
Options and warrants granted	1,308,000	$0.30 – 0.75	$0.43
Options and warrants exercised
Options and warrants cancelled or expired	(100,000)	$0.30

Outstanding at December 31, 2010	3,215,413	$0.10 – $2.00
Exercisable at December 31, 2010	3,215,413	$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2010:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	3,215,413	3.32 Years	$0.46	3.32 Years	3,215,413	$0.46

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2010 and 2009, respectively.

7.	Commitments and Contingencies

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $47,900 and $18,000 in additional costs during the years ended December 31, 2010 and 2009, respectively.

The Company leased its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2010 and 2009, rent expense was approximately $31,900 and $31,900, respectively.

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

The Company also entered into an Exclusive Agency Agreement with Falcon Power Co., Ltd. The Agreement grants TTE the exclusive right to resell Falcons’ Products in the State of New York, State of Florida, State of Oklahoma and State of Colorado. As part of this agreement the company was to pay an Agency fee to Falcon in the amount of $1,000,000, with $100,000 due within three days of the agreement and the reminder to be paid within three months following execution of the agreement. During the year ended December 31, 2010 the Company paid $100,000 of the Agency fee, which has been included as an agency fee on the accompanying balance sheet and will be amortized over the five year term of the agreement. The remaining $900,000 of the Agency fee was to be paid from future product sales, however, in October 2010, the Agreement was amended and the Company became obligated to pay the $900,000 Agency fee in cash on June 18, 2011. As of December 31, 2010, the Company has recorded an agency fee intangible of approximately $943,000 related to these agreements.Amortization related to these agreements was approximately $57,000 for the year ended December 31, 2010. Further amortization expense related to these agreements for the years 2011 to 2014 will be approximately $209,000 annually, and approximately $107,000 in 2015.

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

The Company entered into various strategic alliances with foreign companies during 2009. During the year ended December 31, 2010, there were no material changes as disclosed in the December 31, 2009 Form 10K which that would warrant further disclosure to these financial statements, except as disclosed in Note 7.

In August 2010, the Company entered into an employment agreement with the Company’s Vice President. Under the employment agreement, the employment term commences on January 1, 2010 through August 2011 and an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $200,000. During the year ended December 31, 2010, the Company committed to issue 300,000 shares of common stock at $0.25 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $75,000 in prepaid services paid with common stock. As of December 31, 2010, the Company has recognized approximately $46,600 of stock based compensation expense related to the issuance. The payable is being amortized over the employment agreement which represents the expected requisite service period.

In August 2010, the Company entered into an employment agreement with the Company’s Chief Executive Officer. Under the employment agreement, the employment term runs through August 2013 and includes an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 400,000 shares of the Company’s common stock, with the value not to exceed $500,000. During the year ended December 31, 2010, the Company committed to issue 400,000 shares of common stock at $0.25 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $100,000 in prepaid services paid with common stock. As of December 31, 2010, the Company has recognized approximately $13,900 of stock based compensation expense related to the issuance. The payable is being amortized over the employment agreement which represents the expected requisite service period.

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

In September 2010, the Company entered into an employment agreement with the Company’s Chief Information Officer. Under the employment agreement, the employment term runs through September 15, 2011 and includes an annual base salary of $100,000. Additional performance-based bonuses are provided for up to 100,000 shares of the Company’s common stock, with the value not to exceed $150,000. During the year ended December 31, 2010, the Company committed to issue 100,000 shares of common stock at $0.27 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $27,000 in prepaid services paid with common stock. As of December 31, 2010, the Company recognized approximately $7,900 of stock based compensation expense related to the issuance. The payable is being amortized over the employment agreement which represents the expected requisite service period.

In November 2010, the Company entered into an employment agreement with the Company’s Chief Technology Officer. Under the employment agreement, the employment term runs through October 30, 2011 and includes an annual base salary of $24,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $300,000. During the year ended December 31, 2010, the Company committed to issue 300,000 shares of common stock at $0.24 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $72,000 in prepaid services paid with common stock. As of December 31, 2010, the Company recognized approximately $12,000 of stock based compensation expense related to the issuance. The payable is being amortized over the employment agreement which represents the expected requisite service period.

Related to the above employment agreements, the Company committed to issue a total of 1,100,000 shares of common stock. As of December 31, 2010, there were approximately 320,000 shares vested related to the employment agreements.

8.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2010 or 2009.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2010 or 2009 or the period November 27, 2000 (Date of inception) through December 31, 2010.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2010	2009
Tax expense (benefit) at U.S. statutory rate	$(873,500)	$(772,500)
State income tax expense (benefit), net of federal benefit	(93,300)	(82,500)
Stock option expense
Effect of non-deductible expenses	2,700	1,800
Other	(3,600)	1,000
Change in valuation allowance	967,700	852,200

	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets (liability), noncurrent:
Depreciation	$6,600	7,600
License agreement	395,900	475,100
Capitalized start up costs	3,725,900	3,082,600
Net operating loss	412,500	138,500
Stock compensation	115,700	104,400
Contribution carryover	2,700	800
Intangible agency fee	21,600
Debt issuance	2,100
Valuation allowance	(4,683,000)	(3,809,000)

	$—	$—

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2010 and 2009.

As of December 31, 2010, the Company had federal and state net operating loss carry-forwards totaling approximately $1,096,000 which begin expiring in 2022.

9.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2011.

As of December 31, 2010 and 2009, accounts payable included $40,150 and $42,550, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

As of December 31, 2010 and 2009, accounts payable included $47,557 and $22,708 due to a Company owned by the Company’s Chief Technology Officer.

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

During 2010 and since inception, the Company has drawn $250,000 and $745,000 in proceeds related to the note, respectively. During 2010 and since inception, the Holder has converted $253,000 and $722,000 in convertible notes into 1,373,278 and 7,006,818 common shares, respectively.

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

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2010 and 2009,

and the Period November 27, 2000 (Date of Inception)

through December 31, 2010

10.	Convertible Note Payable (continued)

Based on the amended agreement, the Company determined that all potential derivative features associated with the original debenture agreement were removed.

The following table presents the activity during 2010 related to the debenture:

Principal balance of the debenture	$253,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(251,803)

Recorded at closing	$1,197
Amounts converted into common stock	(253,000)
Amortization of beneficial conversion feature (interest expense) through December 31, 2010	251,803

Carrying value at December 31, 2010	$0

11.	Subsequent Events

The Company entered into a Consulting Agreement dated February 16, 2011 with an Company to provide public relations services. The agreement is for 30 days and compensation for such services is 3,000,000 shares of restricted common stock valued at $420,000.

In March 2011, the Company received $50,000 in cash proceeds from the holders on terms as more fully described in Note 10. At the same time, the holders sent an election notice to convert $25,000 of convertible notes to 166,667 shares of common stock at conversion price of $0.1288 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 under the criteria set forth in the Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of formalized controls and procedures as well as a lack of segregation of duties, as well as the absence of an independent audit committee chair, resulting from the Company’s limited resources.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	54	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)
Phyllis J. Rouse	52	Vice President, Secretary, Treasurer and Director
Rebecca McDonald	44	Chief Accounting Officer
Magdy Attia	43	Chief Technology Officer
John R. Dickinson	44	Audit Committee Member

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rouse, President, CEO, Chairman of the	2010	$196,502	0	0		0	0	0	0	$196,502
Board (1)	2009	$52,000	0	0		0	0	0	0	$52,000
Phyllis J. Rouse Vice President, Secretary, Treasurer and	2010	$201,790	0	$0		0	0	0	0	$201,790
Director (2)	2009	$52,000	0	$40,706	(A)	0	0	0	0	$92,706

(A)	Amount shown is the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.
(1)	For the year ended December 31, 2010, per Mr. Rouses’ employment agreement, his annual salary was $225,000.
(2)	For the year ended December 31, 2010, per Ms. Rouses’ employment agreement, her annual salary was $225,000.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders 2006 Incentive Compensation Plan	3,215,413	$0.46	1,479,090

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

The following table sets forth certain information as of December 31, 2010, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	4,618,555	10.08%
Alpha Engines Corporation (1)	2,812,752	6.14%
Magdy Attia	820,000	1.79%
Phyllis J. Rouse (2)	350,000	.76%

All directors and executive officers as a group (4 persons)	8,601,307	18.76%

1.	Robert L. and Barbara J. Scragg are majority shareholders of Alpha, the Licensor of our company. Alpha Engines has granted Michael Rouse a proxy to vote all of its beneficially owned shares of the Company’s common stock.
2.	Phyllis J. Rouse is the sister-in-law of Michael Rouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2010 and 2009, we were billed by our accountants, Pender Newkirk & Company, approximately $69,368 and $64,500 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During 2010 and 2009, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for tax work.

All Other Fees

During 2010 and 2009, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBINE TRUCK ENGINES, INC.

Dated: March 30, 2011	By:	/s/ Michael Rouse
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 30, 2011	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer