Form 10-Q
period 2011-03-31
TURBINE TRUCK ENGINES INC
filed 2011-05-13
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

There were 49,113,995 shares of the Registrant’s $0.001 par value common stock outstanding as of May 13, 2011.

Documents incorporated by reference: none

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

Item 1.    Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of March 31, 2011 (unaudited) and December 31, 2010 and

for the three months ended March 31, 2011 and 2010 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through March 31, 2011 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash	$84,180	$128,264
Prepaid expenses	126,681	108,891

Total current assets	210,861	237,155

Agency fee- intangible, net of accumulated amortization of $107,368 (2011) and $57,368 (2010)	892,632	942,632
Furniture and equipment, net of accumulated depreciation of $45,302 (2011) and $44,025 (2010)	49,353	7,285

	$1,152,846	1,187,072

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $3,557 (2011) and $87,707 (2010)	$52,514	$162,281
Accrued agency fee	900,000	900,000
Accrued interest	14,718	14,718
Accrued payroll	6,713	4,635
Note payable	500	500

Total current liabilities	974,445	1,082,134

Accrued expenses – long term	273,250	273,250
Accrued payroll – long term	333,067	270,376
Accrued royalty fees	1,114,000	1,051,500
Convertible note payable net of unamortized discount of $3,425 (2011) and $0 (2010)	21,575
Note payable to related party	1,901	1,901

Total liabilities	2,718,238	2,679,161

Stockholders’ deficit:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 99,000,000 shares authorized; 49,104,995 (2011) and 45,844,161 (2010) shares issued and outstanding	49,103	45,842
Additional paid in capital	13,051,276	12,526,812
Deficit accumulated during development stage	(14,968,115)	(14,133,147)
Common stock payable	463,800	274,000
Prepaid consulting services paid with common stock	(149,456)	(193,596)
Receivable for common stock	(12,000)	(12,000)

Total stockholders’ deficit	(1,565,392)	(1,492,089)

	$1,152,846	$1,187,072

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Statements of Operations

(unaudited)

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through
	2011	2010	March 31, 2011
Research and development costs	$16,373	$58,514	$3,752,088
Operating costs	815,032	595,901	10,609,687

	831,405	654,415	14,361,775
Interest (income) expense	3,563	8,564	606,340

Net loss	$(834,968)	$(662,979)	$(14,968,115)

Net loss per share	$(0.02)	$(0.02)	$(0.83)

Weighted average number of common shares outstanding	47,334,304	40,337,435	18,030,902

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2011 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2011

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2011 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2011

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2011 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2011

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

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2011 and

For Each of the Years From November 27, 2000 (Date of Inception) through March 31, 2011

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208

Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)

Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644

Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900

Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990

Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)

Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, February ($0.15, per share)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)	121,212	120	31,504
Issuance of common stock for cash, February ($0.30, per share)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share)	33,000	33	13,827
Issuance of common stock for services, February ($0.475, per share)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share)	1,025	1	399

Issuance of common stock for cash, March ($0.40, per share)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)	40,000	40	13,560
Issuance of common stock for cash, April ($0.36, per share)	24,000	24	8,568
Issuance of common stock for cash, April ($0.39, per share)	1,795	2	698
Issuance of common stock for cash, April ($0.42, per share)	3,570	4	1,496
Issuance of common stock for cash, April ($0.43, per share)	2,500	2	1,073
Issuance of common stock for cash, April ($0.44, per share)	7,955	8	3,492
Issuance of common stock for cash, April ($0.45, per share)	10,000	10	4,490
Issuance of common stock for services, April ($0.49, per share)	55,000	55	26,895
Issuance of common stock for cash, May ($0.35, per share)	28,572	29	9,971
Issuance of common stock for cash, May ($0.40, per share)	14,000	14	5,586
Issuance of common stock for cash, May ($0.44, per share)	116,500	116	51,144
Issuance of common stock for cash, June ($0.28, per share)	25,000	25	6,975
Issuance of common stock for cash, June ($0.30, per share)	11,000	11	3,289
Issuance of common stock for cash, June ($0.31, per share)	1,000	1	309
Issuance of common stock for cash, June ($0.32, per share)	3,750	4	1,196
Issuance of common stock for services, June ($0.38, per share)	150,000	150	56,850
Issuance of common stock for services, June ($0.41, per share)	100,000	100	40,400
Payment received for stock subscription receivable, June
Issuance of common stock for cash, July ($0.21, per share)	76,190	76	15,924
Issuance of common stock for conversion of notes, July ($0.24, per share)	207,727	208	49,792
Issuance of common stock for cash, August ($0.19, per share)	65,788	66	12,434
Issuance of common stock for conversion of notes, August ($0.19, per share)	393,288	393	74,607

Issuance of common stock for cash, August ($0.20, per share)	22,500	23	4,477
Issuance of common stock for cash, September ($0.17, per share)	1,500,000	1,500	253,500
Issuance of common stock for conversion of notes, September ($0.18, per share)	269,472	269	49,731
Forfeiture of common stock issued for services, September	(600,000)	(600)	(293,400)
Common stock commitment at $0.25 - $0.27
Issuance of common stock for cash, October ($0.17, per share)	20,589	21	3,479
Issuance of common stock for cash, October ($0.18, per share)	20,000	20	3,580
Issuance of common stock for cash, October ($0.19, per share)	52,632	53	9,947
Issuance of common stock for cash, November ($0.14, per share)	2,000	2	278
Issuance of common stock for cash, November ($0.15, per share)	1,333	1	199
Issuance of common stock for cash, December ($0.104, per share)	10,000	10	1,030
Issuance of common stock for conversion of notes, October ($0.155, per share)	258,732	259	39,741
Issuance of common stock for conversion of notes, November ($0.156, per share)	244,059	244	37,756
Issuance of common stock for services, November ($0.23, per share)	5,000	5	1,145
Issuance of common stock for services, December ($0.15, per share)	2,500	2	373
Issuance of warrants for services, December			97,714
Net loss				(2,569,223)

Balance December 31, 2010	45,844,161	$45,842	$12,526,812	$(14,133,147)
Amortization of prepaid services paid for with common stock, unaudited
Value of the beneficial conversion feature for the issuance of convertible debt, unaudited			7,000
Issuance of common stock for services, January 2011($0.15 per share) unaudited	446,167	446	66,479
Issuance of common stock issued to employees for services, January 2011 ($0.24, per share) unaudited	300,000	300	71,700
Issuance of common stock issued to employees for services, February 2011 ($0.25, per share) unaudited	700,000	700	174,300
Issuance of common stock issued to employees for services, February 2011($0.27 per share) unaudited	100,000	100	26,900
Issuance of common stock for cash, February 2011($0.10 per share) unaudited	551,000	551	54,549
Issuance of common stock for cash, March 2011($0.10 per share) unaudited	997,000	997	98,703
Common stock commitment at $0.13 - $0.15 per share unaudited
Issuance of common stock for conversion of notes, March 2011 ($0.15, per share) unaudited	166,667	167	24,833
Net loss for the three months ended March 31, 2011 (unaudited)				(834,968)
Balance, March 31, 2011, unaudited	49,104,995	$49,103	$13,051,276	$(14,968,115)

	Deferred Non-Cash Offering Costs	Common Stock Payable	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per share)					30,000
Issuance of common stock for services, February ($0.38, per shares)					60,800
Issuance of common stock for services, February ($0.26, per share)					3,120
Issuance of common stock for services, April ($0.12, per share)			(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)			(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)					14,500
Issuance of common stock for cash, June ($0.10, per share)					33,400
Issuance of common stock for cash, June ($0.085, per share)					12,750
Issuance of common stock for cash, June ($0.08, per share)					2,000
Issuance of common stock for services, June ($0.16, per share)			(48,000)
Amortization of prepaid services paid for with common stock			110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt					25,000
Issuance of common stock for cash, July ($0.10, per share)					37,951
Issuance of common stock for services, July ($0.15, per share)					4,500
Issuance of common stock for cash, August ($0.10, per share)					10,100
Issuance of common stock for cash, September ($0.10, per share)					36,900
Issuance of common stock for cash, September ($0.08, per share)					24,500
Issuance of common stock for cash, October ($0.08, per share)					300
Issuance of common stock for cash, October ($0.09, per share)					3,600
Issuance of common stock for cash, October ($0.10, per share)					2,700
Issuance of common stock for cash, November ($0.08, per share)					1,000
Issuance of common stock for cash, November ($0.10, per share)					3,240
Issuance of common stock for services, December ($0.071, per share)					888
Issuance of common stock for cash, December ($0.08, per share)					12,900
Issuance of common stock for cash, December ($0.10, per share)					2,630

Issuance of common stock for services, December ($0.09, per share)			900
Issuance of common stock for services, December ($0.13, per share)	(65,000)
Issuance of common stock for services, December ($0.17, per share)			2,125
Issuance of common stock for services, December ($0.1954, per share)			19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)			2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)			20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)			15,000
Issuance of warrants for services, December			29,578
Net loss			(982,677)

Balance December 31, 2008	(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock	571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)			15,000
Issuance of common stock for cash, January ($0.50, per share)			99
Issuance of common stock for cash, January ($0.07, per share)			20,650
Issuance of common stock for cash, January ($0.08, per share)			1,000
Issuance of common stock for cash, January ($0.10, per share)			25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)			10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)			20,000
Issuance of common stock for cash, February ($0.07, per share)			36,885
Issuance of common stock for cash, February ($0.10, per share)			11,050
Issuance of common stock for services, March ($0.11, per share)	(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)			10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)			25,000
Issuance of common stock for cash, March ($0.07, per share)			20,250
Issuance of common stock for cash, March ($0.10, per share)			1,000
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)			1,800
Issuance of common stock for services, April ($0.10, per share)	(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)			19,250

Issuance of common stock for cash, April ($0.10, per share)		2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)		35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)		10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)		25,000
Issuance of common stock for services, May ($0.09, per share)		5,150
Issuance of common stock for cash, May ($0.07, per share)		5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)		25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)		55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)		40,750
Issuance of common stock for cash, June ($0.08, per share)		34,982
Issuance of common stock for cash, July ($0.07, per share)		68,337
Issuance of common stock for cash, July ($0.065, per share)		14,008
Issuance of common stock for cash, July ($0.10, per share)		2,000
Issuance of common stock for cash, July ($0.26, per share)		1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)		10,000
Issuance of common stock for cash, August ($0.07, per share)		9,100
Issuance of common stock for cash, August ($0.085, per share)		5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)		148,000
Issuance of common stock for cash, August ($0.11, per share)		1,100
Issuance of common stock for cash, August ($0.12, per share)		12,000
Issuance of common stock for cash, August ($0.24, per share)		36,600
Issuance of common stock for cash, August ($0.26, per share)		36,500
Issuance of common stock for cash, August ($0.28, per share)		4,700
Issuance of common stock for cash, August ($0.30, per share)		49,200
Issuance of common stock for cash, August ($0.33, per share)		2,100
Issuance of common stock for services, August ($0.09, per share)	(108,000)
Issuance of common stock for services, August ($0.25, per share)	(25,000)
Issuance of common stock for services, August ($0.10, per share)	(5,000)

Issuance of common stock for services, August ($0.16, per share)	(16,000)
Issuance of common stock for cash, September ($0.10, per share)			2,000
Issuance of common stock for cash, September ($0.20, per share)			8,000
Issuance of common stock for cash, September ($0.22, per share)			63,000
Issuance of common stock for cash, September ($0.23, per share)			29,000
Issuance of common stock for cash, September ($0.235, per share)			7,000
Issuance of common stock for cash, September ($0.25, per share)			11,500
Issuance of common stock for cash, September ($0.26, per share)			21,900
Issuance of common stock for cash, September ($0.30, per share)			6,400
Issuance of common stock for cash, September ($0.325, per share)			400
Issuance of common stock for cash, September ($0.33, per share)			22,110
Issuance of common stock for cash, September ($0.375, per share)			3,750
Issuance of common stock for services, September ($0.47, per share)			47,000
Issuance of common stock for services, September ($0.61, per share)	(305,000)
Issuance of common stock for services, September ($0.50, per share)	(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)			35,000
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)			2,500
Issuance of common stock for cash, October ($0.18, per share)			44,300
Issuance of common stock for cash, October ($0.17, per share)			4,400
Issuance of common stock for cash, November ($0.18, per share)			17,780
Issuance of common stock for cash, November ($0.20 per share)			33,500
Issuance of common stock for cash, December ($0.19, per share)			475
Issuance of common stock for cash, December ($0.16, per share)		(16,000)
Issuance of common stock for cash, December ($0.17, per share)		(1,000)
Issuance of common stock for cash, December ($0.18, per share)		(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)			2,000
Issuance of common stock for cash, December ($0.30, per share)			330,000

Issuance of common stock for services, October ($0.42, per share)			42,000
Issuance of common stock for services, December ($0.38, per share)	(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)			192,000
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable		90	90
Net loss			(2,271,917)

Balance, December 31, 2009	(79,908)	(196,000)	(885,715)
Payment on stock subscription receivables		29,000	29,000
Amortization of prepaid services paid for with common stock	98,058		98,058
Issuance of common stock for cash, February ($0.15, per share)			20,250
Issuance of common stock for cash, February ($0.16, per share)			50,947
Issuance of common stock for cash, February ($0.17, per share)			27,140
Issuance of common stock for cash, February ($0.18, per share)			1,800
Issuance of common stock for cash, February ($0.23, per share)			127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)			31,624
Issuance of common stock for cash, February ($0.30, per share)			30,300
Issuance of common stock for cash, February ($0.333, per share)			33,333
Issuance of common stock for cash, February ($0.42, per share)			13,860
Issuance of common stock for services, February ($0.475, per share)	(6,650)
Issuance of common stock for services, February ($0.575, per share)	(11,500)
Issuance of common stock for cash, March ($0.18, per share)			1,800
Issuance of common stock for cash, March ($0.21, per share)			1,000
Issuance of common stock for cash, March ($0.28, per share)		(100,000)
Issuance of common stock for cash, March ($0.294, per share)			2,000
Issuance of common stock for cash, March ($0.30, per share)			45,800
Issuance of common stock for cash, March ($0.35, per share)			2,100
Issuance of common stock for cash, March ($0.37, per share)			5,000
Issuance of common stock for cash, March ($0.38, per share)			19,000

Issuance of common stock for cash, March ($0.39, per share)			400
Issuance of common stock for cash, March ($0.40, per share)			1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)			21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)			2,000
Issuance of common stock for services, March ($0.485, per share)			72,750
Issuance of common stock for services, March ($0.49, per share)	(294,000)
Write off uncollectible stock subscription receivable, March		155,000
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)			13,600
Issuance of common stock for cash, April ($0.36, per share)			8,592
Issuance of common stock for cash, April ($0.39, per share)			700
Issuance of common stock for cash, April ($0.42, per share)			1,500
Issuance of common stock for cash, April ($0.43, per share)			1,075
Issuance of common stock for cash, April ($0.44, per share)			3,500
Issuance of common stock for cash, April ($0.45, per share)			4,500
Issuance of common stock for services, April ($0.49, per share)			26,950
Issuance of common stock for cash, May ($0.35, per share)			10,000
Issuance of common stock for cash, May ($0.40, per share)			5,600
Issuance of common stock for cash, May ($0.44, per share)			51,260
Issuance of common stock for cash, June ($0.28, per share)			7,000
Issuance of common stock for cash, June ($0.30, per share)			3,300
Issuance of common stock for cash, June ($0.31, per share)			310
Issuance of common stock for cash, June ($0.32, per share)			1,200
Issuance of common stock for services, June ($0.38, per share)			57,000
Issuance of common stock for services, June ($0.41, per share)			40,500
Payment received for stock subscription receivable, June		100,000	100,000
Issuance of common stock for cash, July ($0.21, per share)			16,000

Issuance of common stock for conversion of notes, July ($0.24, per share)				50,000
Issuance of common stock for cash, August ($0.19, per share)				12,500
Issuance of common stock for conversion of notes, August ($0.19, per share)				75,000
Issuance of common stock for cash, August ($0.20, per share)				4,500
Issuance of common stock for cash, September ($0.17, per share)				255,000
Issuance of common stock for conversion of notes, September ($0.18, per share)				50,000
Forfeiture of common stock issued for services, September		294,000
Common stock commitment at $0.25 - $0.27	274,000	(193,596)		80,404
Issuance of common stock for cash, October ($0.17, per share)				3,500
Issuance of common stock for cash, October ($0.18, per share)				3,600
Issuance of common stock for cash, October ($0.19, per share)				10,000
Issuance of common stock for cash, November ($0.14, per share)				280
Issuance of common stock for cash, November ($0.15, per share)				200
Issuance of common stock for cash, December ($0.104, per share)				1,040
Issuance of common stock for conversion of notes, October ($0.155, per share)				40,000
Issuance of common stock for conversion of notes, November ($0.156, per share)				38,000
Issuance of common stock for services, November ($0.23, per share)				1,150
Issuance of common stock for services, December ($0.15, per share)				375
Issuance of warrants for services, December				97,714
Net loss				(2,569,223)

Balance, December 31, 2010	$274,000	$(193,596)	$(12,000)	$(1,492,089)
Amortization of prepaid services paid for with common stock, unaudited		44,140		44,140
Value of the beneficial conversion feature for the issuance of convertible debt, unaudited				7,000
Issuance of common stock for services, January 2011($0.15 per share) unaudited				66,925
Issuance of common stock issued to employees for services, January 2011 ($0.24, per share) unaudited	(72,000)
Issuance of common stock issued to employees for services, February 2011 ($0.25, per share) unaudited	(175,000)

Issuance of common stock issued to employees for services, February 2011($0.27 per share) unaudited	(27,000)
Issuance of common stock for cash, February 2011($0.10 per share) unaudited				55,100
Issuance of common stock for cash, March 2011($0.10 per share) unaudited				99,700
Common stock commitment at $0.13 - $0.15 per share unaudited	463,800			463,800
Issuance of common stock for conversion of notes, March 2011 ($0.15, per share) unaudited				25,000
Net loss for the three months ended March 31, 2011 (unaudited)				(834,968)

Balance, March 31, 2011 (unaudited)	$463,800	$(149,456)	$(12,000)	$(1,565,392)

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010	Period November 27, 2000 (Date of Inception) through March 31, 2011
Operating activities
Net loss	$(834,968)	$(662,979)	$(14,968,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	508,316	165,783	3,994,264
Options and warrants issued to employees, directors and consultants			614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	3,575	9,809	528,136
Amortization of deferred loan costs			24,750
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120

Gain on disposal of fixed assets			(1,965)
Depreciation	1,277	715	48,385
Amortization of agency fee	50,000		107,368
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	(17,790)	(111,910)	(126,682)
Increase (decrease) in:
Accounts payable	(43,217)	(13,621)	209,189
Accrued expenses		37,166	273,250
Accrued payroll	79,764	38,770	354,780
Accrued royalty fees	62,500	62,500	1,530,667
Accrued interest		369	14,718

Net cash used by operating activities	(190,538)	(473,398)	(4,270,252)

Investing activities
Payments for agency rights			(100,000)
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets			2,500
Purchase of fixed assets	(43,345)	(1,118)	(93,274)

Net cash used by investing activities	(43,345)	(1,118)	(190,874)

Financing activities
Repayment of stockholder advances			(157,084)
Advances from stockholders			266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	139,799	412,180	3,776,272
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable			(23,000)

Proceeds from issuance of convertible notes payable	50,000	250,000	852,250

Net cash provided by financing activities	189,799	662,180	4,545,306

Net (decrease) increase in cash	(44,084)	187,664	84,180

Cash at beginning of year/period	128,264	603,601

Cash at end of year/period	$84,180	$791,265	$84,180

The accompanying notes are an integral part of the financial statements.

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2011
	2011	2010
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0	$0	$21,477

Subscription receivable for issuance of common stock	$0	$100,000	$29,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$0	$384,900	$2,245,164

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Acquisition of agency fee intangible through accrued expenses	$0	$0	$900,000

Beneficial conversion feature on convertible notes payable	$7,000	$248,889	$531,561

Conversion of convertible debt to equity since inception (7,173,485 shares of common stock)	$25,000	$0	$747,000

Common stock issued for accounts payable	$66,550	$55,125	$156,675

Common stock issued for accrued payroll	$15,000	$0	$15,000

Write off uncollectible stock subscription receivables	$0	$155,000	$155,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2011 and 2010,

and the Period November 27, 2000 (Date of Inception)

through March 31, 2011

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

2.    Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2011 and 2010 and the period November 27, 2000 (Date of Inception) through March 31, 2011, (b) the financial position at March 31, 2011 and December 31, 2010, and (c) cash flows for the three month periods ended March 31, 2011 and 2010, and the period November 27, 2000 (Date of Inception) through March 31, 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of those to be expected for the entire year.

3.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011 and since November 27, 2000 (date of inception) through March 31, 2011, the Company has had a net loss of $834,968 and $14,968,115, respectively. As of March 31, 2011, the Company has not emerged from the development stage and has a working capital deficit of $763,584. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.    Commitments and Contingencies

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $6,000 and $48,000 in additional costs during the three months ended March 31, 2011 and 2010, respectively.

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $1,114,000 and $1,051,500 as of March 31, 2011 and December 31, 2010, respectively.

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

The Company has also entered into a Strategic Alliance Agreement with Falcon Power Co., Ltd., a Taiwan limited by share company, for the purpose of collaborating on the engineering, technical development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) and the Hydrogen Generator specifically for application opportunities in Taiwan, China and other markets. The terms of the Agreement call for Falcon and TTE to collaborate on modifying and applying the DCGT engine technology to integrate with Falcon’s Hydrogen Generator, for the purpose of allowing Falcon to be able to design a suitable device for the anticipated Joint Venture.

As part of the Agreement, the parties anticipate a mutually agreed stock swap between the two publically traded companies will be pursued. No agreement has been reached as to this proposed stock swap through the date of filing.

The Company also entered into an Exclusive Agency Agreement with Falcon Power Co., Ltd. The Agreement grants TTE the exclusive right to resell Falcons’ Products in the State of New York, State of Florida, State of Oklahoma and State of Colorado. As part of this agreement the company was to pay an Agency fee to Falcon in the amount of $1,000,000, with $100,000 due within three days of the agreement and the reminder to be paid within three months following execution of the agreement. During the year ended December 31, 2010 the Company paid $100,000 of the Agency fee, which has been included as an agency fee on the accompanying balance sheet and will be amortized over the five year term of the agreement. The remaining $900,000 of the Agency fee is due on June 18, 2011. As of March 31, 2011, the Company has recorded an agency fee intangible of approximately $893,000 related to these agreements. Amortization related to these agreements was approximately $50,000 for the three months ended March 31, 2011. Further amortization expense related to these agreements for the years 2011 to 2014 will be approximately $209,000 annually, and approximately $107,000 in 2015.

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

The Company entered into various strategic alliances with foreign companies during 2009. During the three months ended March 31, 2011, there were no material changes as disclosed in the December 31, 2010 Form 10K which would warrant further disclosure to these financial statements. The agreements with GUOHAO, TIANJIN, and BEIJING ROYAL are based on the company building, testing, and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the company has demonstrated that it can produce an engine with the power output and efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the company to bring the engine to full commercialization for that product will start at that time.

In August 2010, the Company entered into an employment agreement with the Company’s Vice President. Under the employment agreement, the employment term commences on January 1, 2010 through August 2011 and an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $200,000. During the year ended December 31, 2010, the Company committed to issue 300,000 shares of common stock at $0.25 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $75,000 in prepaid services paid with common stock. As of March 31, 2011, the Company has recognized approximately $58,000 of stock based compensation expense related to the issuance. The prepaid is being amortized over the employment agreement which represents the expected requisite service period.

In August 2010, the Company entered into an employment agreement with the Company’s Chief Executive Officer. Under the employment agreement, the employment term runs through August 2013 and includes an annual base salary of $225,000. Additional performance-based bonuses are provided for up to 400,000 shares of the Company’s common stock, with the value not to exceed $500,000. During the year ended December 31, 2010, the Company committed to issue 400,000 shares of common stock at $0.25 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $100,000 in prepaid services paid with common stock. As of March 31, 2011, the Company has recognized approximately $21,900 of stock based compensation expense related to the issuance. The prepaid is being amortized over the employment agreement which represents the expected requisite service period.

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

In September 2010, the Company entered into an employment agreement with the Company’s Chief Information Officer. Under the employment agreement, the employment term runs through September 15, 2011 and includes an annual base salary of $100,000. Additional performance-based bonuses are provided for up to 100,000 shares of the Company’s common stock, with the value not to exceed $150,000. During the year ended December 31, 2010, the Company committed to issue 100,000 shares of common stock at $0.27 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $27,000 in prepaid services paid with common stock. As of March 31, 2011, the Company recognized approximately $14,650 of stock based compensation expense related to the issuance. The prepaid is being amortized over the employment agreement which represents the expected requisite service period.

In November 2010, the Company entered into an employment agreement with the Company’s Chief Technology Officer. Under the employment agreement, the employment term runs through October 30, 2011 and includes an annual base salary of $24,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $300,000. During the year ended December 31, 2010, the Company committed to issue 300,000 shares of common stock at $0.24 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $72,000 in prepaid services paid with common stock. As of March 31, 2011, the Company recognized approximately $30,000 of stock based compensation expense related to the issuance. The prepaid is being amortized over the employment agreement which represents the expected requisite service period.

Related to the above employment agreements, the Company committed to issue a total of 1,100,000 shares of common stock. As of March 31, 2011, there were approximately 500,000 shares vested related to the employment agreements. For the three months ended March 31, 2011, the Company recognized approximately $44,000 in compensation expense related to the above agreements.

5.    Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2011 and December 31, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2011.

As of March 31, 2011 and December 31, 2010, accounts payable included $3,557 and $47,557 due to a Company owned by the Company’s Chief Technology Officer.

As of March 31, 2011 and December 31, 2010, accounts payable included $0 and $40,150, respectively, due to a director of the Company for various accounting services.

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

During 2011 and since inception, the Company has drawn $50,000 and $795,000 in proceeds related to the note, respectively. During 2011 and since inception, the Holder has converted $25,000 and $747,000 in convertible notes into 166,667 and 7,173,485 common shares, respectively.

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

The following table presents the activity during 2011 related to the debenture:

Principal balance of the debenture	$50,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(7,000)

Recorded at closing	$43,000
Amounts converted into common stock	(25,000)
Amortization of beneficial conversion feature (interest expense) through March 31, 2011	3,575

Carrying value at March 31, 2011	$21,575

6.    Options and warrants

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company did not grant any options and warrants to consultants and directors during the three month periods ended March 31, 2011 and 2010.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of March 31, 2011, no shares have been issued under this plan.

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

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011, based on the Company’s closing stock price of $0.24 was $126,000. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010, based on the Company’s closing stock price of $0.48 was $397,196. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended March 31, 2011 and 2010, the Company issued 800,000 and 0 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 800,000 and 0 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.30 per share.

The following table represents our stock option and warrant activity for the three months ended March 31, 2011:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2010	3,215,413	$0.10 – 2.00
Options and warrants granted	800,000	$0.30	$0.30
Options and warrants exercised
Options and warrants cancelled or expired

Outstanding at March 31, 2011	4,015,413	$0.10 – $2.00
Exercisable at March 31, 2011	4,015,413	$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2011:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	4,015,413	4.00 Years	$0.43	4.00 Years	4,015,413	$0.43

Net cash proceeds from the exercise of options and warrants were $0 for each of the three months ended March 31, 2011 and 2010.

8. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three month periods ended March 31, 2011 and 2010 and for the period from November 27, 2000 (Date of Inception) through March 31, 2011, the Company had 4,015,413, 1,907,413 and 4,015,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Research and Development Costs – During the three months ended March 31, 2011 and 2010, research and development costs totaled $16,373 and $58,514, respectively. The decrease of $42,141 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2010.

Operating Costs – During the three months ended March 31, 2011 and 2010, operating costs totaled $815,032 and $595,901, respectively. The increase of $219,131 was mainly attributable to an approximate $76,000 increase in payroll expenses due to an increase in salaries and additional employees and a $242,155 increase in Professional Fees for the addition of a public relations firm (Accounting, Legal, Public Relations, and Marketing).

Interest (Income) Expense - Net - During the years three months ended March 31, 2011 and 2010, net interest expense totaled $3,563 and $8,564, respectively. The decrease of $5,001 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $50,000 in 2011 and $253,000 in 2010.

The net loss for the three months ended March 31, 2011 and 2010 was $834,968 and $662,979, respectively. The increase of $171,989 was mainly attributable to the increase in professional fee expenses and other operating costs.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2011 and 2010 and since November 27, 2000 (date of inception) through March 31, 2011, the Company has had net losses of $834,968, $662,979 and $14,968,115, respectively. As of March 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2011 we raised cash of approximately $3,582,000 net of issuance costs, through private placements of common stock financings and $795,000 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through March 31, 2011 we have incurred $3,752,088 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2011, we had an accumulated deficit of $14,968,115 and working capital deficit of $763,584.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2011 and since inception, the Company has drawn $50,000 and $795,000, respectively, in proceeds related to the note. During 2011 and since inception, the Holder has converted $25,000 and $747,000 in convertible notes into 166,667 and 7,173,485 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	4,015,413	$1,731,533

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended March 31, 2011 and 2010 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Significant Accounting Polices: Recent Accounting Standards” of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2011, the Company issued 446,167 shares of common stock for services valued at a price of $0.15 per share.

During January 2011, the Company issued 300,000 shares of common stock for employee services valued at a price of $0.24 per share.

During February 2011, the Company issued 700,000 shares of common stock for employee services valued at a price of $0.25 per share.

During February 2011, the Company issued 100,000 shares of common stock for employee services valued at a price of $0.27 per share.

During February 2011, the Company issued 551,000 shares of common stock for cash at a price of $0.10 per share.

During March 2011, the Company issued 997,000 shares of common stock for cash at a price of $0.10 per share.

During March 2011, the Company issued 166,667 shares of common stock for the conversion of notes payable at a price of $0.15 per share.

Item 3.    Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.    Removed and Reserved

Item 5.    Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 13, 2011	By:	/S/ MICHAEL ROUSE

Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 13, 2011	By:	/S/ REBECCA A. MCDONALD

Principal Accounting Officer