Form 10-Q/A
period 2011-03-31
TURBINE TRUCK ENGINES INC
filed 2011-05-17
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

There were 52,774,743 shares of the Registrant’s $0.001 par value common stock outstanding as of May 13, 2011.

Documents incorporated by reference: none

EXPLANATORY NOTE

Turbine Truck Engines, Inc. [the “Company”] is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 13, 2011, to amend the Company’s shares outstanding . The Company stated 49,113,995 shares outstanding, and it should have been 52,774,743 shares outstanding.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 16, 2011	By:	/S/ MICHAEL ROUSE

Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 16, 2011	By:	/S/ REBECCA A. MCDONALD

Principal Accounting Officer