Form 10-Q
period 2011-06-30
TURBINE TRUCK ENGINES INC
filed 2011-08-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

46600 Deep Woods Road, Paisley, Florida 32767

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

There were 53,734,830 shares of the Registrant’s $0.001 par value common stock outstanding as of August 9, 2011.

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

Item 1.    Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of June 30, 2011 (unaudited) and December 31, 2010 and

for the three and six months ended June 30, 2011 and 2010 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2011 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$7,245	$128,264
Prepaid expenses	119,480	108,891

Total current assets	126,725	237,155

Agency fee-intangible, net of accumulated amortization of $0 and $57,368 (2010)	—	942,632
Furniture and equipment, net of accumulated depreciation of $46,733 (2011) and $44,025(2010)	51,531	7,285

	$178,256	1,187,072

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $42,262 (2011) and $87,707 (2010)	$133,521	$162,281
Accrued agency fee	—	900,000
Accrued interest	14,718	14,718
Accrued payroll	4,269	4,635
Note payable	500	500

Total current liabilities	153,008	1,082,134
Accrued expenses – long term	307,250	273,250
Accrued payroll – long term	418,920	270,376
Accrued royalty fees	1,176,500	1,051,500
Note payable to related party	1,901	1,901

Total liabilities	2,057,579	2,679,161
Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 99,000,000 shares authorized; 53,115,096 (2011) and 45,844,161 (2010) shares issued and outstanding	53,113	45,842
Additional paid in capital	13,637,564	12,526,812
Deficit accumulated during development stage	(15,452,694)	(14,133,147)
Common stock payable	—	274,000
Prepaid consulting services paid with common stock	(105,306)	(193,596)
Receivable for common stock	(12,000)	(12,000)

Total stockholders’ deficit	(1,879,323)	(1,492,089)

	$178,256	$1,187,072

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30, 2011

	2011	2010	2011	2010
Research and development costs	$87,059	$67,226	$103,432	$125,740	$3,839,147
Operating costs	394,095	1,102,765	1,209,127	1,698,665	11,003,782

	481,154	1,169,991	1,312,559	1,824,405	14,842,929
Interest (income) expense	3,425	25,756	6,988	34,320	609,765

Net loss	$(484,579)	$(1,195,747)	$(1,319,547)	$(1,858,725)	$(15,452,694)

Net loss per share	(0.01)	$(0.03)	$(0.02)	$(0.04)	$(0.82)

Weighted average number of common shares outstanding	52,475,871	42,997,959	54,039,700	41,687,640	18,841,477

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Six Months Ended		Period November 27, 2000 (Date of Inception) through June 30, 2011

	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,319,547)	$(1,858,725)	$(15,452,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	589,203	574,720	4,075,151
Options and warrants issued to employees, directors and consultants			614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	7,000	36,590	531,561
Amortization of deferred loan costs			24,750
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Gain on disposal of fixed assets			(1,965)
Depreciation	2,708	2,116	49,816
Amortization of agency fee	42,632		100,000
Amortization of discount on notes payable			33,858
Increase in prepaid expenses	(10,589)	(108,480)	(119,480)
Increase (decrease) in:
Accounts payable	37,790	82,821	290,196
Accrued expenses	34,000	58,410	307,250
Accrued payroll	163,178	(45,572)	438,189
Accrued royalty fees	125,000	125,000	1,593,167
Accrued interest		369	14,718

Net cash used by operating activities	(328,625)	(1,132,751)	(4,408,339)

INVESTING ACTIVITIES:
Payment of agency fee rights			(100,000)
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets			2,500
Purchase of fixed assets	(46,954)	(4,459)	(96,883)

Net cash used by investing activities	(46,954)	(4,459)	(194,483)

FINANCING ACTIVITIES:
Repayment of stockholder advances			(157,084)
Advances from stockholders			266,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	204,560	624,316	3,841,033
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable			(23,000)
Proceeds from issuance of convertible notes payable	50,000	250,000	852,250

Net cash provided by financing activities	254,560	874,316	4,610,067

NET (DECREASE) INCREASE IN CASH	(121,021)	(262,894)	7,245
CASH, BEGINNING OF PERIOD	128,264	603,601	0

CASH, END OF PERIOD	$7,245	$340,707	$7,245

The accompanying notes are an integral part of the financial statements

	For the Six Months Ended		Period November 27, 2000 (Date of Inception) through June 30, 2011

	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$0	$0	$21,477

Subscription receivable for issuance of common stock	$0	$0	$29,090

Option to acquire license for issuance of common stock	$0	$0	$10,000

Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774

Deferred offering costs netted against issuance of common stock	$0	$0	$41,735

Value of beneficial conversion feature of notes payable	$0	$0	$19,507

Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850

Application of amount due from shareholder against related party debt	$0	$0	$8,099

Amortization of offering costs related to stock for services	$0	$0	$25,730

Settlement of notes payable in exchange for common stock	$0	$0	$356,466

Common stock issued in exchange for prepaid services	$0	$312,150	$2,245,164

Common stock issued in exchange for accrued royalties	$0	$0	$416,667

Receivable issued for exercise of common stock options	$0	$0	$167,000

Common stock issued in exchange for fixed assets	$0	$0	$5,000

Acquisition of agency fee intangible through accrued expenses	$0	$0	$900,000

Beneficial conversion feature on convertible notes	$7,000	$248,889	$531,561

Conversion of convertible debt to equity (7,340,152 shares since inception)	$50,000	$0	$772,000

Common stock issued for accounts payable	$66,550	$55,125	$156,675

Common stock issued for accrued payroll	$15,000	$0	$15,000

Write off uncollectible stock subscription receivable	$0	$155,000	$155,000

Write off of intangible asset and agency fee payable	$900,000	$0	$900,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through June 30, 2011 (unaudited)

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

2.    Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2011 and 2010 and the period November 27, 2000 (Date of Inception) through June 30, 2011, (b) the financial position at June 30, 2011, 2010, and (c) cash flows for the six month periods ended June 30, 2011 and 2010, and the period November 27, 2000 (Date of Inception) through June 30, 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of those to be expected for the entire year.

3.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2011 and since November 27, 2000 (date of inception) through June 30, 2011, the Company has had a net loss of $484,579, $1,319,547 and $15,452,694, respectively. As of June 30, 2011, the Company has not emerged from the development stage and has a working capital deficit of $26,283. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.    Commitments and Contingencies

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $22,000 and $28,000 in additional costs during the three and six months ended June 30, 2011 and 2010, respectively.

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $1,176,500 and $1,051,500 as of June 30, 2011 and December 31, 2010, respectively.

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

The Company had entered into an Exclusive Agency Agreement with Falcon Power Co., Ltd. in the year ended December 31, 2010. The Agreement had previously granted the Company the exclusive right to resell Falcons’ Products in the State of New York, State of Florida, State of Oklahoma and State of Colorado. As part of this agreement the Company was to pay an Agency fee to Falcon in the amount of $1,000,000, with $100,000 due within three days of the agreement and the reminder to be paid within three months following execution of the agreement. During the year ended December 31, 2010, the Company paid $100,000 of the Agency fee, which has been included as an agency fee on the accompanying balance sheet and will be amortized over the five year term of the agreement. The remaining $900,000 of the Agency fee was due on June 2011.

As of June 30, 2011, the Company has terminated this agreement through mutual consent of both parties. The Company no longer has the exclusive right to resell these products in North America and the remaining agency fee owed of $900,000 is no longer payable to Falcon Power Co. As of the termination date, the Company impaired the intangible agency right at its book value of $842,632 and adjusted their agency fee payable amount of $900,000. The net amount of this elimination was approximately $57,000 which is included in operating costs for all periods presented.

The Company (TTE) entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to TTE for demonstration purposes. Once TTE purchases the first H2 generator and pays 90% of the purchase price, TTE will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. TTE will pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($346,000 USD as of June 30, 2011) for up to two machines. Payments are to be made in stages; (a) 50% (5,000,000 TWD) within 15 business days after the execution of the Agreement; (b) 40% (4,000,000 TWD) 30 days after the first payment; (c) 5% (500,000 TWD) 24 hours after the initial installation and testing; and (d) 5% (500,000 TWD) one day after machine is in operation for 30 days. Through the date of this filing, the Company is working to negotiate a payment schedule.

As a June 30, 2011, the above equipment has not been received , as such, no liability has been recorded.

The Company entered into a Cooperative Agreement (the “Agreement”) dated April 27, 2010 with Beijing Royal Aerospace Facilities Co., Ltd., a PRC corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DGCT”) specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300 – 600 HP DCGT in the People’s Republic of China. The terms of the agreement replace the terms of the agreement dated January 21, 2009 with Aerospace Machinery and Electric Co., Ltd. The terms of the agreement called for the Company to complete the design plan for the 540 HP DCGT engine within three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. The parties have agreed to execute a more detailed joint development contract upon the approval of the DCGT project by PRC regulatory authorities to specify the details of their cooperation on the development of the DCGT.

The Agreement further provides that all documentation provided by the Company to Beijing Royal at this stage shall be solely for the purpose of making a funding application, and that any further use shall be by agreement of the parties. The intellectual properties jointly developed under the Agreement would be owned by both parties equally.

The Company entered into various strategic alliances with foreign companies during 2009. During the six months ended June 30, 2011, there were no material changes as disclosed in the December 31, 2010 Form 10K which would warrant further disclosure to these financial statements. The agreements with GUOHAO, TIANJIN, and BEIJING ROYAL are based on the company building, testing, and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the company has demonstrated that it can produce an engine with the power output and efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the company to bring the engine to full commercialization for that product will start at that time.

In November 2010, the Company entered into an employment agreement with the Company’s Chief Technology Officer. Under the employment agreement, the employment term runs through October 30, 2011 and includes an annual base salary of $24,000. Additional performance-based bonuses are provided for up to 300,000 shares of the Company’s common stock, with the value not to exceed $300,000. During the year ended December 31, 2010, the Company committed to issue 300,000 shares of common stock at $0.24 per share, which represented the fair value of the common stock on the commitment date. At the commitment date, the Company recorded $72,000 in prepaid services paid with common stock. During the period ended June 30, 2011 and the year ended December 31, 2010; the Company had recognized approximately $35,900 and $11,900 of amortization expense related to the issuance respectively. The prepaid is being amortized over the employment agreement which represents the expected requisite service period. The Company has also accrued $38,000 in payroll costs at June 30, 2011. Effective July 1, 2011 the Chief Technology Officer has resigned and all amounts currently due have been accounted for in the accompanying financial statements. Related to the Chief Technology Officer’s resignation, the Company is currently negotiating a final severance package that will include common shares and cash. No amounts have been finalized as of June 30, 2011.

Related to certain employment agreements, the Company committed to issue a total of 1,100,000 shares of common stock. As of June 30, 2011, there were approximately 678,000 shares vested related to the employment agreements. For the three and six months ended June 30, 2011, the Company recognized approximately $44,200 and $88,300 in compensation expense related to the above agreements.

5.    Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2011 and December 31, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to June 30, 2011.

As of June 30, 2011 and December 31, 2010, accounts payable included $34,600 and $47,557 due to a Company owned by the Company’s Chief Technology Officer.

As of June 30, 2011 and December 31, 2010, accounts payable included $7,645 and $40,150, respectively, due to a director of the Company for various accounting services.

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

During 2011 and since inception, the Company has drawn $50,000 and $795,000 in proceeds related to the note, respectively. During 2011 and since inception, the Holder has converted $50,000 and $747,000 in convertible notes into 333,334 and 7,340,152 common shares, respectively.

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

The following table presents the activity during 2011 related to the debenture:

Principal balance of the debenture		$50,000
Less reduction for:
Intrinsic value of beneficial conversion feature		(7,000)

Recorded at closing		$43,000
Amounts converted into common stock		(50,000)
Amortization of beneficial conversion feature (interest expense) through June 30, 2011		7,000

Carrying value at June 30, 2011	$

6.    Options and warrants

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company did not grant any options and warrants to consultants and directors during the three and six month periods ended June 30, 2011.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to restrictions on resale upon the purchasers of the Stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. As of June 30, 2011, no shares have been issued under this plan.

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

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011, based on the Company’s closing stock price of $0.17 was $63,000. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010, based on the Company’s closing stock price of $0.37 was $259,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended June 30, 2011 and 2010, the Company issued 0 and 0 warrants, respectively, in conjunction with the issuance of common stock. During the six months ended June 30, 2011 and 2010, the Company issued 800,000 and 33,000 warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 800,000 and 33,000 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.30 per share.

The following table represents our stock option and warrant activity for the six months ended June 30, 2011:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2010	3,215,413	$0.10 – 2.00
Options and warrants granted	800,000	$0.30	$0.30
Options and warrants exercised
Options and warrants cancelled or expired	(100,000)	$0.30	$0.30
Outstanding at June 30, 2011	3,915,413	$0.10 – $2.00
Exercisable at June 30, 2011	3,915,413	$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of June 30, 2011:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	3,915,413	3.85 Years	$0.39	3.85 Years	3,915,413	$0.39

Net cash proceeds from the exercise of options and warrants were $0 for each of the six months ended June 30, 2011 and 2010.

8.    Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the six month periods ended June 30, 2011 and 2010 and for the period from November 27, 2000 (Date of Inception) through June 30, 2011, the Company had 3,915,413, 2,027,913 and 3,915,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.

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

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Research and Development Costs – During the three months ended June 31, 2011 and 2010, research and development costs totaled $87,059 and $67,226, respectively. The increase of $19,833 was mainly attributable to additional costs incurred for the Company’s Chief Technology Officer.

Operating Costs – During the three months ended June 30, 2011 and 2010, operating costs totaled $394,095 and $1,102,765, respectively. The decrease of $708,670 was mainly attributable to an approximate $378,000 decrease in consulting expense, $210,000 decreases in professional fees and an approximate $64,000 decrease in travel and entertainment expenses.

Interest (Income) Expense—Net—During the three months ended June 30, 2011 and 2010, net interest expense totaled $3,425 and $25,756, respectively. The decrease of $22,331 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $50,000 in 2011 and $253,000 in 2010.

The net loss for the three months ended June 30, 2011 and 2010 was $484,579 and $1,195,747, respectively. The decrease of $711,168 was mainly attributable to the decrease in operating costs.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Research and Development Costs – During the six months ended June 31, 2011 and 2010, research and development costs totaled $103,432 and $125,740, respectively. The decrease of $22,308 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2010.

Operating Costs – During the six months ended June 30, 2011 and 2010, operating costs totaled $1,209,127 and $1,698,665, respectively. The decrease of $489,538 was mainly attributable to an approximate $106,000 decrease in travel and entertainment expenses and an approximate $478,000 decrease in consulting expenses.

Interest (Income) Expense—Net—During the six months ended June 30, 2011 and 2010, net interest expense totaled $6,988 and $34,320, respectively. The decrease of $27,332 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $50,000 in 2011 and $253,000 in 2010.

The net loss for the six months ended June 30, 2011 and 2010 was $1,319,547 and $1,858,725, respectively. The decrease of $539,178 was mainly attributable to the decrease in operating costs.

Liquidity and capital resources

As shown in the accompanying financial statements, for the six months ended June 30, 2011 and 2010 and since November 27, 2000 (date of inception) through June 30, 2011, the Company has had net losses of $1,319,547, $1,858,725 and $15,452,694, respectively. As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2011 we raised cash of approximately $3,646,000 net of issuance costs, through private placements of common stock financings and $795,000 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $109,000.

Since our inception through June 30, 2011 we have incurred $3,839,147 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2011, we had an accumulated deficit of $15,452,694 and working capital deficit of $26,283.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2011 and since inception, the Company has drawn $50,000 and $795,000, respectively, in proceeds related to the note. During 2011 and since inception, the Holder has converted $50,000 and $772,000 in convertible notes into 333,334 and 7,340,152 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	3,915,413	$1,531,533

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended June 30, 2011 and 2010 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally two to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The Company records capital assets, however depreciation does not begin until the assets are placed in service.

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

New Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three and six months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six month periods ended June 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2011, the Company issued 65,000 shares of common stock for services valued at a price of $0.2775 per share.

During April 2011, the Company issued 166,667 shares of common stock for cash valued at a price of $0.15 per share.

During April 2011, the Company issued 71,428 shares of common stock for cash valued at a price of $0.14 per share.

During April 2011, the Company issued 260,000 shares of common stock for cash valued at a price of $0.10 per share.

During April 2011, the Company issued 82,353 shares of common stock for cash valued at a price of $0.17 per share.

During June 2011, the Company issued 2,000 shares of common stock for cash valued at a price of $0.18 per share.

During June 2011, the Company issued 6,000 shares of common stock for cash valued at a price of $0.10 per share.

During June 2011, the Company issued 250,000 shares of common stock for employee services valued at a price of $0.13 per share.

Item 3.    Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Removed and Reserved

Item 5.    Other Information

The Company does not have any other material information to report with respect to the three and six month periods ended June 30, 2011.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

32.2	Written Statements of the Chief Financial Officer and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 15, 2011	/S/ MICHAEL ROUSE

Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 15, 2011	/S/ REBECCA A. MCDONALD

Principal Accounting Officer