Form 10-Q
period 2011-09-30
TURBINE TRUCK ENGINES INC
filed 2011-11-21
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

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

There were 56,502,445 shares of the Registrant’s $0.001 par value common stock outstanding as of November 21, 2011.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Financial Statements

As of September 30, 2011 (unaudited) and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2011 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$8,604	$128,264
Prepaid expenses	104,664	108,891
Total current assets	113,268	237,155

Agency fee-intangible, net of accumulated amortization of $0 and $57,368 (2010)		942,632
Furniture and equipment, net of accumulated depreciation of $47,081 (2011) and $44,025(2010)	51,182	7,285
	$164,450	1,187,072
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $16,074 (2011) and $87,707 (2010)	$119,321	$162,281
Accrued agency fee		900,000
Accrued interest	14,718	14,718
Accrued payroll	6,000	4,635
Note payable	500	500
Total current liabilities	140,539	1,082,134
Accrued expenses – long term	307,250	273,250
Accrued payroll – long term	550,633	270,376
Accrued royalty fees	1,239,000	1,051,500
Note payable to related party	6,901	1,901
Total liabilities	2,244,323	2,679,161
Stockholders’ deficit:
Preferred stock; $.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.001 par value; 99,000,000 shares authorized; 53,874,445 (2011) and 45,844,161 (2010) shares issued and outstanding	53,874	45,842
Additional paid in capital	13,832,104	12,526,812
Deficit accumulated during development stage	(15,954,096)	(14,133,147)
Common stock payable	214,000	274,000
Prepaid consulting services paid with common stock	(13,755)	(193,596)
Receivable for common stock	(212,000)	(12,000)
Total stockholders’ deficit	(2,079,873)	(1,492,089)
	$164,450	$1,187,072

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30, 2011
	2011		2010	2011	2010
Research and development costs	$		$53,939	$103,432	$179,679	$3,839,147
Operating costs		501,402	27,658	1,710,529	1,726,323	11,505,184

		501,402	81,597	1,813,961	1,906,002	15,344,331
Interest (income) expense			168,692	6,988	203,012	609,765

Net loss		$(501,402)	$(250,289)	$(1,820,949)	$(2,109,014)	$(15,954,096)

Net loss per share		(0.01)	$(0.01)	$(0.04)	$(0.05)	$(0.81)

Weighted average number of common shares outstanding		53,036,748	43,764,566	50,660,640	42,410,469	19,649,529

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Nine Months Ended		Period November 27, 2000 (Date of Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,820,949)	$(2,109,014)	$(15,954,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock issued for services and amortization of common stock issued for services	834,532	336,654	4,320,480
Options and warrants issued to employees, directors and consultants			614,287
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	7,000	205,436	531,561
Amortization of deferred loan costs			24,750
Write off of deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Gain on disposal of fixed assets			(1,965)
Depreciation	3,056	3,516	50,164
Amortization of agency fee	42,632		100,000
Amortization of discount on notes payable			33,858
Increase in prepaid expenses	4,227	(111,211)	(104,665)
Increase (decrease) in:
Accounts payable	47,354	100,283	299,760
Accrued expenses	34,000	31,753	307,250
Accrued payroll	296,622	(59,292)	571,633
Accrued royalty fees	187,500	187,500	1,655,667
Accrued interest		369	14,718
Net cash used by operating activities	(364,026)	(1,414,006)	(4,443,740)
INVESTING ACTIVITIES:
Payment of agency fee rights			(100,000)
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets			2,500
Purchase of fixed assets	(46,954)	(4,459)	(96,883)
Net cash used by investing activities	(46,954)	(4,459)	(194,483)
FINANCING ACTIVITIES:
Repayment of stockholder advances			(157,084)
Advances from stockholders	5,000		271,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	236,320	912,317	3,872,793
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable			(23,000)
Proceeds from issuance of convertible notes payable	50,000	250,000	852,250
Net cash provided by financing activities	291,320	1,162,317	4,646,827
NET (DECREASE) INCREASE IN CASH	(119,660)	(256,148)	8,604
CASH, BEGINNING OF PERIOD	128,264	603,601
CASH, END OF PERIOD	$8,604	$347,453	$8,604

The accompanying notes are an integral part of the financial statements

	For the Nine Months Ended				Period November 27, 2000 (Date of Inception) through
	September 30, 2011		September 30, 2010		September 30, 2011
	(unaudited)		(unaudited)		(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$		$		$21,477
Subscription receivable for issuance of common stock	$		$		$29,090
Option to acquire license for issuance of common stock	$		$		$10,000

Deferred offering costs netted against issuance of common stock under private placement	$		$		$33,774
Deferred offering costs netted against issuance of common stock	$		$		$41,735
Value of beneficial conversion feature of notes payable	$		$		$19,507
Deferred non-cash offering costs in connection with private placement	$		$		$74,850
Application of amount due from shareholder against related party debt	$		$		$8,099
Amortization of offering costs related to stock for services	$		$		$25,730
Settlement of notes payable in exchange for common stock	$		$		$356,466
Common stock issued in exchange for prepaid services	$			$312,150	$2,245,164
Common stock issued in exchange for accrued royalties	$		$		$416,667
Receivable issued for exercise of common stock options		$200,000	$		$367,000
Common stock issued in exchange for fixed assets	$		$		$5,000
Acquisition of agency fee intangible through accrued expenses	$		$		$900,000
Beneficial conversion feature on convertible notes		$7,000		$248,889	$531,561
Conversion of convertible debt to equity (7,340,152 shares since inception)		$50,000		$175,000	$772,000
Common stock issued for accounts payable		$90,313		$55,125	$180,438
Common stock issued for accrued payroll		$15,000		$202,000	$15,000
Write off uncollectible stock subscription receivable	$			$155,000	$155,000
Write off of intangible asset and agency fee payable		$900,000	$		$900,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

and the Period November 27, 2000 (Date of Inception)

through September 30, 2011 (unaudited)

1. Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000, and converted to a Nevada corporation. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Paisley, Florida. The Company’s planned line of business will be the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. If the Company can successfully demonstrate a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and the period November 27, 2000 (Date of Inception) through September 30, 2011, (b) the financial position at September 30, 2011, 2010, and (c) cash flows for the nine month periods ended September 30, 2011 and 2010, and the period November 27, 2000 (Date of Inception) through September 30, 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2011 and since November 27, 2000 (date of inception) through September 30, 2011, the Company has had a net loss of $501,402, $1,820,949 and $15,954,096, respectively. As of September 30, 2011, the Company has not emerged from the development stage and has a working capital deficit of $27,271. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $0 and $28,000 in additional costs during the three and nine months ended September 30, 2011, respectively.

Once the Company becomes operational, it will be obligated to pay production royalties to Alpha at the rate of eight percent of net sales of the Detonation Cycle Gas Turbine Engine. The minimum royalty amount is $250,000 per year, and the Company began accruing for the fee in February 2005. The royalty fee will be reduced by production royalties paid. Unpaid royalty fees amounted to $1,239,000 and $1,051,500 as of September 30, 2011 and December 31, 2010, respectively.

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

The Company (TTE) entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to TTE for demonstration purposes. Once TTE purchases the first H2 generator and pays 90% of the purchase price, TTE will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. TTE will pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($346,000 USD as of September 30, 2011) for up to two machines. Payments are to be made in stages; (a) 50% (5,000,000 TWD) within 15 business days after the execution of the Agreement; (b) 40% (4,000,000 TWD) 30 days after the first payment; (c) 5% (500,000 TWD) 24 hours after the initial installation and testing; and (d) 5% (500,000 TWD) one day after machine is in operation for 30 days. Through the date of this filing, the Company is working to negotiate a payment schedule.

As a September 30, 2011, the above equipment has not been received , as such, no liability has been recorded.

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

The Company entered into various strategic alliances with foreign companies during 2009. During the nine months ended September 30, 2011, there were no material changes as disclosed in the December 31, 2010 Form 10K which would warrant further disclosure to these financial statements. The agreements with GUOHAO, TIANJIN, and BEIJING ROYAL are based on the company building, testing, and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the company has demonstrated that it can produce an engine with the power output and efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the company to bring the engine to full commercialization for that product will start at that time.

Related to certain employment agreements, the Company issued a total of 1,100,000 shares of common stock. The Company entered into new employment agreements effective October 1, 2011 that superseded any outstanding employment contracts making shares of stock fully vested through nine months ended September 30, 2011. The Company accelerated stock compensation expense related to these agreements and recognized approximately $106,000 and $194,000 for the three and nine months ended September 30, 2011, respectively, related to the previous employment agreements.

In October 2011, the Company entered into employment agreements with terms that commence on October 1, 2011 and run through a range of dates with the latest being September 2014. These agreements have a cumulative annual salary of approximately $156,000 annually and cumulative grants of fully vested stock issuances of 850,000 shares of stock. Additionally, the employees covered in these agreements are also granted options allowing holders to convert a cumulative amount of 850,000 shares for a term of five years with a exercise price of $0.25.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at September 30, 2011 and December 31, 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to September 30, 2012.

During the three months ended September 30, 2011, the Company received an advance of $5,000 from a stockholder. The advance was unsecured non-interest bearing and has no specific repayment terms, however payment isn’t expected prior to September 30, 2012.

As of September 30, 2011 and December 31, 2010, accounts payable included $3,854 and $47,557 due to a Company owned by the Company’s Chief Technology Officer.

As of September 30, 2011 and December 31, 2010, accounts payable included $12,220 and $40,150, respectively, due to a director of the Company for various accounting services.

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

The following table presents the activity during 2011 related to the debenture:

Principal balance of the debenture	$50,000
Less reduction for:
Intrinsic value of beneficial conversion feature	(7,000)
Recorded at closing	$43,000
Amounts converted into common stock	(50,000)
Amortization of beneficial conversion feature (interest expense) through September 30, 2011	7,000
Carrying value at September 30, 2011	$0

7. Options and warrants

The Company’s 2006 Incentive Compensation Plan authorizes up to 2,000,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within a term determined by the Board of Directors. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, provided that such exercise price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of the Option and shall not, in any event, be less than the par value of a Share on the date of grant of the Option. The Company granted 0 options from this plan.

The Company’s 2008 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to employees or the consultants, unless contained in the written award approved by the Board of Directors. As of September 30, 2011, The Company granted 800,000 and 1,600,000 options to consultants during the three and nine month periods ended September 30, 2011, respectively.

The Company’s 2011 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock to employees or the consultants, unless contained in the written award approved by the Board of Directors. As of September 30, 2011, The Company has not granted any options from this plan.

The fair value of each option under the 2006, and 2008 Incentive Compensation Plan was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company’s historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2011, based on the Company’s closing stock price of $0.10 was $0. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2010, based on the Company’s closing stock price of $0.20 was $90,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the three months ended September 30, 2011 and 2010, the Company issued 0 and 0 options and warrants, respectively, in conjunction with the issuance of common stock. During the nine months ended September 30, 2011 and 2010, the Company issued 800,000 and 33,000 options and warrants, respectively, in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 800,000 and 33,000 shares of the Company’s common stock, respectively, at any time, at an exercise price of $0.30 per share.

The following table represents our stock option and warrant activity for the nine months ended September 30, 2011:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2010	3,215,413	$0.10 – 2.00
Options and warrants granted	1,600,000	$0.15 – 0.30	$0.23
Options and warrants exercised
Options and warrants cancelled or expired	(260,000)	$2.00
Outstanding at September 30, 2011	4,555,413	$0.10 – 1.00
Exercisable at September 30, 2011	4,555,413	$0.10 – 1.00

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2011:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.10 - $1.00	4,555,413	3.96	$0.29	3.96	4,555,413	$0.29

Net cash proceeds from the exercise of options and warrants were $0 for each of the nine months ended September 30, 2011 and 2010.

8. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the nine month periods ended September 30, 2011 and 2010 and for the period from November 27, 2000 (Date of Inception) through September 30, 2011, the Company had 4,555,413, 2,690,413 and 4,555,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.

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

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Research and Development Costs – During the three months ended September 30, 2011 and 2010, research and development costs totaled $0 and $53,939, respectively. The decrease of $53,939 was mainly attributable to costs incurred for the Company’s Chief Technology Officer during the three months ended September 30, 2010.

Operating Costs – During the three months ended September 30, 2011 and 2010, operating costs totaled $501,402 and $27,658, respectively. The increase of $473,744 was mainly attributable to an approximate $371,000 increase in consulting expense, $56,000 increase in payroll expenses and an approximate $99,000 increase in stock based compensation expense.

Interest (Income) Expense—Net—During the three months ended September 30, 2011 and 2010, net interest expense totaled $0 and $168,692, respectively. The decrease of $168,692 was primarily due to the Company issuing no convertible debentures to Golden Gate Investors, Inc. during the three months ended September 30, 2011.

The net loss for the three months ended September 30, 2011 and 2010 was $501,402 and $250,289, respectively. The decrease of $251,113 was mainly attributable to the increase in operating costs.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Research and Development Costs – During the nine months ended September 30, 2011 and 2010, research and development costs totaled $103,432 and $179,679, respectively. The decrease of $76,247 was mainly attributable to a reduction of costs incurred for the testing of the DCGT engine in 2011.

Operating Costs – During the nine months ended September 30, 2011 and 2010, operating costs totaled $1,710,529 and $1,726,323, respectively. The decrease of $15,794 was mainly attributable to decrease in consulting expenses.

Interest (Income) Expense—Net—During the nine months ended September 30, 2011 and 2010, net interest expense totaled $6,988 and $203,012, respectively. The decrease of $196,024 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $50,000 in 2011 compared to $253,000 in 2010.

The net loss for the nine months ended September 30, 2011 and 2010 was $1,820,949 and $2,109,014, respectively. The decrease of $288,065 was mainly attributable to the decrease in interest expense.

Liquidity and capital resources

As shown in the accompanying financial statements, for the nine months ended September 30, 2011 and 2010 and since November 27, 2000 (date of inception) through September 30, 2011, the Company has had net losses of $501,402, $1,820,949 and $15,954,096, respectively. As of September 30, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2011 we raised cash of approximately $3,678,000 net of issuance costs, through private placements of common stock financings and $795,000 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of approximately $114,000.

Since our inception through September 30, 2011 we have incurred $3,839,147 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2011, we had an accumulated deficit of $15,954,096 and working capital deficit of $27,271.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	4,555,413	$1,331,533

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended September 30, 2011 and 2010 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three and nine months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine month periods ended September 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During July 2011, the Company issued 169,734 shares of common stock for relief of accounts payable valued at a price of $0.14 per share.

During July 2011, the Company issued 200,000 shares of common stock for cash valued at a price of $0.10 per share.

During July 2011, the Company issued 250,000 shares of common stock for services at a price of $0.14 per share.

During August 2011, the Company issued 130,000 shares of common stock for cash valued at a price of $0.08 per share.

During September 2011, the Company issued 2,000 shares of common stock for cash valued at a price of $0.18 per share.

During September 2011, the Company issued 9,615 shares of common stock for cash valued at a price of $0.10 per share.

In connection with the above sales, the Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933 as amended under Rule 506 under the Act.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Removed and Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three and nine month periods ended September 30, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

32.2	Written Statements of the Chief Financial Officer and Principal Accounting Officer This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 21, 2011	/S/ MICHAEL ROUSE
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: November 21, 2011	/S/ REBECCA A. MCDONALD

Principal Accounting Officer