Form 10-K
period 2011-12-31
TURBINE TRUCK ENGINES INC
filed 2012-04-06
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011 was $8,044,593.

There were 63,901,396 shares of the Registrant’s $0.001 par value common stock outstanding as of March 26, 2012.

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

Turbine Truck Engines, Inc. was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. The Company is currently pursuing the continued development of the Detonation Cycle Gas Turbine Engine” (“DCGT”).

The development of the DCGT Engine has been at the core of the Company’s business for many years.  On December 15, 2000, we acquired the option rights for an exclusive License from Alpha Engines Corporation (“Alpha”) for manufacturing and marketing heavy duty highway truck engines utilizing Alpha’s DCGT technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha including Marketing Survey Data in the highway trucking industry. We exercised our option and acquired the licensing rights on July 22, 2002. Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks.

The Company has a number of agreements regarding the development and manufacture of the DCGT Engine over the last few years that have terminated of their own accord, but which the Company classifies as “on hold”, pending the successful completion the testing of the 6th generation prototype that is a condition precedent to the development of the engine which would serve as a platform for these companies to work off of.  Upon the successful completion of the testing of the 6th generation prototype, the Company intends revisit these strategic alliances and potential joint ventures

The Company, through AbM Engineering, completed the 6th generation prototype in June 2011 and intends on continuing the testing thereof over the next quarter, subject to the receipt of adequate funding.

KINGTEC AGREEMENT

The Company entered into a Share Purchase Agreement in May 2010 with Hua Tec Enterprise Co. LTD, (“Hua Tec”) an international company incorporated in the Independent State of Samoa. HUA TEC owns all of the issued and outstanding shares of Guandong Kingtec Electrical Co., LTD, a wholly foreign owned enterprise established under the laws of the People’s Republic of China. Kingtec is primarily engaged in the business of manufacturing and selling automobile starters, generators and other accessories in the People’s Republic of China. The closing of this purchase agreement is contingent upon certain conditions as outlined in the agreement, the terms of which are currently being negotiated.

OTHER AGREEMENTS

The Company entered into various strategic alliances with foreign companies during 2009 and 2010.  During the year ended December 31, 2011, there were no material changes as disclosed in the December 31, 2010 Form 10K which would warrant further disclosure to these financial statements.  The agreements with GUOHAO, TIANJIN and BEIJING ROYAL are based on the Company building, testing and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products.  Once the Company has demonstrated that it can produce an engine with the power output and efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the Company to bring the engine to full commercialization for that product will begin.

PRODUCT STATUS

THE DCGT ENGINE

To date, our DCGT Engine is not yet marketable, but we have completed initial testing of the 6th generation prototype. The Company continues to demonstrate the engine to investors and potential joint venture partners. Over the course of the last few years, the Company has entered into numerous strategic alliances and potential joint ventures for the development of the engine; however, those agreements have been placed on hold pending the successful completion of the testing on the 6th generation prototype. The prototype was completed in June 2011, and preliminary testing has been completed. Comprehensive testing will continue over the next quarter or longer, dependent upon adequate funding being received by the Company.  Costs incurred for the prototype was included research and development costs for the year ended December 31, 2011.

Once the company has demonstrated that it can produce an engine with the power output and efficiencies required of the marketplace, the Company will revisit the prior agreements, as they have indicated that they remain interested.  The Company continues to pursue funding to bring the engine to full commercialization.

GOLDEN GATE

In June 2008, the Company issued a Convertible Debenture to Golden Gate Investors, Inc. (the “holder”) in the principal amount of $1,000,000, dated June 6, 2008, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

Pursuant to the terms of the Debenture, the related Securities Purchase Agreement, Secured Promissory Note and Stock Pledge Agreement, each executed in connection therewith, the Company issued $1,000,000 Convertible Debenture (the “Debenture”) for the payment by Golden Gate of $100,000 in cash and the execution and delivery by Golden Gate of a $900,000 Secured Promissory Note of even date (the “Note”), bearing interest at 8% per annum. As of December 31, 2011, the Company has $205,000 available to draw on the Convertible Debenture.

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum with interest, payable monthly and provides for the prepayment of the Note in an amount not less than $200,000 upon the triggering of certain events. It matures on June 30, 2012. During 2011, the Company has drawn $50,000 in proceeds related to the note and converted $50,000 in convertible notes into 333,334 common shares. For financial statement purposes, the Securities Purchase Agreement and the Convertible Promissory Note have been netted, as the Company has the legal right of offset.

OUR PRODUCTS AND BUSINESS LINES

Detonation Cycle Gas Turbine Engine

Our product is slated to be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks as well as other potential applications. To date, we have no marketable product and will rely on the research firms of AbM Engineering and AMEC and our Strategic Alliance partners to continue the development and testing of a 540 horsepower prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market. The application demanding the most change is the highway trucking market.

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

Alpha has completed the design and prototype of a 540 hp engine for use in highway trucks. Therefore compliance with state and federal regulators will not be a factor until we have an engineered prototype in a test vehicle here in the United States. Alpha completed all research and development in 1997, which resulted in a patent being issued in 1999. Alpha has completed the design for the truck engine. The Company is currently testing the 6th generation prototype,  however, this takes a considerable amount of money.

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

It was our initial intention solely to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine, however, based on the interest among numerous  Chinese companies, the Company has expand that  goal by pursuing other applications of the DCGT engine technology as deemed necessary and appropriate to further the development and commercialization of the engines.

PATENTS AND LICENSE

Patent #6000214 is a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of four (4) working prototypes. The patent attorneys were Schoemaker & Mattare Ltd. The inventor has and will file additional patents to protect any new developments in the engine technology. We will have access to any new patent filings on the highway truck engines as provided for in our licensing agreement.

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

Alpha has developed six working prototypes as described below:
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

5.
The fifth engine was developed in 2006. The engine consists of six 15-inch diameter, 20-pound turbine wheels mounted on a single shaft, driven by 12 horizontally opposed combustion chambers producing an estimated 540 horsepower at 3,000 rpm.

6.
The 6th generation prototype engine was developed in June 2011.  The engine consists of two 7-inch, 8-pound turbine wheels mounted on a single shaft, driven by 4 horizontally opposed combustion chambers producing an estimated 70 horsepower at 20,000 rpm

The DCGT includes an Electromagnetic Isothermal Combustion (“EIC”) process that powers the engine. The EIC process produces complete combustion of fuel-oxidizer mixtures in cyclic detonations that negate unwanted nitrogen oxide and carbon monoxide emissions. The high pressure gases produced by the detonations drive a unique turbine producing shaft horsepower.

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT has the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:
●	Air cooled - less than 2 pounds per horsepower
●	Fewer moving parts - less maintenance
●	Flex-fuel and mixed fuels capability
●	Operates on all hydrocarbon fuels, hydrogen and syn fuels
●	Cold start capability with any fuels
●	Burns 30% less fuel “Greenhouse exhaust gases”
●	Less nitrogen oxides and carbon monoxide exhaust emissions
●	Less hydrocarbon exhaust emissions
●	No lube oil, filters or pumps

Alpha has completed basic research, exploratory development, and advanced development with the design, construction and testing of four experimental prototype engines.

Our new energy efficient detonation cycle gas turbine can be designed and manufactured as a new or replacement engine for all heavy duty trucks that utilize engines ranging from 300 to 1,000 horsepower. We are currently exploring additional applications, such as motorcycle engines, generators and various other shaft driven applications.

We will not require governmental approval until such time as the engine is placed in vehicles for use. Our engine will meet the new more stringent tailpipe emission requirements set forth by the Environmental Protection Agency (“EPA”).

Research and development of our engine was completed in 1997 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two years, the Company has spent $146,779 (2011) and $208,565 (2010) on research and development.

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

During the year ended December 31, 2006, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note payable to Alpha and the accrual of minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2011, the Company has accrued $1,301,500 of royalty fees related to this agreement.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

HYDROGEN GENERATORS

The Company entered into a Contract of World Agency Agreement dated March 15, 2012 with Energy Technology Services Co., Ltd. (“ETS”) granting the Company full agency capacity worldwide to handle ETS’s energy related products, including hydrogen burning systems and other energy saving devices. The agency is exclusive for North America and non-exclusive for other world markets.

Under the terms of the Agreement, ETS will provide all products to the Company’s sales channels, and will provide, plan, install & maintain all products and training. The Company will be responsible for setting up its own sales and education system, organizing sales and promotional meetings and will report to ETS monthly.

The Agreement is effective from March 1, 2012 through March 1, 2016. The Company must sell at least ten 200 M3/Hr hydrogen burning machines in the first year, and 20 or more machines for each of the subsequent years or ETS will have the right to terminate the Agreement. The Agency fees have yet to be determined.

Each machine will have an end user price of $750,000 and the Company will remit 50% of the total payment upon ordering and the balance will be due in full at port of Taiwan, after inspection.  The Company will be responsible for shipping costs.

The Company agrees to a non-compete for 5 years from the Agreement date that it will not compete with ETS with any similar or derivative products.

The ETS hydrogen generator provides a unique marketable hydrogen generator, unlike anything currently in the commercial market. Hydrogen (H2) is an ideal fuel for combustion — it burns easily and efficiently at very high temperatures and emits pure water vapor (H2O) as its only by-product. But the gas is a difficult fuel to work with. Existing methods for transporting and storing hydrogen (namely high-pressure compression and liquefaction) are complex, inefficient, and expensive. It’s also the smallest molecule in existence and tends naturally to leak; only exacerbating these problems.

In contrast, Methanol (CH4O, also known as methyl alcohol or wood alcohol) is abundant, widely accessible, easy to handle, and inexpensive. Utilizing a gas reformation process employing a proprietary chemical catalyst and a unique low temperature pyrolytic reaction, ETS’s extraordinary generator converts common methanol into clean-burning hydrogen gas for immediate on-site use. The process removes all harmful emissions except for food grade carbon dioxide, which can be captured and sold to the food and beverage industry.

The hydrogen generator can be used in a wide range of residential and commercial applications. It is also ideal for use in industrial equipment such as boilers, steam generators, and dryers. On-demand hydrogen generation eliminates the need for operators to have expensive high pressure storage tanks and infrastructure while still providing the many environmental benefits of using hydrogen fuel. Operators additionally have seen savings of 30% to 60% of their energy costs as compared to using electricity or heavy oils do to the same job.

PATENTS AND LICENSE

To date there are no patents or patents pending for the Hydrogen Generator. However, in the future ETS and the Company will share in patent applications and approvals on any part of the Hydrogen Generator that is able to be patented.

COMPETITION

The Company has identified seven (7) major engine manufacturers, including Ford, Caterpillar, Cummins, Detroit Diesel, Mack Trucks, Navistar International and Volvo Truck that each manufacture heavy duty truck engines, both gasoline and diesel, which are likely to be the major competitors to our company as to the DCGT Engine, once our product is ready for market. To the Company’s knowledge, at this time, none of the Company’s major competitors are working on the development of a turbine engine that would be in direct competition to the Company’s engine, and although we would be competing with them for customers, the Company believes that the technological differences between its product and those that are currently on the market, will provide the Company with a market niche that it can expand upon, even in the face of such established competitors.

The Company has identified a handful of competitors, including Air-Gas, that manufacture hydrogen generators.  There are however, three main types of hydrogen generators, those that (a) convert methane to hydrogen through a catalyst; (b) convert water through electrolysis; and (c) convert methanol through catalysis.  There are commercialized units for each method, however, to our knowledge, there are no commercialized units, like the ETS generator that produce hydrogen on demand, without the safety issues involved with storage and transportation.  In that regard, the Company considers itself uniquely positioned to provide the market with a hydrogen generator that is uniquely different than its competitors.

EMPLOYEES

We presently have three full-time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases a 55 acre parcel located outside Paisley, Florida with two home/office buildings and one storage/demonstration facility from J.K. Schmale. The lease agreement is currently being extended on a month to month basis. Base rent is $25,000 per year and the lease agreement contains an option to purchase the property and all buildings located on the property.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	MINE SAFETY DISCLOUSRES

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Bid Prices
	High	Low
FISCAL 2011

First Quarter (January 1, 2011 through March 31, 2011)	$0.24	$0.12
Second Quarter (April 1, 2011 through June 30, 2011)	$0.28	$0.10
Third Quarter (July 1, 2011 through September 30, 2011)	$0.19	$0.10
Fourth Quarter (October 1, 2011 through December 31, 2011)	$0.10	$0.04

FISCAL 2010

First Quarter (January 1, 2010 through March 31, 2010)	$0.60	$0.32
Second Quarter (April 1, 2010 through June 30, 2010)	$0.65	$0.33
Third Quarter (July 1, 2010 through September 30, 2010)	$0.35	$0.18
Fourth Quarter (October 1, 2010 through December 31, 2010)	$0.25	$0.12

On March 26, 2012 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.16 and there were approximately 429 shareholders of record.

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

Common Stock

During the year ended December 31, 2011, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2011, the Company issued 50,000 shares of common stock to a qualified investor for services valued at $0.05 per share for a total of $2,500.

During October 2011, the Company issued 50,000 shares of common stock to a qualified investor for $0.10 per share for a total of $5,000.

During October 2011, the Company issued 578,000 shares of common stock to a former employee in settlement of accounts payable valued at $0.10 per share for a total of $57,800.

During October 2011, the Company issued 850,000 shares of common stock to employees for services valued at $0.10 per share for a total of $85,000.

During October 2011, the Company issued 100,000 shares of common stock to a qualified investor for services valued at $0.14 per share for a total of $14,000.

During October 2011, the Company issued 1,000,000 shares of common stock to a qualified investor for services valued at $0.20 per share for a total of $200,000.

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

For the year ended December 31, 2011 compared to the year ended December 31, 2010:

Research and Development Costs – During the years ended December 31, 2011 and 2010, research and development costs totaled $146,779 and $208,565, respectively. The decrease of $61,786 was mainly attributable to pausing research and development while waiting for funding.

Operating Costs – During the years ended December 31, 2011 and 2010, operating costs totaled $2,077,436 and $2,121,168, respectively. The decrease of $43,732 was mainly attributable to a $95,645 decrease in consulting expenses, a $145,274 decrease in travel and entertainment expenses which were partially offset by an increase of $226,789 in stock based compensation expense.

Interest (Income) Expense - Net - During the years ended December 31, 2011 and 2010 net interest expense totaled $15,540 and $239,490, respectively. The decrease of $223,950 was primarily due to the Company issuing less convertible debentures to Golden Gate Investors, Inc. of $50,000 in 2011 and $250,000 in 2010.

The net loss for the years ended December 31, 2011 and 2010 was ($2,238,011) and ($2,569,223), respectively. The decrease of $331,212 was mainly attributable to the decrease in research and development expenses, operating costs and interest expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the years ended December 31, 2011 and 2010 and since November 27, 2000 (date of inception) through December 31, 2011, the Company has had net losses of $2,238,011, $2,569,223 and $16,371,158, respectively. As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2011 we raised cash of approximately $3,683,259 net of issuance costs, through private placements of common stock financings and $894,750 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $114,068.

Since our inception through December 31, 2011 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2011, we had an accumulated deficit of $16,371,158 and working capital deficit of $122,333.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

On June 6, 2008, the Company issued a 7¾ Convertible Debenture to Golden Gate Investors, Inc. in the principal amount of $1,000,000, pursuant to Rule 506 promulgated by the Securities and Exchange Commission, for the purpose of accessing necessary funding to continue operations.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	5,405,413	$1,597,569
*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the years ended December 31, 2011 and 2010 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Financial Statements

For the Years Ended December 31, 2011 and 2010,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Paisley, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010 and the period from November 27, 2000 (Date of Inception) through December 31, 2011. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from November 27, 2000 (Date of Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $2,238,011 during the year ended December 31, 2011 and has an accumulated deficit of $16,371,158 since inception and has a working capital deficit of $122,333 as of December 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 30, 2012

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$11,638	$128,264
Prepaid expenses	7,118	108,891
Total current assets	18,756	237,155
Agency fee- intangible, net of accumulated amortization of $0 (2011) and $57,368 (2010)		942,632
Furniture and equipment, net of accumulated depreciation of $47,863 (2011) and $44,025 (2010)	7,056	7,285
	$25,812	1,187,072

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$116,290	$162,281
Accrued agency fee		900,000
Accrued interest	14,955	14,718
Accrued payroll	1,029	4,635
Convertible note, net	8,315
Note payable	500	500
Total current liabilities	141,089	1,082,134

Accrued expenses – long term	318,606	273,250
Accrued payroll – long term	585,827	270,376
Accrued royalty fees	1,301,500	1,051,500
Note payable to related party	6,901	1,901
Total liabilities	2,353,923	2,679,161

Stockholders’ deficit:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value; 99,000,000 shares authorized; 56,503,946 (2011) and 45,844,161 (2010) shares issued and outstanding	56,503	45,842
Additional paid in capital	14,277,622	12,526,812
Deficit accumulated during development stage	(16,371,158)	(14,133,147)
Common stock payable	3,650	274,000
Prepaid consulting services paid with common stock	(82,728)	(193,596)
Receivable for common stock	(212,000)	(12,000)
Total stockholders’ deficit	(2,328,111)	(1,492,089)
	$25,812	$1,187,072

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Statements of Operations

	Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2011
	2011	2010
Research and development costs	$146,779	$208,565	$3,882,494
Operating costs	2,077,436	2,121,168	11,872,091
	2,224,215	2,329,733	15,754,585

Unrealized gain on derivative	(1,744)		(1,744)
Interest (income) expense	15,540	239,490	618,317
Net loss	$(2,238,011)	$(2,569,223)	$(16,371,158)
Net loss per share	$(0.04)	$(0.06)	$(0.80)
Weighted average number of common shares outstanding	52,412,362	43,256,282	20,477,687

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2011 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2011

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

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2011 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2011

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

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2011 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2011

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

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2011 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2011

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage
	Shares	Amount
Issuance of common stock and warrants for cash, January ($0.15, per shares)	200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)	160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)	12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)	210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)	350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)	145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)	334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)	150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)	25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)	300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt			25,000
Issuance of common stock for cash, July ($0.10, per share)	379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)	30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)	101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)	369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)	306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)	3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)	40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)	27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)	12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)	32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)	12,500	13	875
Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)
Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833

Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619
Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846

Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740
Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495

Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)
Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, February ($0.15, per share)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)	121,212	120	31,504

Issuance of common stock for cash, February ($0.30, per share)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share)	33,000	33	13,827
Issuance of common stock for services, February ($0.475, per share)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share)	1,025	1	399
Issuance of common stock for cash, March ($0.40, per share)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)	40,000	40	13,560
Issuance of common stock for cash, April ($0.36, per share)	24,000	24	8,568
Issuance of common stock for cash, April ($0.39, per share)	1,795	2	698
Issuance of common stock for cash, April ($0.42, per share)	3,570	4	1,496
Issuance of common stock for cash, April ($0.43, per share)	2,500	2	1,073
Issuance of common stock for cash, April ($0.44, per share)	7,955	8	3,492
Issuance of common stock for cash, April ($0.45, per share)	10,000	10	4,490

Issuance of common stock for services, April ($0.49, per share)	55,000	55	26,895
Issuance of common stock for cash, May ($0.35, per share)	28,572	29	9,971
Issuance of common stock for cash, May ($0.40, per share)	14,000	14	5,586
Issuance of common stock for cash, May ($0.44, per share)	116,500	116	51,144
Issuance of common stock for cash, June ($0.28, per share)	25,000	25	6,975
Issuance of common stock for cash, June ($0.30, per share)	11,000	11	3,289
Issuance of common stock for cash, June ($0.31, per share)	1,000	1	309
Issuance of common stock for cash, June ($0.32, per share)	3,750	4	1,196
Issuance of common stock for services, June ($0.38, per share)	150,000	150	56,850
Issuance of common stock for services, June ($0.41, per share)	100,000	100	40,400
Payment received for stock subscription receivable, June
Issuance of common stock for cash, July ($0.21, per share)	76,190	76	15,924
Issuance of common stock for conversion of notes, July ($0.24, per share)	207,727	208	49,792
Issuance of common stock for cash, August ($0.19, per share)	65,788	66	12,434
Issuance of common stock for conversion of notes, August ($0.19, per share)	393,288	393	74,607
Issuance of common stock for cash, August ($0.20, per share)	22,500	23	4,477
Issuance of common stock for cash, September ($0.17, per share)	1,500,000	1,500	253,500
Issuance of common stock for conversion of notes, September ($0.18, per share)	269,472	269	49,731
Forfeiture of common stock issued for services, September	(600,000)	(600)	(293,400)
Common stock commitment at $0.25 - $0.27
Issuance of common stock for cash, October ($0.17, per share)	20,589	21	3,479
Issuance of common stock for cash, October ($0.18, per share)	20,000	20	3,580
Issuance of common stock for cash, October ($0.19, per share)	52,632	53	9,947
Issuance of common stock for cash, November ($0.14, per share)	2,000	2	278
Issuance of common stock for cash, November ($0.15, per share)	1,333	1	199
Issuance of common stock for cash, December ($0.104, per share)	10,000	10	1,030
Issuance of common stock for conversion of notes, October ($0.155, per share)	258,732	259	39,741
Issuance of common stock for conversion of notes, November ($0.156, per share)	244,059	244	37,756

Issuance of common stock for services, November ($0.23, per share)	5,000	5	1,145
Issuance of common stock for services, December ($0.15, per share)	2,500	2	373
Issuance of warrants for services, December			97,714
Net loss				(2,569,223)
Balance December 31, 2010	45,844,161	$45,842	$12,526,812	$(14,133,147)
Issuance of common stock for settlement of accounts payable, January ($0.15, per share)	443,667	444	66,106
Issuance of common stock for services, January ($0.15, per share)	2,500	3	373
Issuance of common stock for accrued payroll, January ($0.10, per share)	150,000	150	14,850
Issuance of common stock for services, January ($0.24, per share)	300,000	300	71,700
Issuance of common stock for cash, February ($0.10, per share)	401,000	401	39,699
Issuance of common stock for services, February ($0.25, per share)	700,000	700	174,300
Issuance of common stock for services, February ($0.27, per share)	100,000	100	26,900
Issuance of common stock for cash, March ($0.10, per share)	997,000	997	98,703
Value of the beneficial conversion feature for the issuance of convertible debt			7,000
Issuance of common stock for conversion of note, March ($0.15, per share)	166,667	167	24,833
Issuance of common stock for cash, April ($0.10, per share)	260,000	260	25,740
Issuance of common stock for cash, April ($0.14, per share)	71,428	71	9,929
Issuance of common stock for conversion of note, April ($0.15, per share)	166,667	167	24,833
Issuance of common stock for cash, April ($0.17, per share)	82,353	82	13,918
Issuance of common stock for services, April ($0.27, per share)	65,000	65	17,972
Issuance of common stock for services, April ($0.15, per share)	3,000,000	3,000	447,000
Issuance of common stock for cash, April ($0.13, per share)	106,154	106	13,694
Issuance of common stock for cash, June ($0.10, per share)	6,000	6	594
Issuance of common stock for services, June ($0.13, per share)	250,000	250	32,250
Issuance of common stock for cash, June ($0.18, per share)	2,000	2	358
Issuance of common stock for cash, July ($0.10, per share)	200,000	200	19,800
Issuance of common stock for services, July ($0.14, per share)	250,000	250	34,750
Issuance of common stock subscription, July
Issuance of common stock for settlement of accounts payable, July ($0.14, per share)	169,734	170	23,593
Issuance of common stock for cash, August ($0.08, per share)	130,000	130	10,270
Issuance of common stock for cash, September ($0.10, per share)	9,615	10	990
Issuance of common stock for cash, September ($0.18, per share)	2,000	2	358
Issuance of warrants for services, September			104,778
Issuance of common stock for services, October ($0.05, per share)	50,000	50	2,450
Issuance of common stock for cash, October ($0.10, per share)	50,000	50	4,950
Issuance of common stock for settlement of accounts payable, October ($0.10, per share)	578,000	578	57,222
Issuance of common stock for services, October ($0.10, per share)	850,000	850	84,150
Issuance of common stock for services, October ($0.14, per share)	100,000	100	13,900
Issuance of common stock for services, October ($0.20, per share)	1,000,000	1,000	199,000
Issuance of warrants for services, October			83,847
Commitment for common stock for cash, November ($0.05 per share)
Amortization of stock for services
Net loss				(2,238,011)
Balance December 31, 2011	56,503,946	$56,503	$14,277,622	$(16,371,158)

	Deferred Non-Cash Offering Costs	Common Stock Payable	Prepaid Consulting Services Paid for with Common Stock	Subscription Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per share)					30,000
Issuance of common stock for services, February ($0.38, per shares)					60,800
Issuance of common stock for services, February ($0.26, per share)					3,120
Issuance of common stock for services, April ($0.12, per share)			(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)			(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)					14,500
Issuance of common stock for cash, June ($0.10, per share)					33,400
Issuance of common stock for cash, June ($0.085, per share)					12,750
Issuance of common stock for cash, June ($0.08, per share)					2,000
Issuance of common stock for services, June ($0.16, per share)			(48,000)
Amortization of prepaid services paid for with common stock			110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt					25,000
Issuance of common stock for cash, July ($0.10, per share)					37,951
Issuance of common stock for services, July ($0.15, per share)					4,500
Issuance of common stock for cash, August ($0.10, per share)					10,100
Issuance of common stock for cash, September ($0.10, per share)					36,900
Issuance of common stock for cash, September ($0.08, per share)					24,500
Issuance of common stock for cash, October ($0.08, per share)					300
Issuance of common stock for cash, October ($0.09, per share)					3,600
Issuance of common stock for cash, October ($0.10, per share)					2,700
Issuance of common stock for cash, November ($0.08, per share)					1,000
Issuance of common stock for cash, November ($0.10, per share)					3,240
Issuance of common stock for services, December ($0.071, per share)					888
Issuance of common stock for cash, December ($0.08, per share)					12,900
Issuance of common stock for cash, December ($0.10, per share)					2,630
Issuance of common stock for services, December ($0.09, per share)					900
Issuance of common stock for services, December ($0.13, per share)			(65,000)
Issuance of common stock for services, December ($0.17, per share)					2,125
Issuance of common stock for services, December ($0.1954, per share)					19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)					2,000

Issuance of common stock for conversion of notes, December ($0.07, per share)			20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)			15,000
Issuance of warrants for services, December			29,578
Net loss			(982,677)

Balance December 31, 2008	(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock	571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)			15,000
Issuance of common stock for cash, January ($0.50, per share)			99
Issuance of common stock for cash, January ($0.07, per share)			20,650
Issuance of common stock for cash, January ($0.08, per share)			1,000
Issuance of common stock for cash, January ($0.10, per share)			25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)			10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)			20,000
Issuance of common stock for cash, February ($0.07, per share)			36,885
Issuance of common stock for cash, February ($0.10, per share)			11,050
Issuance of common stock for services, March ($0.11, per share)	(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)			10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)			25,000
Issuance of common stock for cash, March ($0.07, per share)			20,250
Issuance of common stock for cash, March ($0.10, per share)			1,000
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644

Issuance of common stock for services, April ($0.09, per share)		1,800
Issuance of common stock for services, April ($0.10, per share)	(50,000)	1,000
Issuance of common stock for cash, April ($0.07, per share)		19,250
Issuance of common stock for cash, April ($0.10, per share)		2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)		35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)		10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)		25,000
Issuance of common stock for services, May ($0.09, per share)		5,150
Issuance of common stock for cash, May ($0.07, per share)		5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)		25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)		55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)		40,750
Issuance of common stock for cash, June ($0.08, per share)		34,982
Issuance of common stock for cash, July ($0.07, per share)		68,337
Issuance of common stock for cash, July ($0.065, per share)		14,008
Issuance of common stock for cash, July ($0.10, per share)		2,000
Issuance of common stock for cash, July ($0.26, per share)		1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)		10,000
Issuance of common stock for cash, August ($0.07, per share)		9,100
Issuance of common stock for cash, August ($0.085, per share)		5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)		148,000
Issuance of common stock for cash, August ($0.11, per share)		1,100

Issuance of common stock for cash, August ($0.12, per share)		12,000
Issuance of common stock for cash, August ($0.24, per share)		36,600
Issuance of common stock for cash, August ($0.26, per share)		36,500
Issuance of common stock for cash, August ($0.28, per share)		4,700
Issuance of common stock for cash, August ($0.30, per share)		49,200
Issuance of common stock for cash, August ($0.33, per share)		2,100
Issuance of common stock for services, August ($0.09, per share)	(108,000)
Issuance of common stock for services, August ($0.25, per share)	(25,000)
Issuance of common stock for services, August ($0.10, per share)	(5,000)
Issuance of common stock for services, August ($0.16, per share)	(16,000)
Issuance of common stock for cash, September ($0.10, per share)		2,000
Issuance of common stock for cash, September ($0.20, per share)		8,000
Issuance of common stock for cash, September ($0.22, per share)		63,000
Issuance of common stock for cash, September ($0.23, per share)		29,000
Issuance of common stock for cash, September ($0.235, per share)		7,000
Issuance of common stock for cash, September ($0.25, per share)		11,500
Issuance of common stock for cash, September ($0.26, per share)		21,900
Issuance of common stock for cash, September ($0.30, per share)		6,400
Issuance of common stock for cash, September ($0.325, per share)		400
Issuance of common stock for cash, September ($0.33, per share)		22,110
Issuance of common stock for cash, September ($0.375, per share)		3,750

Issuance of common stock for services, September ($0.47, per share)			47,000
Issuance of common stock for services, September ($0.61, per share)	(305,000)
Issuance of common stock for services, September ($0.50, per share)	(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)			35,000
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)			2,500
Issuance of common stock for cash, October ($0.18, per share)			44,300
Issuance of common stock for cash, October ($0.17, per share)			4,400
Issuance of common stock for cash, November ($0.18, per share)			17,780
Issuance of common stock for cash, November ($0.20 per share)			33,500
Issuance of common stock for cash, December ($0.19, per share)			475
Issuance of common stock for cash, December ($0.16, per share)		(16,000)
Issuance of common stock for cash, December ($0.17, per share)		(1,000)
Issuance of common stock for cash, December ($0.18, per share)		(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)			2,000
Issuance of common stock for cash, December ($0.30, per share)			330,000
Issuance of common stock for services, October ($0.42, per share)			42,000
Issuance of common stock for services, December ($0.38, per share)	(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)			192,000

Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable		90	90
Net loss			(2,271,917)

Balance, December 31, 2009	(79,908)	(196,000)	(885,715)
Payment on stock subscription receivables		29,000	29,000
Amortization of prepaid services paid for with common stock	98,058		98,058
Issuance of common stock for cash, February ($0.15, per share)			20,250
Issuance of common stock for cash, February ($0.16, per share)			50,947
Issuance of common stock for cash, February ($0.17, per share)			27,140
Issuance of common stock for cash, February ($0.18, per share)			1,800
Issuance of common stock for cash, February ($0.23, per share)			127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)			31,624
Issuance of common stock for cash, February ($0.30, per share)			30,300
Issuance of common stock for cash, February ($0.333, per share)			33,333
Issuance of common stock for cash, February ($0.42, per share)			13,860
Issuance of common stock for services, February ($0.475, per share)	(6,650)
Issuance of common stock for services, February ($0.575, per share)	(11,500)
Issuance of common stock for cash, March ($0.18, per share)			1,800
Issuance of common stock for cash, March ($0.21, per share)			1,000
Issuance of common stock for cash, March ($0.28, per share)		(100,000)
Issuance of common stock for cash, March ($0.294, per share)			2,000

Issuance of common stock for cash, March ($0.30, per share)			45,800
Issuance of common stock for cash, March ($0.35, per share)			2,100
Issuance of common stock for cash, March ($0.37, per share)			5,000
Issuance of common stock for cash, March ($0.38, per share)			19,000
Issuance of common stock for cash, March ($0.39, per share)			400
Issuance of common stock for cash, March ($0.40, per share)			1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)			21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)			2,000
Issuance of common stock for services, March ($0.485, per share)			72,750
Issuance of common stock for services, March ($0.49, per share)	(294,000)
Write off uncollectible stock subscription receivable, March		155,000
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)			13,600
Issuance of common stock for cash, April ($0.36, per share)			8,592
Issuance of common stock for cash, April ($0.39, per share)			700
Issuance of common stock for cash, April ($0.42, per share)			1,500
Issuance of common stock for cash, April ($0.43, per share)			1,075
Issuance of common stock for cash, April ($0.44, per share)			3,500
Issuance of common stock for cash, April ($0.45, per share)			4,500
Issuance of common stock for services, April ($0.49, per share)			26,950
Issuance of common stock for cash, May ($0.35, per share)			10,000
Issuance of common stock for cash, May ($0.40, per share)			5,600
Issuance of common stock for cash, May ($0.44, per share)			51,260
Issuance of common stock for cash, June ($0.28, per share)			7,000
Issuance of common stock for cash, June ($0.30, per share)			3,300

Issuance of common stock for cash, June ($0.31, per share)				310
Issuance of common stock for cash, June ($0.32, per share)				1,200
Issuance of common stock for services, June ($0.38, per share)				57,000
Issuance of common stock for services, June ($0.41, per share)				40,500
Payment received for stock subscription receivable, June			100,000	100,000
Issuance of common stock for cash, July ($0.21, per share)				16,000
Issuance of common stock for conversion of notes, July ($0.24, per share)				50,000
Issuance of common stock for cash, August ($0.19, per share)				12,500
Issuance of common stock for conversion of notes, August ($0.19, per share)				75,000
Issuance of common stock for cash, August ($0.20, per share)				4,500
Issuance of common stock for cash, September ($0.17, per share)				255,000
Issuance of common stock for conversion of notes, September ($0.18, per share)				50,000
Forfeiture of common stock issued for services, September		294,000
Common stock commitment at $0.25 - $0.27	274,000	(193,596)		80,404
Issuance of common stock for cash, October ($0.17, per share)				3,500
Issuance of common stock for cash, October ($0.18, per share)				3,600
Issuance of common stock for cash, October ($0.19, per share)				10,000
Issuance of common stock for cash, November ($0.14, per share)				280
Issuance of common stock for cash, November ($0.15, per share)				200
Issuance of common stock for cash, December ($0.104, per share)				1,040
Issuance of common stock for conversion of notes, October ($0.155, per share)				40,000

Issuance of common stock for conversion of notes, November ($0.156, per share)				38,000
Issuance of common stock for services, November ($0.23, per share)				1,150
Issuance of common stock for services, December ($0.15, per share)				375
Issuance of warrants for services, December				97,714
Net loss				(2,569,223)

December 31, 2010	$274,000	$(193,596)	$(12,000)	$(1,492,089)

Issuance of common stock for settlement of accounts payable, January ($0.15, per share)				66,550
Issuance of common stock for services, January ($0.15, per share)				376
Issuance of common stock for accrued payroll, January ($0.10, per share)				15,000
Issuance of common stock for services, January ($0.24, per share)	(72,000)
Issuance of common stock for cash, February ($0.10, per share)				40,100
Issuance of common stock for services, February ($0.25, per share)	(175,000)
Issuance of common stock for services, February ($0.27, per share)	(27,000)
Issuance of common stock for cash, March ($0.10, per share)				99,700
Value of beneficial conversion feature for the issuance of convertible debt				7,000
Issuance of common stock for conversion of note, March ($0.15, per share)				25,000
Issuance of common stock for cash, April ($0.10, per share)				26,000
Issuance of common stock for cash, April ($0.14, per share)				10,000
Issuance of common stock for conversion of note, April ($0.15, per share)				25,000
Issuance of common stock for cash, April ($0.17, per share)				14,000
Issuance of common stock for services, April ($0.27, per share)				18,037

Issuance of common stock for services, April ($0.15, per share)				450,000
Issuance of common stock for cash, April ($0.13, per share)				13,800
Issuance of common stock for cash, June ($0.10, per share)				600
Issuance of common stock for services, June ($0.13, per share)				32,500
Issuance of common stock for cash, June ($0.18, per share)				360
Issuance of common stock for cash, July ($0.10, per share)				20,000
Issuance of common stock for services, July ($0.14, per share)				35,000
Issuance of common stock subscription, July			(200,000)	(200,000)
Issuance of common stock for settlement of accounts payable, July ($0.14, per share)				23,763
Issuance of common stock for cash, August ($0.08, per share)				10,400
Issuance of common stock for cash, September ($0.10, per share)				1,000
Issuance of common stock for cash, September ($0.18, per share)				360
Issuance of warrants for services, September				104,778
Issuance of common stock for services, October ($0.05, per share)				2,500
Issuance of common stock for cash, October ($0.10, per share)				5,000
Issuance of common stock for settlement of accounts payable, October ($0.10, per share)				57,800
Issuance of common stock for services, October ($0.10, per share)				85,000
Issuance of common stock for services, October ($0.14, per share)				14,000
Issuance of common stock for services, October ($0.20, per share)				200,000
Issuance of warrants for services, October				83,847
Commitment for common stock, November ($0.05 per share)	3,650			3,650
Amortization of stock for services		110,868		110,868
Net loss				(2,238,011)
December 31, 2011	$3,650	$(82,728)	$(212,000)	$(2,328,111)

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2011
	2011	2010
Operating activities
Net loss	$(2,238,011)	$(2,569,223)	$(16,371,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock, options and warrants issued for services and amortization of common stock issued for services	1,038,270	474,900	5,040,790
Contribution from shareholder			188,706
Amortization of beneficial conversion feature	15,315	251,803	539,876
Amortization of deferred loan costs			24,750
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120

Gain on disposal of fixed assets		(1,965)	(1,965)
Depreciation	3,838	4,837	50,946
Amortization of agency fee	42,632	57,368	100,000
Amortization of discount on notes payable			33,858
Decrease (increase) in prepaid expenses	4,059	(98,891)	(7,118)
Increase (decrease) in:
Accounts payable	72,722	77,886	325,128
Accrued expenses	32,256	4,000	305,506
Accrued payroll	326,845	(5,398)	601,856
Accrued royalty fees	250,000	250,000	1,718,167
Accrued interest	237	369	14,955
Net cash used by operating activities	(451,837)	(1,554,314)	(4,531,551)
Investing activities
Payments for agency rights		(100,000)	(100,000)
Issuance of notes receivable from stockholders			(23,000)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets		2,500	2,500
Purchase of fixed assets	(3,609)	(4,459)	(53,538)
Net cash used by investing activities	(3,609)	(101,959)	(151,138)
Financing activities
Repayment of stockholder advances			(157,084)
Advances from stockholders	5,000		271,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	241,320	930,936	3,877,793
Proceeds from exercise of options			45,000
Debt issuance cots			(19,750)
Repayment of convertible notes payable			(23,000)
Proceeds from issuance of convertible notes payable	92,500	250,000	894,750
Net cash provided by financing activities	338,820	1,180,936	4,694,327
Net (decrease) increase in cash	(116,626)	(475,337)	11,638

Cash at beginning of year/period	128,264	603,601
Cash at end of year/period	$11,638	$128,264	$11,638

The accompanying notes are an integral part of the financial statements.

	Year Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31, 2011
	2011	2010
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0	$0	$21,477
Subscription receivable for issuance of common stock	$0	$0	$29,090
Option to acquire license for issuance of common stock	$0	$0	$10,000
Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774
Deferred offering costs netted against issuance of common stock	$0	$0	$41,735
Value of beneficial conversion feature of notes payable	$0	$0	$19,507
Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850
Application of amount due from shareholder against related party debt	$0	$0	$8,099
Amortization of offering costs related to stock for services	$0	$0	$25,730
Settlement of notes payable in exchange for common stock	$0	$0	$356,466
Common stock issued in exchange for prepaid services	$99,000	$409,864	$2,344,164
Common stock issued in exchange for accrued royalties	$0	$0	$416,667
Receivable issued for exercise of common stock options	$200,000	$0	$367,000
Common stock issued in exchange for fixed assets	$0	$0	$5,000
Acquisition of agency fee intangible through accrued expenses	$0	$900,000	$900,000
Beneficial conversion feature on convertible notes payable	$7,000	$251,803	$531,561
Conversion of convertible debt to equity since inception (7,340,152 shares of common stock)	$50,000	$253,000	$772,000
Common stock issued for accounts payable	$118,713	$55,125	$208,838
Write off uncollectible stock subscription receivables	$0	$155,000	$155,000
Common stock issued for accrued payroll	$15,000	$0	$15,000
Write off of intangible asset and agency fee payable	$900,000	$0	$900,000
Issuance of common stock payable to employees	$0	$274,000	$274,000
Common stock issued for accrued expenses	$29,400	$0	$29,400
Derivative liability and debt discount	$42,500	$0	$42,500

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements

For the Years Ended December 31, 2011 and 2010,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2011
1.	Background Information

Turbine Truck Engines, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Delaware on November 27, 2000, and converted to a Nevada corporation in 2008 To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Paisley, Florida.

The Company’s planned lines of business are the design, development, and testing of turbine truck engine technology licensed through Alpha Engines Corporation (“Alpha”). Alpha owns the patents to a new gas turbine engine system called Detonation Cycle Gas Turbine Engine. If the Company can successfully demonstrate a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2011 and since November 27, 2000 (date of inception) through December 31, 2011, the Company had a net loss of $2,238,011 and $16,371,158, respectively. As of December 31, 2011, the Company has not emerged from the development stage and has a working capital deficit of $122,333. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2011 and 2010, there were no amounts held in interest bearing accounts.

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues.  The derivative liability is recorded at fair value (see Note 11).

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2011 and 2010 and the period November 27, 2000 (date of inception) to December 31, 2011 amounted to $146,779, $208,565 and $3,882,494, respectively.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 8.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2011 or 2010 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2011 and 2010 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2011 and 2010 potentially dilutive common stock options and warrants of 5,405,413and 3,215,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.  Additionally, a convertible note payable was convertible into approximately 1,801,000 shares of common stock based on the conversion price at December 31, 2011.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Dividend rate	0%	0%
Risk free interest rate	0.87% - 2.21%	1.49% - 2.04%
Expected term	5 years	5 years
Expected volatility	119.6% - 168.1%	168.9% - 176%

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

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2011 and 2010, the Company recognized $560,000 and $98,058, respectively, in consulting expenses (see Note 7).

3.	Significant Accounting Policies (continued)

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability associated with an embedded conversion option that is included as a level 2 input (see Note 11).

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

In July 2002, the Company exercised its option to obtain a license to commercially exploit certain turbine truck engine technology owned by Alpha. The original agreement required the Company to complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company and other licensing considerations as follows:

●	Licensing fee – $250,000 licensing note payable on August 23, 2005 or agreement is terminated;
●	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled;
●	Royalties – eight percent of net sales after manufacturing and sales commence; and
●	Contract fees for design and engineering services.

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

During the year ended December 31, 2005, the Company issued 125,000 shares of common stock in satisfaction of the $250,000 note and the accrual of the minimum royalty fees began. In addition, during the year ended December 31, 2006, the Company paid $416,667 of royalty fees through the issuance of 100,000 shares of common stock. As of December 31, 2011 and 2010, the Company has accrued $1,301,500 and $1,051,500 of royalty fees related to this agreement, respectively.

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

5.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2011	2010
Furniture and fixtures	$1,505	$1,505
Equipment	18,091	14,482
Leasehold improvements	35,323	35,323
	54,919	51,310
Less accumulated depreciation and amortization	47,863	44,025
	$7,056	$7,285

6.	Options and warrants

The Company’s 2008 Incentive Compensation Plan (the 2008 Plan) authorizes up to 5,000,000 shares of common stock to employees or consultants, unless contained in the written award approved by the Board of Directors.  The Company granted 1,600,000 options to consultants under this plan during the year ended December 31, 2011.  During the year ended December 31, 2011, the Company adopted the 2011 Incentive Compensation Plan (the 2011 Plan) which superseded the 2008 Plan.  As a result, there are no future options are to be issued from the Company’s 2008 Plan.

The Company’s 2011 Plan authorizes up to 5,000,000 shares of common stock to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities.  There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.  During 2011, the Company granted 850,000 common stock options to consultants, directors and employees related to the Plan.  As of December 31, 2011, 4,150,000 shares are available under the Plan for future grants.

The fair value of each option under the 2008 and 2011 Incentive Compensation Plans were estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company’s historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company’s historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company’s historical experience and future expectations.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011, based on the Company’s closing stock price of $0.04 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010, based on the Company’s closing stock price of $0.10 was $45,000. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the year ended December 31, 2011, the Company issued 800,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 800,000 shares of the Company’s common stock at any time, at an exercise price of $0.30 per share.

The following table represents our stock option and warrant activity for the years ended December 31, 2011:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2010	3,215,413	$0.10 – 2.00
Options and warrants granted	2,450,000	$0.15 – 0.30	$0.17
Options and warrants cancelled or expired	(260,000)	$2.00

Outstanding at December 31, 2011	5,405,413	$0.10 – $2.00
Exercisable at December 31, 2011	5,405,413	$0.10 – $2.00

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2011:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	5,405,413	3.87 Years	$0.29	3.87 Years	5,405,413	$0.29

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2011 and 2010, respectively.  During 2011 and 2010, the Company recognized approximately $200,000 and $2,000 in compensation expense related to stock option grants.  As of December 31, 2011 unrecognized compensation expense related to common stock options was approximately $76,000, which is expected to be recognized over a weighted average period of 4 years.

7.	Commitments and Contingencies

On February 1, 2006, the Company entered into an agreement with Embry-Riddle Aeronautical University to complete a 3D model and certain modifications to the original Detonation Gas Turbine Engine in exchange for a fixed price amount. The Company has expensed $10,670 related to this agreement which expired on June 30, 2007. On August 31, 2007, the Company extended the original agreement through December 31, 2009 with a total additional amount not to exceed approximately $297,000. The Company incurred approximately $54,600 and $47,900 in additional costs during the years ended December 31, 2011 and 2010, respectively.

The Company leased its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2011 and 2010, rent expense was approximately $27,700 and $31,900, respectively.

During 2011, the Company issued common stock for various consulting services.  The fair value of the services recorded was based on the fair value of the Company’s stock price at the commitment date for the respective services.  The Company issued 4,143,000 shares of common stock at prices ranging between $.10 and $.28 per share, and recognized approximately $560,000 in consulting or professional expenses related to these agreements during 2011.  All shares of common stock related to the above consulting services were issued and became fully vested during 2011.

The Company entered into a Share Purchase Agreement in May 2010 with Hua Tec Enterprise Co. LTD, (“Hua Tec”) an international company incorporated in the Independent State of Samoa. HUA TEC owns all of the issued and outstanding shares of Guandong Kingtec Electrical Co., LTD, a wholly foreign owned enterprise established under the laws of the People’s Republic of China. Kingtec is primarily engaged in the business of manufacturing and selling automobile starters, generators and other accessories in the People’s Republic of China. The closing of this purchase agreement is contingent upon certain conditions as outlined in the agreement and is currently being negotiated.

The Company entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to the Company for demonstration purposes. Once the Company purchases the first H2 generator and pays 90% of the purchase price, the Company will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. The Company was to pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($328,000 USD as of December 31, 2011) for up to two machines.  As previously disclosed, the Company is continuing negotiations with payment terms and accordingly no equipment has been received and no liability has been recorded as of December 31, 2011.  At year end the company was in negotiations with HUE’s parent corporation Energy Technology Services Co., Ltd. (“ETS”) and all agreements with ETS may potentially impact or supersede the agreement with HUE.

The Company entered into various strategic alliances with foreign companies during 2009 and 2010.  During the year ended December 31, 2011, there were no material changes as disclosed in the December 31, 2010 Form 10K which would warrant further disclosure to these financial statements.  The agreements with GUOHAO, TIANJIN and BEIJING ROYAL are based on the Company building, testing and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products.  Once the Company has demonstrated that it can produce an engine with the power output and the efficiencies required, the time line set in the original agreements for the respective companies to fulfill their agreements and fund the Company to bring the engine to full commercialization for that product will begin.

In October 2011, the Company entered into employment agreements with terms that commence on October 1, 2011 and run through a range of dates with the latest being September 2014. These agreements have a cumulative annual salary of approximately $156,000 annually and cumulative grants of fully vested stock issuances of 850,000 shares of stock.  Upon signing the employment agreements, all unearned stock compensation from the previous employment agreements was recognized in full, as the employees were not required to forfeit their previous granted shares of common stock.  At the October 1, 2011 grant date, the Company recognized approximately $279,000 in stock-based compensation related to the above grants of common stock, and grants made during 2010.  Additionally, the employees were granted 850,000 fully vested common stock options, with an exercise price of $.25 per share, and expire five years from the date of grant.  The grants of common stock and common stock options were essentially sign-on bonuses, and accordingly, the grant-date fair values were recognized as compensation expense at the October 1, 2011 grant date.

8.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2011 or 2010.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2011 or 2010 or the period November 27, 2000 (Date of inception) through December 31, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2011	2010
Tax expense (benefit) at U.S. statutory rate	$(760,900)	$(873,500)
State income tax expense (benefit), net of federal benefit	(81,700)	(93,300)
Stock option expense
Effect of non-deductible expenses	500	2,700
Other	(200)	(3,600)
Change in valuation allowance	842,300	967,700
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets (liability), noncurrent:
Depreciation	$5,000	6,600
License agreement	316,700	395,900
Capitalized start up costs	4,612,600	3,725,900
Net operating loss	486,100	412,500
Stock compensation	114,400	115,700
Contribution carryover	2,700	2,700
Intangible agency fee		21,600
Debt issuance	700	2,100
Amortization expense and beneficial conversion features	(12,900)
Valuation allowance	(5,525,300)	(4,683,000)
	$—	$—

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2011 and 2010.

As of December 31, 2011, the Company had federal and state net operating loss carry-forwards totaling approximately $1,292,000 which begin expiring in 2022.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2008 – 2011.

9.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2011 and 2010 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2012.

As of December 31, 2011 and 2010, accounts payable included $12,220 and $40,150, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

As of December 31, 2011 and 2010, accounts payable included $0 and $47,557 due to a Company owned by the Company’s Chief Technology Officer.

During the year ended December 31, 2011, the Company’s President advanced the Company $5,000 with no specific repayment terms or stated interest.

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

During 2011 and since inception, the Company has drawn $50,000 and $795,000 in proceeds related to the note, respectively. During 2011 and since inception, the Holder has converted $50,000 and $772,000 in convertible notes into 333,334 and 7,340,152 common shares, respectively. As of December 31, 2011, the Company has $205,000 available to draw on the convertible debenture.

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

11.	Derivative liability

In November 2011, the Company issued a convertible promissory note for $42,500.  The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of August 9, 2012.  The conversion option price associated with the note has a 41 percent discount to the market price of the stock.  The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion.  The note is convertible at any time.  As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option.  At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,000 and $49,000, respectively.  The debt discount will be amortized over the life of the note, and the Company recognized approximately $8,000 of interest expense related to amortization during 2011.  As of December 31, 2011 the unamortized discount related to the note was approximately $34,000.  The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.  The unrealized gain associated with the derivative liability was approximately $2,000 at December 31, 2011.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2011 and 2010 related to the above derivative liability are as follows:

	Fair Value Measurements at December 31, 2011 (1)		Fair Value Measurements at December 31, 2010 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(40,756)	$(40,756)	$-0-	$-0-
Total liabilities	$(40,756)	$(40,756)	$-0-	$-0-

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2011 or 2010.

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy.  The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility.  The Black-Scholes model employs the market approach in determining fair value.

12.	Subsequent Events

Subsequent to the year ended December 31, 2011, the Company issued 6,348,951 shares of common stock for cash amounting to approximately $344,150 through March 26, 2012.

The Company entered into a Contract of World Agency Agreement (the “Agreement”) dated March 15, 2012 with Energy Technology Services Co., Ltd. (“Energy Tech”) granting the Company full agency capacity worldwide to handle Energy Tech’s Energy related products, including hydrogen burning systems and other energy saving devices. The agency is exclusive for North America and non-exclusive for other world markets.

Under the terms of the Agreement, Energy Tech will provide all products to TTE’s sales channels, and will provide, plan, install & maintain all products and training.  TTE will be responsible for setting up its own sales and education system, organizing sales and promotional meetings and will report to Energy Tech monthly.

The Agreement is effective from March 1, 2012 through March 1, 2016. TTE must sell at least ten 200 M3/Hr hydrogen burning machines in the first year, and 20 or more machines for each of the subsequent years or Energy Tech will have the right to terminate the Agreement.  The Agency fees have yet to be determined.

Each machine will have an end user price of $750,000 and the Company will remit 50% of the total payment upon ordering and the balance will be due in full at port of Taiwan, after inspection.  The Company will be responsible for shipping costs.

The Company agrees to a non-compete for 5 years from the Agreement date that it will not compete with Energy Tech with any similar or derivative products.

Additionally, the Company and Energy Tech have agreed to form a new company subsequent to March 31, 2012.  The Company is to be named Global Hydrogen Energy Corp (“GH”).  Through the date of this filing, the Company has contributed approximately $198,000 related to this agreement.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred Stock to Michael Rouse, the Company’s President & CEO, in exchange for $335,000 of accrued salary.   The voting rights of the Series A Convertible Preferred give Mr. Rouse, effective majority control over the common shareholders vote.

In January 2012, the Company entered into a consulting agreement for services to be rendered related to certain Carbon Credit projects and financing.  The terms of this agreement require the Company to pay approximately $25,000 in addition to 400,000 shares of common stock.

In February 2012, the Company entered into a consulting agreement for services to be rendered related to certain marketing services.  The terms of this agreement require the Company to pay approximately $25,000 in addition to 500,000 shares of common stock.

On March 16, 2012, the Board of Directors created a separate series of preferred stock, called “Series A Convertible Preferred, which is being documented by the filing of an Amendment to the Articles of Incorporation filed with the State of Nevada.  The Series A Convertible Preferred, par value $0.001, provides for:  voting rights on each matter submitted to the common stockholders of 306 votes per each share and shares are convertible after six months on a 1 to 1 ratio at the option of the preferred shareholder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2011.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	55	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)
Phyllis J. Rouse	53	Vice President, Secretary, Treasurer and Director
Rebecca McDonald	45	Chief Accounting Officer
John R. Dickinson	45	Audit Committee Member

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rouse, President, CEO, Chairman of the	2011	$181,750	0	126,244	35,647	0	0	0	$343,641
Board (1)	2010	$196,502	0	0	0	0	0	0	$196,502
Phyllis J. Rouse Vice President, Secretary, Treasurer and	2011	$181,750	0	$58,413	26,735	0	0	0	$266,898
Director (2)	2010	$201,790	0	$0	0	0	0	0	$201,790
(1)	For the year ended December 31, 2011 and 2010, per Mr. Rouses’ employment agreement, his annual salary was $52,000 and $225,000, respectively.
(2)	For the year ended December 31, 2011 and 2010, per Ms. Rouses’ employment agreement, her annual salary was $52,000 and $225,000, respectively.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Michael Rouse, President, CEO, Chairman of the Board	400,000	400,000	0*	$0.25	10/1/2016	0*	0*	0*	0*
Phyllis Rouse, Vice President, Secretary, Treasurer and Director	800,000	800,000	0*	$0.10 - $0.25	7/9/2014 - 10/1/2016	0*	0*	0*	0*

*All options and stock awards are fully vested and earned at the date of grant.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	5,405,413	$0.29	1,567,569

The Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2008 Plan for services related to capital raising or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.  During the year ended December 31, 2011, the Company adopted the 2011 Incentive Compensation Plan (the “2011 Plan”) which superseded the 2008 Plan.  As a result, there are no future options to be issued from the Company’s 2008 Plan.

The Company’s 2011 Plan authorizes up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities.  There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

The following table sets forth certain information as of December 31, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	5,418,555	9.6%
Alpha Engines Corporation (1)	2,812,752	5.0%
Phyllis J. Rouse (2)	950,000	1.7%

All directors and executive officers as a group (4 persons)	9,181,307	16.2%

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

Audit Fees

During 2011 and 2010, we were billed by our accountants, Pender Newkirk & Company, approximately $69,016 and $69,400 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During 2011 and 2010, we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for tax work.

All Other Fees

During 2011 and 2010 we were billed by our accountants, Pender Newkirk & Company, approximately $0 and $0 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: April 6, 2012	By:	/s/ Michael Rouse
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: April 6, 2012	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer