Form 10-Q
period 2012-03-31
TURBINE TRUCK ENGINES INC
filed 2012-05-15
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012
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

There were 64,401,396 shares of the Registrant’s $0.001 par value common stock outstanding as of May 10, 2012.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Financial Statements

As of March 31, 2012 (unaudited) and December 31, 2011 and
for the three months ended March 31, 2012 and 2011 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through March 31, 2012 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$11,480	$11,638
Prepaid expenses	10,832	7,118

Total current assets	22,312	18,756

Deposit for Global Hydrogen Energy Corp.	197,500
Furniture and equipment, net of accumulated depreciation of $48,645 (2012) and $47,863 (2011)	6,274	7,056

	$226,086	25,812

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $12,220 (2012) and $12,220(2011)	$74,591	$116,290
Accrued interest	14,955	14,955
Accrued payroll	892	1,029
Convertible note, net	22,328	8,315
Note payable	500	500
Total current liabilities	113,266	141,089

Accrued expenses – long term	311,326	318,606
Accrued payroll – long term	261,745	585,827
Accrued royalty fees	1,364,000	1,301,500
Note payable to related party	4,631	6,901
Total liabilities	2,054,968	2,353,923

Stockholders’ deficit:
Series A Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2012) and 0 (2011) shares issued and outstanding	500
Common stock; $0.001 par value; 99,000,000 shares authorized; 64,401,396 (2012) and 56,503,946 (2011) shares issued and outstanding	64,402	56,503
Additional paid in capital	15,158,159	14,277,622
Deficit accumulated during development stage	(16,779,768)	(16,371,158)
Common stock payable	310,000	3,650
Prepaid consulting services paid with common stock	(370,175)	(82,728)
Receivable for common stock	(212,000)	(212,000)
Total stockholders’ deficit	(1,828,882)	(2,328,111)
	$226,086	$25,812

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Statements of Operations
(unaudited)

				Period November 27, 2000 (Date of Inception) through March 31, 2012

	Three Months Ended March 31,
	2012		2011
Research and development costs	$		$16,373	$3,882,494
Operating costs		401,877	815,032	12,273,968
		401,877	831,405	16,156,462
Unrealized gain on derivative		(7,280)		(9,024)
Interest expense		14,013	3,563	632,330
Net loss		$(408,610)	$(834,968)	$(16,779,768)
Net loss per share		$(0.01)	$(0.02)	$(0.78)
Weighted average number of common shares outstanding		62,443,596	47,334,304	21,399,681

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)

Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2012
	2012	2011
Operating activities
Net loss	$(408,610)	$(834,968)	$(16,779,768)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and long-term debt issued for acquisition of license agreement			2,735,649
Common stock, options and warrants issued for services and amortization of common stock issued for services	228,404	508,316	5,269,194
Contribution from shareholder			188,706
Amortization of beneficial conversion feature		3,575	539,876
Amortization of deferred loan costs			24,750
Write off deferred offering costs			119,383
Write off of deferred non cash offering costs			49,120
Gain on disposal of fixed assets			(1,965)
Depreciation	782	1,277	51,728
Amortization of agency fee		50,000	100,000
Amortization of discount on notes payable	14,013		47,871
Decrease (increase) in prepaid expenses	(3,714)	(17,790)	(10,832)
Increase (decrease) in:
Accounts payable	(41,699)	(43,217)	283,429
Accrued expenses	(7,280)		298,226
Accrued payroll	11,066	79,769	612,922
Accrued royalty fees	62,500	62,500	1,780,667
Accrued interest			14,955
Net cash used by operating activities	(144,538)	(190,538)	(4,676,089)
Investing activities
Payments for agency rights			(100,000)
Issuance of notes receivable from stockholders			(23,000)
Deposit for Global Hydrogen Energy Corp.	(197,500)		(197,500)
Repayment of notes receivable from stockholders			22,095
Advances to related party			805
Proceeds from sale of fixed assets			2,500
Purchase of fixed assets		(43,345)	(53,538)
Net cash used by investing activities	(197,500)	(43,345)	(348,638)
Financing activities
Repayment of stockholder advances	(2,270)		(159,354)
Advances from stockholders			271,152
Increase in deferred offering costs			(194,534)
Proceeds from issuance of common stock	344,150	139,799	4,221,943
Proceeds from exercise of options			45,000
Debt issuance costs			(19,750)
Repayment of convertible notes payable			(23,000)
Proceeds from issuance of convertible notes payable		50,000	894,750
Net cash provided by financing activities	341,880	189,799	5,036,207
Net (decrease) increase in cash	(158)	(44,084)	11,480
Cash at beginning of year/period	11,638	128,264
Cash at end of year/period	11,480	84,180	11,480

	Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31, 2012
	2012	2011
Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0	$0	$21,477
Subscription receivable for issuance of common stock	$0	$0	$29,090
Option to acquire license for issuance of common stock	$0	$0	$10,000
Deferred offering costs netted against issuance of common stock under private placement	$0	$0	$33,774
Deferred offering costs netted against issuance of common stock	$0	$0	$41,735
Value of beneficial conversion feature of notes payable	$0	$0	$19,507
Deferred non-cash offering costs in connection with private placement	$0	$0	$74,850
Application of amount due from shareholder against related party debt	$0	$0	$8,099
Amortization of offering costs related to stock for services	$0	$0	$25,730
Settlement of notes payable in exchange for common stock	$0	$0	$356,466
Common stock issued in exchange for prepaid services	$117,000	$0	$2,461,164
Common stock issued in exchange for accrued royalties	$0	$0	$416,667
Receivable issued for exercise of common stock options	$0	$0	$367,000
Common stock issued in exchange for fixed assets	$0	$0	$5,000
Acquisition of agency fee intangible through accrued expenses	$0	$0	$900,000
Beneficial conversion feature on convertible notes payable	$0	$7,000	$531,561
Conversion of convertible debt to equity since inception (7,340,152 shares of common stock)	$0	$25,000	$772,000
Common stock issued for accounts payable	$0	$66,550	$208,838
Common stock issued for accrued payroll	$0	$15,000	$15,000
Write off uncollectible stock subscription receivables	$0	$0	$155,000
Write off intangible asset and agency fee payable	$0	$0	$900,000
Issuance of common stock payable to employees	$0	$0	$274,000
Common stock issued for accrued expenses	$0	$0	$29,400
Common stock payable for prepaid services	$225,000	$0	$225,000
Derivative liability and debt discount	$0	$0	$42,500
Preferred stock issued for accrued payroll	$335,285	$0	$335,285

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements

For the Three Months Ended March 31, 2012 and 2011,
and the Period November 27, 2000 (Date of Inception)
through March 31, 2012

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2012 and 2011 and the period November 27, 2000 (Date of Inception) through March 31, 2012, (b) the financial position at March 31, 2012 and December 31, 2011, and (c) cash flows for the three month periods ended March 31, 2012 and 2011, and the period November 27, 2000 (Date of Inception) through March 31, 2012, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2012 and since November 27, 2000 (date of inception) through March 31, 2012, the Company has had a net loss of $408,610 and $16,779,768, respectively. These factors raise doubt about the Company’s ability to continue as a going concern.  As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For the three months ended March 31, 2012 and 2011, rent expense was approximately $12,500 and $25,000, respectively.

The Company entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to the Company for demonstration purposes. Once the Company purchases the first H2 generator and pays 90% of the purchase price, the Company will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. The Company was to pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($338,000 USD as of March 31, 2012) for up to two machines. As previously disclosed, the Company is continuing negotiations with payment terms and accordingly no equipment has been received and no liability has been recorded as of March 31, 2012. At period end the Company was in negotiations with HUE’s parent corporation Energy Technology Services Co., Ltd. (“ETS”) and all agreements with ETS may potentially impact or supersede the agreement with HUE.

On January 12, 2012, the Company entered into an “Investment Intent” agreement with Energy Technology Services Company, Ltd.  Pursuant to the agreement, both parties agreed to form a company, Global Hydrogen Energy (“GHE”).  The Company has the option to purchase ten percent of the shares of GHE for $450,000, and another option to purchase up to 20% of all shares of GHE.  As of March 31, 2012, GHE has not been formed, and the Company has made a good faith cash deposit of $197,500, which is included as a non-current asset at March 31, 2012.  The Company does not have a firm commitment to fund the remaining  option amount, and accordingly, a commitment liability was not recorded as of March 31, 2012 related to this agreement.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2012 and December 31, 2011 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2013.

As of March 31, 2012 and December 31, 2011, accounts payable included $12,220 due to a director of the Company for various accounting services.

During the year end December 31, 2011, the Company’s President advanced the Company $5,000 with no specific repayment terms or stated interest, as of March 31, 2012 $2,730 remains unpaid.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

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

During 2012 and since inception, the Company has drawn $0 and $795,000 in proceeds related to the note, respectively. During 2012 and since inception, the Holder has converted $0 and $772,000 in convertible notes into 0 and 7,340,152 common shares, respectively. As of March 31, 2012, the Company has $205,000 available to draw on the convertible debenture.

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

7. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three month periods ended March 31, 2012 and 2011 and for the period from November 27, 2000 (Date of Inception) through March 31, 2012, the Company had 5,405,413, 4,015,413 and 5,405,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share.   Additionally, a convertible note with a face amount of $42,500 can convert into approximately 527,000 shares of common stock at March 31, 2012.

8.           Common stock for services

During the three months ended March 31, 2012, the Company issued 1,550,000 shares of common stock to consultants and employees for various services.  The Company recorded the stock issuances for services based on the fair value of the common stock at the respective commitment dates.  For the three months ended March 31, 2012 and 2011, the Company recognized approximately $228,000 and $508,000 in compensation expense related to these issuances, respectively.  The shares related to these agreements were fully vested as March 31, 2012.  Additionally, as of March 31, 2012, included in common stock payable, are commitments to issue 1,500,000 shares of common stock.  The amortization expense related to these commitments are included in the above compensation expense.

9.           Series A Convertible Preferred Stock

On March 16, 2012, the Company created the Series A Convertible Preferred Stock (“Series A”).  The Series A has the following features:
●	Par value is $.001.
●	1,000,000 shares authorized.
●	Voting rights on each matter submitted to common shareholders; 306 votes per each share of preferred stock held.
●	Convertible after 6 months from the above date on a ratio of one-to-one into common shares at the option of the preferred share holder.

10.	Derivative liability
In November 2011, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of August 9, 2012. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,000 and $49,000, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $14,000 of interest expense related to amortization during 2012. As of March 31, 2012 the unamortized discount related to the note was approximately $20,200. The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense. The unrealized gain associated with the derivative liability was approximately $7,300 at March 31, 2012.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2012 and 2011 related to the above derivative liability are as follows:

	Fair Value Measurements at March 31, 2012 (1)		Fair Value Measurements at December 31, 2011(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(33,476)	$(33,476)	$(40,756)	$(40,756)
Total liabilities	$(33,476)	$(33,476)	$(40,756)	$(40,756)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of March 31, 2012 or 2011.

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

11.	Subsequent Events
The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). TTE and Alpha entered into that certain License Agreement dated December 31, 2001, pursuant to which TTE has accrued debt to Alpha in the amount of $1,508,250 as of the date of the Agreement.

Pursuant to the terms of the Agreement, Alpha agrees to accept 250,000 shares of the company common stock in full settlement of the Debt and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013.

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

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Research and Development Costs – During the three months ended March 31, 2012 and 2011, research and development costs totaled $0 and $16,373, respectively. The decrease of $16,373 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2011.

Operating Costs – During the three months ended March 31, 2012 and 2011, operating costs totaled $401,877 and $815,032, respectively. The decrease of $413,155 was mainly attributable to an approximate $127,700 decrease in payroll expenses due to a decrease in salaries and employees and an approximately $178,200 decrease in Professional Fees and Consulting Expenses and a decrease of approximately $44,000 in stock based compensation.  As previously disclosed, the Company entered into new employment agreements with the executives at lower base salaries.  As a result, the Company expects the trend in salary expense to be lower relative to comparable periods in 2011.

Interest (Income) Expense - Net - During the years three months ended March 31, 2012 and 2011, net interest expense totaled $14,013 and $3,563, respectively. The decrease of $10,450 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2012.

The net loss for the three months ended March 31, 2012 and 2011 was $408,610 and $834,968, respectively. The decrease of $426,358 was mainly attributable to the decrease in operating expenses as discussed above.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2012 and 2011 and since November 27, 2000 (date of inception) through March 31, 2012, the Company has had net losses of $408,610, $834,968 and $16,779,768, respectively. As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2012 we raised cash of approximately $4,027,409 net of issuance costs, through private placements of common stock financings and $894,750 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $111,798.

Since our inception through March 31, 2012 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2012, we had an accumulated deficit of $16,779,768 and working capital deficit of ($90,954).

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

Golden Gate’s secured Promissory Note is payable at the rate of 8% per annum, payable monthly and provides that for the prepayment of the Note in an amount not less than $200,000 monthly upon the happening of certain events. It matures on June 30, 2012. During 2012 and since inception, the Company has drawn $0 and $795,000, respectively, in proceeds related to the note. During 2012 and since inception, the Holder has converted $0 and $747,000 in convertible notes into 0 and 7,340,152 common shares, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2012 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
Non-Plan Options and Warrants	5,405,413	$1,567,570

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended March 31, 2012 and 2011 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

New Accounting Pronouncements

Other recent accounting standards issued by the FASB (including EIFTs), the AICPA and the Securities and Exchange Commission did and are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2012, the Company issued 4,000,000 shares of common stock for cash at a price of $0.03 per share.

During January 2012, the Company issued 25,000 shares of common stock for cash at a price of $0.04 per share.

During January 2012, the Company issued 173,000 shares of common stock for cash at a price of $0.05 per share.

During January 2012, the Company issued 66,666 shares of common stock for cash at a price of $0.06 per share.

During January 2012, the Company issued 1,395,000 shares of common stock for cash at a price of $0.10 per share.

During January 2012, the Company issued 589,285 shares of common stock for cash at a price of $0.11 per share.

During February 2012, the Company issued 100,000 shares of common stock for cash at a price of $0.05 per share.

During February 2012, the Company issued 850,000 shares of common stock for services valued at a price of $0.13 per share.

During February 2012, the Company issued 200,000 shares of common stock for services valued at a price of $0.17 per share.

During March 2012, the Company issued 500,000 shares of common stock for services valued at a price of $0.13 per share.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Removed and Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2012.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 15, 2012	By:	/S/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 15, 2012	By:	/S/ Rebecca A. McDonald

Principal Accounting Officer