Form 10-Q
period 2012-06-30
TURBINE TRUCK ENGINES INC
filed 2012-08-20
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012
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

There were 67,091,966 shares of the Registrant’s $0.001 par value common stock outstanding as of June 30, 2012.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Financial Statements

As of June 30, 2012 (unaudited) and December 31, 2011 and
for the three and six months ended June 30, 2012 and 2011 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through June 30, 2012 (unaudited)

Contents

Financial Statements:

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,288	$11,638
Prepaid expenses	43,651	7,118
Total Current Assets	55,939	18,756

Furniture and equipment, net of accumulated depreciation of $49,795 (2012) and $47,863 (2011)	20,124	7,056

Deposit for Global Hydrogen Energy Corp.	197,500	-
Total Other Assets	197,500	-

TOTAL ASSETS	$273,563	$25,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,220 (2012) and $12,220 (2011)	$132,468	$116,290
Accrued interest	15,417	14,955
Accrued payroll	4,670	1,029
Convertible notes, net	20,411	8,315
Note payable	500	500
Total Current Liabilities	173,466	141,089

LONG-TERM LIABILITIES:
Derivative liability	109,805	40,756
Accrued expenses - long term	71,100	277,850
Accrued payroll - long term	303,338	585,827
Accrued royalty fees	12,500	1,301,500
Note payable to related party	3,331	6,901
Total Long-Term Liabilities	500,074	2,212,834

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2012) and 0 (2011) shares issued and outstanding	500	-
Common stock; $0.001 par value; 99,000,000 shares authorized; 67,091,966 (2012) and 56,503,946 (2011) shares issued and outstanding	67,091	56,503
Additional paid in capital	16,815,620	14,277,622
Common stock payable	245,000	3,650
Prepaid consulting services paid with common stock	(148,926)	(82,728)
Receivable for common stock	(212,000)	(212,000)
Deficit accumulated during development stage	(17,167,262)	(16,371,158)
Total Stockholders’ Deficit	(399,977)	(2,328,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$273,563	$25,812

The accompanying notes are an integral part of these financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Statements of Operations
(unaudited)

					Period
					November 27,
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2000 (Date of Inception)
					through June 30,
	2012	2011	2012	2011	2012

Research and development costs	$-	$87,059	$-	$103,432	$3,882,494
Operating costs	355,071	394,095	758,948	1,209,127	12,631,039
	355,071	481,154	758,948	1,312,559	16,513,533

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	(8,518)	-	(15,798)	-	(17,542)
Interest expense	38,941	3,425	52,954	6,988	671,271
TOTAL OTHER EXPENSE (INCOME)	30,423	3,425	37,156	6,988	653,729

NET INCOME (LOSS)	$(385,494)	$(484,579)	$(796,104)	$(1,319,547)	$(17,167,262)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.77)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC	65,640,469	52,475,871	64,042,033	54,039,700	22,350,759

The accompanying notes are an integral part of these financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Statements of Cash Flows
(unaudited)

			Period
			November 27,
	For the Six Months Ended June 30,		2000 (Date of
			Inception) through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,104)	$(1,319,547)	$(17,167,262)
Adjustments to reconcile net loss to net cash used-in operating activites:
Common stock and long-term debt issued for acquisition of license agreement		-	2,735,649
Common stock issued for services and amortization of common stock issued for services
Options and warrants issued to employees, directors and consultants	456,652	589,203	5,497,442
Contribution from shareholder	-	-	188,706
Unrealized gain on derivative liabilities	(15,798)
Amortization of beneficial conversion feature	-	7,000	539,876
Amortization of deferred loan costs		-	24,750
Write off of deferred offering costs		-	119,383
Write off of deferred non cash offering costs		-	49,120
Gain on disposal of fixed assets		-	(1,965)
Depreciation	1,923	2,708	52,869
Amortization of agency fee		42,632	100,000
Amortization of discount on notes payable	52,954	-	86,812
Decrease (increase) in prepaid expenses	(36,533)	(10,589)	(43,651)
Increase (decrease) in:
Accounts payable	16,178	37,790	341,306
Accrued expenses	2,652	34,000	291,898
Accrued payroll	56,437	163,178	658,293
Accrued royalty fees	12,500	125,000	1,730,667
Accrued interest		-	15,417
Net cash used by operating activities	(249,139)	(328,625)	(4,780,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	(197,500)		(197,500)
Repayment of notes receivable from stockholders		-	22,095
Advances to related party		-	805
Proceeds from sale of fixed assets		-	2,500
Purchase of fixed assets	(14,991)	(46,954)	(68,529)
Net cash used by investing activities	(212,491)	(46,954)	(363,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	(5,000)	-	(162,084)
Advances from stockholders	1,430	-	272,582
Increase in deferred offering cossts		-	(194,534)
Proceeds from issuance of common stock	373,350	204,560	4,251,143
Proceeds from exercise of options		-	45,000
Debt issuance costs		-	(19,750)
Repayment of convertible notes payable		-	(23,000)
Proceeds from issuance of convertible notes payable	92,500	50,000	987,250
Net cash provided by financing activities	462,280	254,560	5,156,607

Net (decrease) increase in cash	650	(121,019)	12,288

Cash, beginning of period	11,638	128,264	-

Cash, end of period	$12,288	$7,245	$12,288

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$21,477
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock	$-	$-	$29,090
Option to acquire license for issuance of common stock	$-	$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement	$-	$-	$33,774
Deferred offering costs netted against issuance of common stock	$-	$-	$41,735
Value of beneficial conversion feature of notes payable	$-	$-	$19,507
Deferred non-cash offering costs in connection with private placement	$-	$-	$74,850
Application of amount due from shareholder against related party debt	$-	$-	$8,099
Amortization of offering costs related to stock for services	$-	$-	$25,730
Settlement of notes payable in exchange for prepaid services	$-	$-	$356,466
Common stock issued in exchange for prepaid services	$110,500	$-	$2,454,664
Common stock issued for accruals	206,750		206,750
Common stock issued in exchange for accrued royalties	$1,301,500	$-	$1,718,167
Receivable issued for exercise of common stock options	$-	$-	$367,000
Common stock issued in exchange for fixed assets	$-	$-	$5,000
Acquisition of agency fee intangible through accrued expenses	$-	$-	$900,000
Beneficial conversion fetaure on convertible notes	$-	$7,000	$531,561
Conversion of convertible debt to equity (7,340,152 shares since inception)	$-	$50,000	$772,000
Conversion of convertible debt to equity (1,326,292 shares since inception)	$44,201	$50,000	$44,201
Common stock issued for accounts payable	$-	$66,550	$208,838
Common stock issued for accrued payroll	$-	$15,000	$15,000
Write off uncollectible stock subscription receivable	$-	$-	$155,000
Write off of intangible asset and agency fee payable	$-	$900,000	$900,000
Issuance of common stock to employees	$-	$-	$274,000
Common stock issued for accrued expenses	$-	$-	$29,400
Derivative liability and debt discount	$92,500	$-	$92,500
Preferred stock issued for accrued payroll	$335,285	$-	$335,285
Common stock payable for prepaid services	$245,000	$-	$245,000

The accompanying notes are an integral part of these financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011,
and the Period November 27, 2000 (Date of Inception)
through June 30, 2012

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2012 and 2011 and the period November 27, 2000 (Date of Inception) through June 30, 2012, (b) the financial position at June 30, 2012 and December 31, 2011, and (c) cash flows for the six month periods ended June 30, 2012 and 2011, and the period November 27, 2000 (Date of Inception) through June 30, 2012, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2012 and since November 27, 2000 (date of inception) through June 30, 2012, the Company has had a net loss of $385,494, $796,104 and $17,167,262, respectively. These factors raise doubt about the Company’s ability to continue as a going concern. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For the six months ended June 2012 and 2011, rent expense was approximately $12,500, and  $12,500,  respectively.

The Company entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to the Company for demonstration purposes. Once the Company purchases the first H2 generator and pays 90% of the purchase price, the Company will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. The Company was to pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($338,000 USD as of June 30, 2012) for up to two machines. As previously disclosed, the Company is continuing negotiations with payment terms and accordingly no equipment has been received and no liability has been recorded as of June 30, 2012. At period end the Company was in negotiations with HUE’s parent corporation Energy Technology Services Co., Ltd. (“ETS”) and all agreements with ETS may potentially impact or supersede the agreement with HUE.

On January 12, 2012, the Company entered into an “Investment Intent” agreement with Energy Technology Services Company, Ltd. Pursuant to the agreement, both parties agreed to form a company, Global Hydrogen Energy (“GHE”). The Company has the option to purchase ten percent of the shares of GHE for $450,000, and another option to purchase up to 20% of all shares of GHE. As of June 30, 2012, GHE has not been formed, and the Company has made a good faith cash deposit of $197,500, which is included as a non-current asset at June 30, 2012. The Company does not have a firm commitment to fund the remaining option amount, and accordingly, a commitment liability was not recorded as of June 30, 2012 related to this agreement (See Note 11 for subsequent event).

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2012 and December 31, 2011 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2013.

As of June 30, 2012 and December 31, 2011, accounts payable included $12,220 due to a director of the Company for various accounting services.

During the year end December 31, 2011, the Company’s President advanced the Company $5,000 with no specific repayment terms or stated interest, as of June 30, 2012 $1,430 remains unpaid.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013.  On April 27, 2012,   the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at June 30, 2012.

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

During 2012 and since inception, the Company has drawn $0 and $795,000 in proceeds related to the note, respectively. During 2012 and since inception, the Holder has converted $0 and $772,000 in convertible notes into 0 and 7,340,152 common shares, respectively. As of June 30, 2012, the Company has $205,000 available to draw on the convertible debenture.

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

7. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three and six month periods ended June 30, 2012 and 2011 and for the period from November 27, 2000 (Date of Inception) through June 30, 2012, the Company had 5,405,413, 3,915,413 and 5,405,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share. Additionally, two convertible notes with face amounts totaling $92,500 can convert into approximately 2,948,000 shares of common stock at June 30, 2012.

8. Common stock for services

During the six months ended June 30, 2012, the Company issued 2,150,000 shares of common stock to consultants and employees for various services. The Company recorded the stock issuances for services based on the fair value of the common stock at the respective commitment dates, and amortized the grant-date fair value of the shares over the estimated requisite service period. For the three and six months ended June 30, 2012 and 2011, the Company recognized approximately $229,000 and  $457,000  and $81,000 and $589,000  in compensation expense related to these issuances, respectively.

Additionally, as of June 30, 2012, included in common stock payable, are commitments to issue 1,500,000 shares of common stock. The amortization expense  related to these commitments are included in the above compensation expense.

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

In November 2011, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of August 9, 2012. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,000 and $49,000, respectively. The debt discount was amortized over the life of the note, and the Company recognized approximately $34,000 of interest expense related to amortization during 2012. As of June 30, 2012 the discount related to the note was fully amortized. In June 2012, the convertible note converted into approximately 1,326,000 shares of common stock.  At the conversion date, the amortized discount was fully recognized as interest expense.   The derivative liability has been adjusted to fair value each reporting period, including the conversion date, with unrealized gain (loss) reflected in other income and expense.

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,000 and $62,000, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $12,000 of interest expense related to amortization during 2012.  The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

On April 24 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000.   At the closing date, the lender funded $50,000 to the Company, and the lender at their discretion may fund additional amounts to the Company.  The note matures one year from the closing date.  If the Company pays the note within 90 days of the closing date, the interest rate is 0%.  If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount.   The conversion option price associated with the note is the lesser of $.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion.  The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$50,000 and $61,000, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $9,000 of interest expense related to amortization during 2012.  The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

Related to the above derivative liabilities, the Company recognized approximately $31,000 in derivative expense at issuance or closing date of the above notes.  As of June 30, 2012, the unrealized gain on the above derivatives was approximately $16,000.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2012 and 2011 related to the above derivative liability are as follows:

	Fair Value Measurements at June 30, 2012 (1)		Fair Value Measurements at December 31, 2011(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:

Derivative liabilities	$(109,805)	$(109,805)	$(40,756)	$(40,756)
Total liabilities	$(109,805)	$(109,805)	$(40,756)	$(40,756)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2012 or 2011.

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

The Company (“TTE”) entered into a Joint Venture Agreement (the “Agreement”) dated July 11, 2012 with ENERGY TECHNOLOGY SERVICES CO. LTD. (“ETS”) for the purpose of the engaging both parties in the manufacture, leasing and /or sale of ETS’s hydrogen generator burning systems (the “Equipment”) in Asia.
The Agreement has a term of one (1) year and renews automatically if not otherwise terminated, provided however, all contracts signed through the joint venture will remain effective regardless of whether the joint venture is still in force.  TTE will purchase and own all Equipment to be leased and will review and approve all lease contracts prior to the manufacture of the Equipment.  TTE will be the employer of record for all employees of the Joint Venture and will be the sole signatory of all Joint Venture bank accounts. TTE will make monthly payments to the parties, if applicable.  Under the Agreement, ETS is granted the right to market, sell, lease, and distribute the Equipment via Sale or Lease agreements in Asia. ETS will arrange for the manufacturing and on-time delivery and installation of the Equipment to order, and will be responsible for providing maintenance, training and services for all the Equipment.  All lease and sales revenue is to be deposited into the TTE maintained JV account, and each party is to submit monthly invoices for their reasonable operating expenses. Net Profit of the JV is to be split 50/50 on a monthly basis, after payment of all reasonable operating expenses, taxes and interest. Each party retains the right to audit the other party’s books and records as related to the Joint Venture.

Effective July 12, 2012, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State, to reflect the Board of Directors adoption of a resolution, consented to by those holding a majority of the common shareholder votes, which increased the authorized common stock of the company to 299,000,000 shares of common stock, having a par value of $.001.

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

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Research and Development Costs – During the three months ended June 30, 2012 and 2011, research and development costs totaled $0 and $87,059, respectively. The decrease of $87,059 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2011.

Operating Costs – During the three months ended June 30, 2012 and 2011, operating costs totaled $355,071 and $394,905, respectively. The decrease of $39,024 was mainly attributable to decreases in payroll expenses related to reduction of executive salaries pursuant to employment agreements, a reduction of stock compensation related to warrants issued to consultants in the prior period, and a reduction in royalty expense associated with the debt settlement agreement discussed in Note 5.  These decreases were offset by an increase in consulting expenses related to common stock issued to consultants for various services.

Interest (Income) Expense - Net - During the three months ended June 30, 2012 and 2011, net interest expense totaled $38,941 and $3,425, respectively. The increase of $35,516 was primarily due to the Company amortizing the discount on convertible debt issued in the fourth quarter of 2011 and second quarter of 2012.

The net loss for the three months ended June 30, 2012 and 2011 was $385,494 and $484,579, respectively. The decrease of $99,085 was mainly attributable to the decrease in operating expenses, and research and development expense, offset by increases in interest expense.

The trend in our operating expenses will depend on our ability to raise capital and fund our operations.  We do expect the trend in consulting expenses to increase as we issue additional stock in-lieu of cash to fund operations.  Salary expense should remain stable with employment agreements in place for our executives. Royalty expense will continue to decrease relative to comparable periods as a result of the debt settlement agreement discussed above.

For the six months ended June 30, 2012 compared to the three months ended June 30, 2011

Research and Development Costs – During the six months ended June 30, 2012 and 2011, research and development costs totaled $0 and $103,432, respectively. The decrease of $103,432 was mainly attributable to additional costs incurred for the testing of the DCGT engine in 2011.

Operating Costs – During the six months ended June 30, 2012 and 2011, operating costs totaled $758,948 and $1,209,127,  respectively. The decrease of $450,179 was mainly attributable to decreases in payroll expense, stock compensation, amortization expense, professional fees, and royalty expense, offset by an increase in consulting expenses.

Interest (Income) Expense - Net - During the six months ended June 30, 2012 and 2011, net interest expense totaled $52,954 and $6,988, respectively. The increase of $45,966 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2012, as discussed above.

The net loss for the six months ended June 30, 2012 and 2011 was $796,104 and $1,319,547, respectively. The decrease of $523,443 was mainly attributable to the decrease in operating expenses, and research and development expense, offset by increases in interest expense.

The trend in our operating expenses will depend on our ability to raise capital and fund our operations.  We do expect the trend in consulting expenses to increase as we issue additional stock in-lieu of cash to fund operations.  Salary expense should remain stable with employment agreements in place for our executives.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three and six months ended June 30, 2012 and 2011 and since November 27, 2000 (date of inception) through June 30, 2012, the Company has had net losses of $385,494, $796,104 and $17,162,262, respectively. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2012 we raised cash of approximately $4,057,000  net of issuance costs, through private placements of common stock financings and $987,000 through the issuance of convertible notes payable.

Additionally, we have raised net proceeds from stockholder advances of approximately $111,000.

Since our inception through June 30, 2012 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2012, we had an accumulated deficit of $17,167,262 and working capital deficit of ($117,527).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.  However, product development will be contingent upon our ability to raise capital as needed.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2012 in accordance with the following schedule:

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended June 30, 2012 and 2011 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

We issue convertible debentures with features that are derivative liabilities.  We follow the guidance  pursuant to ASC Topic 815, which requires judgment in  terms of bifurcating embedded features from the host contract.  Additional  judgment is required in terms of valuing the embedded features.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2012, the Company issued 500,000 shares of common stock for services at a price of $0.13 per share.

During April 2012, the Company issued 440,000 shares of common stock for cash at a price of $0.05 per share.

During April 2012, the Company issued 45,000 shares of common stock for cash at a price of $0.10 per share.

During April 2012, the Company issued 100,000 shares of common stock for services at a price of $0.13 per share.

During April 2012, the Company issued 250,000 shares of common stock for debt forgiveness at a price of $0.12 per share.

During April 2012, the Company issued 1,326,292 shares of common stock related to the conversion of debt at a price of $0.03 per share.

During May 2012, the Company issued 7,777 shares of common stock for cash  at a price of $0.09 per share.

During May 2012, the Company issued  20,000 shares of common stock for cash at a price of $0.10 per share.

We issued and sold the aforementioned  common stock without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D, and as applicable, Regulation S promulgated thereunder. In qualifying for such exemptions, we did not use general solicitation or advertising to market the securities. In addition, we relied upon representations from the investors that (i) they are “accredited investors” as that term is defined in Regulation D, or (ii) if not an accredited investor, they either alone or with their purchaser representative have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment, and (iii) they have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. In addition, with regard to Regulation S, we did not conduct any selling efforts directed at the United States in connection with the offering and we relied upon representations from the investors that they were not United States persons as defined by Regulation S.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2012.

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 20, 2012	By:	/S/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: August 20, 2012	By:	/S/ Rebecca A. McDonald

Principal Accounting Officer