Form 10-K
period 2012-12-31
TURBINE TRUCK ENGINES INC
filed 2013-04-15
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012 was $8,044,593.

There were 84,443,316 shares of the Registrant’s $0.001 par value common stock outstanding as of April 15, 2013.

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

Turbine Truck Engines, Inc. was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. The Company is currently pursuing several different lines of business, including (a) the continued development of the Detonation Cycle Gas Turbine Engine” (“DCGT”); (b) the commercialization of a new hydrogen generation process for use in multiple industries; and (c) the development of a gas to liquid process based upon patents held by Robert Scraggs.

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

The Company has a number of agreements regarding the development and manufacture of the DCGT Engine over the last few years that have terminated of their own accord, but which the Company classifies as “on hold”, pending the successful completion the testing of the 6th generation prototype that is a condition precedent to the development of the engine which would serve as a platform for these companies to work off of. Upon the successful completion of the testing of the 6th generation prototype, the Company intends revisit these strategic alliances and potential joint ventures

The Company, through AbM Engineering, completed the 6th generation prototype in June 2011 and is continuing the testing thereof, subject to the receipt of adequate funding.

OTHER AGREEMENTS

The Company entered into various strategic alliances with foreign companies during 2009 and 2010. Any changes during the  year ended December 31, 2012, have been disclosed in the Company’s 8-K filing dated April 3, 2013, with the SEC. These changes do not warrant further disclosure to these financial statements. The agreements with GUOHAO, TIANJIN and BEIJING ROYAL are based on the Company building, testing and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the Company has demonstrated that it can produce an engine with the power output and efficiencies required, the parties that they would be willing to discuss reinstituting the original agreements for the respective companies to fulfill their agreements and fund the Company to bring the engine to full commercialization for that product will begin.

PRODUCT STATUS

THE DCGT ENGINE

To date, our DCGT Engine is not yet marketable, but we have completed initial testing of the 6th generation prototype. The Company continues to demonstrate the engine to investors and potential joint venture partners. Over the course of the last few years, the Company has entered into numerous strategic alliances and potential joint ventures for the development of the engine; however, those agreements have been placed on hold pending the successful completion of the testing on the 6th generation prototype. The prototype was completed in June 2011, and preliminary testing has been completed. Additional testing and modification of the 6th generation prototype was completed in the last quarter of 2012 by AbM Engineering, who continues to perform modifications and comprehensive testing, which will continue, on a schedule which is dependent upon adequate funding being received by the Company. Costs incurred for the prototype was included research and development costs for the year ended December 31, 2012.

Once the company has demonstrated that it can produce an engine with the power output and efficiencies required of the marketplace, the Company will revisit the prior agreements, as they have indicated that they remain interested. The Company continues to pursue funding to bring the engine to full commercialization.

OUR PRODUCTS AND BUSINESS LINES

Detonation Cycle Gas Turbine Engine

Our product is slated to be a new energy-efficient, Detonation Cycle Gas Turbine Engine (“DCGT”) for heavy-duty highway trucks as well as other potential applications. To date, we have no marketable product and will rely on the research firm of AbM Engineering and potential Strategic Alliance partners to continue the development and testing of our 6th generation prototype that will conform to our licensed application. Since our inception, we have continued to raise capital to bring this patented technology closer to where it can be utilized in a common market.

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

Alpha’s completed the design and prototype of a 540 hp engine for use in highway trucks. Through the course of the development of the engine, the company has expanded its focus to the utilization of the technology to power generation applications which are easier to commercialize, due to the inherent issues arising in the integration into existing systems.  The Company is currently testing the 6th generation prototype, however, this takes a considerable amount of money.

Under our Agreement with Alpha, they will continue to consult and advise with AbM Engineering on future development of this 540 horsepower DCGT highway truck engine prototype at AbM’s facilities in Daytona Beach, Florida.   The continued pursuit of the technology for use in highway trucks will not continue to be pursued until we have made significantly more progress on the 6th generation prototype.

It was our initial intention solely to target 18 wheel class 8 vehicles commonly used for transporting goods throughout the United States for distribution of our engine, however, the Company has determined to focus on the power generation applications of the engine at this time.

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

This patent in its simplicity makes it very unique. A detonation cycle gas turbine engine includes a turbine rotor contained in a housing. The exhaust ports of respective valve-less combustion chambers are located on opposite sides of the rotor directing combustion gases toward the turbine. The chambers are connected by a valve-less manifold fed with fuel and oxidizer. When combustible gases are detonated by an igniter in one of the combustion chambers, the back pressure from the detonation shuts off the fuel and oxidizer flow to that chamber and redirects the fuel and oxidizer to the opposite chamber, where detonation occurs. The process repeats cyclically. Power is taken off the rotor shaft mechanically or electrically.

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

Alpha has developed six working prototypes over the course of the last 20 years, culminating in the development of the  6th generation prototype engine , which consists of two 7-inch, 8-pound turbine wheels mounted on a single shaft, driven by 4 horizontally opposed combustion chambers producing an estimated 70 horsepower at 20,000 rpm.

The DCGT includes an Electromagnetic Isothermal Combustion (“EIC”) process that powers the engine. The EIC process produces complete combustion of fuel-oxidizer mixtures in cyclic detonations that negate unwanted nitrogen oxide and carbon monoxide emissions. The high pressure gases produced by the detonations drive a unique turbine producing shaft horsepower.

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT has the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines that when completed, the EIC process is projected to have the following characteristics:

●	Air cooled - less than 2 pounds per horsepower
●	Fewer moving parts - less maintenance
●	Flex-fuel and mixed fuels capability
●	Operates on all hydrocarbon fuels, hydrogen and synthetic fuels
●	Cold start capability with any fuels
●	Burns 30% less fuel “Greenhouse exhaust gases”
●	Less nitrogen oxides and carbon monoxide exhaust emissions
●	Less hydrocarbon exhaust emissions
●	No lube oil, filters or pumps

We will not require governmental approval until such time as the engine is placed in use. Our engine will meet the new more stringent emission requirements set forth by the Environmental Protection Agency (“EPA”).

Research and development of our engine was completed in 1997 with patents obtained in 1999. Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two years, the Company has spent $0 (2012) and $146,779 (2011) on research and development.

TTE and Alpha entered into that certain License Agreement dated December 31, 2001, pursuant to which TTE had accrued debt to Alpha in the amount of $1,508,250 as of the date of the Agreement. The Company entered into a Debt Settlement Agreement dated April 27, 2012 with Alpha.

Pursuant to the terms of the Agreement, Alpha accepted 250,000 shares of the company common stock in full settlement of the Debt and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment was due January 1, 2013.

As of December 31, 2012, the Company had accrued $25,000 of royalty fees related to this agreement.

Other than being the licensor and a principal shareholder, we have no affiliation with Alpha.

HYDROGEN GENERATORS

The HUE hydrogen generator provides a unique marketable hydrogen generator, unlike anything currently in the commercial market. Hydrogen (H2) is an ideal fuel for combustion — it burns easily and efficiently at very high temperatures and emits pure water vapor (H2O) as its only by-product. But the gas is a difficult fuel to work with. Existing methods for transporting and storing hydrogen (namely high-pressure compression and liquefaction) are complex, inefficient, and expensive. It’s also the smallest molecule in existence and tends naturally to leak; only exacerbating these problems.

In contrast, Methanol (CH4O, also known as methyl alcohol or wood alcohol) is abundant, widely accessible, easy to handle, and inexpensive. Utilizing a gas reformation process employing a proprietary chemical catalyst and a unique low temperature pyrolytic reaction, HUE’s extraordinary generator converts common methanol into clean-burning hydrogen gas for immediate on-site use. The process removes all harmful emissions except for food grade carbon dioxide, which can be captured and sold to the food and beverage industry.

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

The Company entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE will provide hydrogen generators at cost to the Company for demonstration purposes. Once the Company purchases the first H2 generator and pays 90% of the purchase price, the Company will be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. The Company was to pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($328,000 USD as of December 31, 2011) for up to two machines. As previously disclosed, the Company is continuing negotiations with payment terms and accordingly no equipment has been received and no liability has been recorded as of December 31, 2012.

The Company is continuing its pursuit of joint ventures and distributorship relationships to facilitate the expansion of this business line.

GAS TO LIQUID

Is an Electromagnetic Methanol Reactor System which produces Methanol in fewer steps.  At lower costs, and by a more environmentally acceptable technique than the present state-of-the-art process, and is not captive to major industrial areas of pipeline gas supply.

By the Scragg Process, the methane gas contained in natural gas is conveyed into an electromagnetic combustion and condensing chamber and combined with oxygen which has been passed through an electromagnetic field and preatomized. The atomized oxygen combines stoichiometric ally with the methane gas in an exothermic reaction to produce Methanol gas. The Methanol gas is then condensed in the reactor to form liquid Methanol.
The Scragg Process works on the basis that hydrocarbons are highly combustible substances which burn when vigorously oxidized to form carbon dioxide and water: however. If the oxidation is performed gently a number of Intermediate compounds may be formed. The mild oxidation of hydrocarbons is achieved by either inserting an oxygen atom into the molecule or by removing two hydrogen atoms from the molecule.

The Company (“TTE”) entered into a Binding Letter of Intent (the “Agreement”) dated January 23, 2013 with BluGen, Inc., a California corporation (“BluGen”) for the purpose of setting the basis for the joint development of a natural gas to Methanol technology (“GTM Technology”). Under the terms of the Agreement, BluGen will work with TTE, and the inventor, Robert Scragg to recreate and expand upon the original designs created by Mr. Scragg and to re-develop a lab version and control system, among other things. These items are to be completed under a timetable that has been agreed upon by the parties.

The parties have agreed to establish, at later date, a Joint Venture, wherein TTE will have 51% interest and BluGen will have a 49% interest, and into which the commercial application of the technology will be developed.

PATENTS AND LICENSE

To date there are no patents or patents pending for the Hydrogen Generator. However, in the future HUE and the Company propose to share in patent applications and approvals on any part of the Hydrogen Generator that is able to be patented.

The Scraggs process for converting Methane to Methanol was patented on Feb. 15, 1983 under US Patent # 4,374,288.  The patent has expired, however the process will be protected under Trade Secrets law.

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

The Company has identified a handful of competitors, including Air-Gas, that manufacture hydrogen generators. There are however, three main types of hydrogen generators, those that (a) convert methane to hydrogen through a catalyst; (b) convert water through electrolysis; and (c) convert methanol through catalysis. There are commercialized units for each method, however, to our knowledge; there are no commercialized units, like the HUE generator that produce hydrogen on demand, without the safety issues involved with storage and transportation. In that regard, the Company considers itself uniquely positioned to provide the market with a hydrogen generator that is uniquely different than its competitors.

Methanex Corp. is the world’s largest producer of Methanol and will be our main competitor. The Scraggs process will enable production of methanol on a much smaller scale, there are many companies working on this process however to date none have proved viable.

The current state-of-the-art method of producing Methanol involves a low pressure process of preparing synthesis gas by steam reforming or partial oxidation of a gaseous hydrocar.bon feedstock or by direct combination of carbon dioxide with purified hydrogen rich gases. Typically, naptha or a natural gas feedstock is disulfurized. preheated. mixed with a superheated steam, and then reacted over a conventional catalyst in a multi-tubular reformer. After cooling, the synthesis gas is compressed to the required pressure and passed into a hot-wall converter over a low pressure Methanol synthesis catalyst at a temperature ranging from 250 to 270 degrees centigrade. The crude Methanol that is formed is condensed and separated from the uncondensed gases which are recycled with makeup synthesis gas and fed back into the converter. Historically, plants using the aforementioned process are, by necessity located in heavy industrial centers which permit the production of large quantities of hydrogen, carbon monoxide and/or carbon dioxide gases and are captive to pipeline gas supply. Depending upon the location of the plant, high transportation expenses can offset any cost savings resulting from increased production volumes of Methanol.

EMPLOYEES

We presently have three full-time employees. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the funds available for operations. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases a 55 acre parcel located outside Paisley, Florida with two office buildings and one storage/demonstration facility from J.K. Schmale. The lease agreement is currently being extended on a month to month basis. Base rent is $25,000 per year and the lease agreement contains an option to purchase the property and all buildings located on the property.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.	MINE SAFETY DISLCOSURE

None
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Bid Prices
	High	Low
FISCAL 2012

First Quarter (January 1, 2012 through March 31, 2012)	$0.2099	$0.085
Second Quarter (April 1, 2012 through June 30, 2012)	$0.148	$0.048
Third Quarter (July 1, 2012 through September 30, 2012)	$0.075	$0.032
Fourth Quarter (October 1, 2012 through December 31, 2012)	$0.035	$0.0114

FISCAL 2011

First Quarter (January 1, 2011 through March 31, 2011)	$0.24	$0.12
Second Quarter (April 1, 2011 through June 30, 2011)	$0.28	$0.10
Third Quarter (July 1, 2011 through September 30, 2011)	$0.19	$0.10
Fourth Quarter (October 1, 2011 through December 31, 2011)	$0.10	$0.04

On March 29, 2013, the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.006 and there were approximately 461 shareholders of record.

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

Common Stock

During the year ended December 31, 2012, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 2012, the Company issued 845,070 shares of common stock to a qualified investor for conversion of debt valued at $0.01 per share for a total of $12,000.

During December 2012, the Company issued 1,132,075 shares of common stock to a qualified investor for conversion of debt valued at $0.01 per share for a total of $12,000.

During December 2012, the Company issued 100,000 shares of common stock to a qualified investor for services valued at $0.01 per share for a total of $1,200.

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

For the year ended December 31, 2012 compared to the year ended December 31, 2011:
Research and Development Costs – During the years ended December 31, 2012 and 2011, research and development costs totaled $0 and $146,779, respectively. The decrease of $146,779 was mainly attributable to pausing research and development while waiting for funding.

Operating Costs – During the years ended December 31, 2012 and 2011, operating costs totaled $818,532 and $2,224,215, respectively. The decrease of $1,405,683 was mainly attributable to a $308,000 decrease in payroll expenses, a $437,000 decrease in professional fees. $225,000 decrease in royalty fees, $437,000 decrease in stock based compensation expense, which were partially offset by an increase of $194,000 in consulting expense.

Interest (Income) Expense - Net - During the years ended December 31, 2012 and 2011 net interest expense totaled $165,826 and $15,540, respectively. The increase of $150,286 was primarily due to the amortization of the debt discounts related to the Company issuing additional convertible debentures of $187,500 in 2012.

The net loss for the years ended December 31, 2012 and 2011 was ($1,160,250) and ($2,238,011), respectively. The decrease of $1,077,761 was mainly attributable to the decrease in operating costs which was partially offset by the increase in interest expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the years ended December 31, 2012 and 2011 and since November 27, 2000 (date of inception) through December 31, 2012, the Company has had net losses of $1,160,250, $2,238,011 and $17,531,408, respectively. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2012 we raised cash of approximately $4,251,143 net of issuance costs, through private placements of common stock financings and $1,082,250 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $272,582.

Since our inception through December 31, 2012 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2012, we had an accumulated deficit of $17,531,408 and working capital deficit of $224,563.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

On April 24 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $43,562 of interest expense related to amortization during 2012. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively.  During the year ended December 31, 2012, the Company converted $24,000 of the debt into 707,244 shares of common stock.

In October 2012, $12,000 of convertible debt was converted into 845,070 shares of common stock.  In December 2012, $12,000 of convertible debt was converted into 1,132,075 shares of common stock.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of April 12, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2012 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	5,405,413	$1,544,033
*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with ASC Topic 708 – Compensation – Stock Compensation. Stock-based compensation cost recognized during the years ended December 31, 2012 and 2011 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
For the Years Ended December 31, 2012 and 2011,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2012

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Paisley, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2012 and the period from November 27, 2000 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and the period from November 27, 2000 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,160,250 during the year ended December 31, 2012 and has an accumulated deficit of $17,531,408 since inception and has a working capital deficit of $224,563 as of December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Warren Averett, LLC
Tampa, Florida
April 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Paisley, Florida

We have audited the accompanying balance sheet of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2011 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 30, 2012

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$6,293	$11,638
Prepaid expenses	10,705	7,118
Total Current Assets	16,998	18,756

Furniture and equipment, net of accumulated depreciation of $52,381 (2012) and $47,863 (2011)	17,538	7,056

TOTAL ASSETS	$34,536	$25,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,220 (2012) and $12,220 (2011)	$118,098	$116,290
Accrued interest	20,684	14,955
Accrued payroll	5,512	1,029
Convertible notes, net	96,767	8,315
Note payable	500	500
Total Current Liabilities	241,561	141,089

LONG-TERM LIABILITIES:
Derivative liability	123,272	40,756
Accrued expenses - long term	66,100	277,850
Accrued payroll - long term	372,628	585,827
Accrued royalty fees	25,000	1,301,500
Note payable to related party	3,331	6,901
Total Long-Term Liabilities	590,331	2,212,834

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2012) and 0 (2011) shares issued and outstanding	500	-
Common stock; $0.001 par value; 299,000,000 shares authorized; 69,169,111 (2012) and 56,503,946 (2011) shares issued and outstanding	69,168	56,503
Additional paid in capital	16,913,769	14,277,622
Common stock payable	20,000	3,650
Prepaid consulting services paid with common stock	(57,385)	(82,728)
Receivable for common stock	(212,000)	(212,000)
Deficit accumulated during development stage	(17,531,408)	(16,371,158)
Total Stockholders’ Deficit	(797,356)	(2,328,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,536	$25,812

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Statements of Operations

			Period
			November 27,
	For the Years Ended December 31,		2000 (Date of Inception)
			through December 31,
	2012	2011	2012

Research and development costs	$-	$146,779	$3,882,494
Operating costs	818,532	2,077,436	12,690,623
	818,532	2,224,215	16,573,117

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	(21,608)	(1,744)	(23,352)
Loss on investment	197,500	-	197,500
Interest expense	165,826	15,540	784,143
TOTAL OTHER EXPENSE (INCOME)	341,718	13,796	958,291

NET INCOME (LOSS)	$(1,160,250)	$(2,238,011)	$(17,531,408)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.02)	$(0.04)	$(0.72)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC	65,849,823	52,412,362	24,235,182

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2012 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2012

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	During
	Shares	Amount	Shares	Amount	Capital	Development Stage
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000			10,390,000	$10,390
Net loss for the period						$(4,029)

Balance, December 31, 2000			10,390,000	10,390		(4,029)
Issuance of common stock for cash, February 2001*			10,000	10	$4,990
Issuance of common stock for cash, March 2001*			10,000	10	4,990
Issuance of common stock for cash, August 2001*			10,000	10	4,990
Issuance of common stock for cash, September 2001*			55,000	55	27,445
Payment for common stock issued under subscription receivable
Net loss						(31,789)

Balance, December 31, 2001			10,475,000	10,475	42,415	(35,818)
Issuance of common stock for cash, January 2002*			5,000	5	2,495
Issuance of common stock for cash, February 2002*			10,000	10	4,990
Issuance of common stock for cash, April 2002*			25,000	25	12,475
Issuance of common stock for cash, May 2002*			65,000	65	32,435
Issuance of common stock for cash, June 2002*			70,000	70	34,930
Issuance of common stock for cash, August 2002*			10,000	10	4,990
Issuance of common stock for cash, October 2002*			10,000	10	4,990
Issuance of common stock to acquire licensing agreement, July 2002*			5,000,000	5,000	2,495,000
Shares returned to treasury by founding stockholder, July 2002			(5,000,000)	(5.000)	5,000
Net loss						(2,796,768)

Balance, December 31, 2002			10,670,000	10,670	2,639,720	(2,832,586)
Issuance of common stock for cash, February 2003*			207,000	207	103,293
Issuance of common stock for cash, September 2003*			30,000	30	14,970
Issuance of common stock for services, September 2003*			290,000	290	144,710
Payment for common stock issued under subscription agreement
Offering costs for private placement offering					(33,774)
Net loss						(190,567)

Balance, December 31, 2003			11,197,000	11,197	2,868,919	(3,023,153)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)			20,000	20	39,980
Conversion of notes payable, August 2004 ($2.00 per share)			31,125	31	62,219
Issuance of common stock for cash, September 2004 ($2.00 per share)			25,025	25	50,025
Issuance of common stock for cash, October 2004 ($2.00 per share)			1,000	1	1,999
Issuance of common stock for cash, November 2004 ($2.00 per share)			3,500	4	6,996
Issuance of common stock for cash, December 2004 ($2.00 per share)			3,000	3	5,997
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering					(6,317)
Contribution from shareholder					18,256
Net loss						(282,009)

Balance, December 31, 2004			11,280,650	11,281	3,057,422	(3,305,162)
*Common stock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

			Prepaid
			Consulting
	Deferred		Services Paid
	Non-Cash	Common	for with
	Offering	Stock	Common	Subscription
	Costs	Payable	Stock	Receivable	Total
Issuance of common stock for option to acquire license and stock subscription receivable, December 2000				$(390)	$10,000
Net loss for the period					(4,029)

Balance, December 31, 2000				(390)	5,971
Issuance of common stock for cash, February 2001*					5,000
Issuance of common stock for cash, March 2001*					5,000
Issuance of common stock for cash, August 2001*					5,000
Issuance of common stock for cash, September 2001*					27,500
Payment for common stock issued under subscription receivable				300	300
Net loss					(31,789)

Balance, December 31, 2001				(90)	16,982
Issuance of common stock for cash, January 2002*					2,500
Issuance of common stock for cash, February 2002*					5,000
Issuance of common stock for cash, April 2002*					12,500
Issuance of common stock for cash, May 2002*					32,500
Issuance of common stock for cash, June 2002*				(2,500)	32,500
Issuance of common stock for cash, August 2002*					5,000
Issuance of common stock for cash, October 2002*					5,000
Issuance of common stock to acquire licensing agreement, July 2002*					2,500,000
Shares returned to treasury by founding stockholder, July 2002
Net loss					(2,796,768)

Balance, December 31, 2002				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*					103,500
Issuance of common stock for cash, September 2003*					15,000
Issuance of common stock for services, September 2003*	$(74,850)				70,150
Payment for common stock issued under subscription agreement				2,500	2,500
Offering costs for private placement offering					(33,774)
Net loss					(190,567)

Balance, December 31, 2003	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507
Issuance of common stock for services, September 2004 ($2.00 per share)					40,000
Conversion of notes payable, August 2004 ($2.00 per share)					62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)					50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)					2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)					7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)					6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)
Amortization of stock for services related to Form SB-2 offering	6,317
Contribution from shareholder					18,256
Net loss					(282,009)

Balance, December 31, 2004	(68,533)			(90)	(305,082)

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2012 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2012

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Issuance of common stock for services, January 2005 ($2.00 per share)			80,000	80	159,920
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)			125,000	125	249,875
Issuance of common stock for cash, February 2005 ($2.00 per share)			3,200	3	6,397
Issuance of common stock for cash, March 2005 ($2.00 per share)			1,500	1	2,999
Amortization of offering costs related to Form SB-2 filing					(31,216)
Amortization of stock for services related to Form SB-2 offering					(19,413)
Issuance of common stock for services, April 2005 ($2.00 per share)			5,000	5	9,995
Capital contribution from stockholder, May 2005					170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)			15,550	16	31,084
Write off of stock for services related to Form SB-2 filing
Issuance of common stock for cash, June 2005 ($2.00 per share)			9,100	9	18,191
Issuance of common stock for services, June 2005 ($1.70 per share)			100,000	100	169,900
Capital contribution from stockholder, June 2005					450
Issuance of common stock for cash, August 2005 ($1.00 per share)			5,000	5	4,995
Issuance of common stock for services, July 2005 ($1.00 per share)			40,000	40	39,960
Amortization of prepaid services paid for with common stock
Write off prepaid services paid for with common stock due to terminated agreement
Issuance of common stock for cash, October ($1.00 per share)			25,000	25	24,975
Issuance of common stock for cash, November ($1.00 per share)			20,000	20	19,980
Issuance of common stock for cash, December ($1.00 per share)			5,000	5	4,995
Net loss						(1,068,738)

Balance, December 31, 2005			11,715,000	11,715	3,920,509	(4,373,900)
Issuance of common stock for cash, January ($1.00 per share)			65,000	65	64,935
Issuance of common stock for cash, February ($1.00 per share)			1,500	2	1,498
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, March ($1.00 per share)			1,675	2	1,673
Issuance of common stock for cash, April ($1.00 per share)			5,000	5	4,995
Issuance of common stock for services, May ($1.00 per share)			10,000	10	9,990
Issuance of common stock for services, May ($1.15 per share)			10,000	10	11,490
Issuance of common stock for cash, June ($.80 per share)			15,000	15	11,985
Issuance of common stock and warrants for cash, June ($.50 per share)			200,000	200	99,800
Issuance of common stock for services, June ($1.15 per share)			150,000	150	172,350
Issuance of common stock for services, July ($1.10 per share)			109,091	109	119,891
Issuance of common stock for services, July ($.50 per share)			30,000	30	14,970
Issuance of common stock for settlement of debt, August ($.85 per share)			125,253	125	106,341
Issuance of common stock for services, August ($.81 per share)			10,000	10	8,065
Issuance of common stock and warrants for cash, September ($.50 per share)			167,200	167	83,433
Issuance of common stock for services, September ($.50 per share)			210,000	210	104,790
Issuance of common stock for services, September ($.74 per share)			10,000	10	7,385
Issuance of common stock in settlement of a payable, September ($4.16 per share)			100,000	100	416,567
Issuance of options to employees, directors and consultants, September					78,355

The accompanying notes are an integral part of the financial statements.

			Prepaid
			Consulting
	Deferred		Services Paid
	Non-Cash	Common	for with
	Offering	Stock	Common	Subscription
	Costs	Payable	Stock	Receivable	Total
Issuance of common stock for services, January 2005 ($2.00 per share)					160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)					250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)					6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)					3,000
Amortization of offering costs related to Form SB-2 filing					(31,216)
Amortization of stock for services related to Form SB-2 offering	19,413
Issuance of common stock for services, April 2005 ($2.00 per share)					10,000
Capital contribution from stockholder, May 2005					170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)					31,100
Write off of stock for services related to Form SB-2 filing	49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)					18,200
Issuance of common stock for services, June 2005 ($1.70 per share)			(170,000)
Capital contribution from stockholder, June 2005					450
Issuance of common stock for cash, August 2005 ($1.00 per share)					5000
Issuance of common stock for services, July 2005 ($1.00 per share)			(40,000)
Amortization of prepaid services paid for with common stock			26,833		26,833
Write off prepaid services paid for with common stock due to terminated agreement			161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)					25,000
Issuance of common stock for cash, November ($1.00 per share)					20,000
Issuance of common stock for cash, December ($1.00 per share)					5000
Net loss					(1,068,738)

Balance, December 31, 2005			(21,667)	(90)	(463,433)
Issuance of common stock for cash, January ($1.00 per share)					65,000
Issuance of common stock for cash, February ($1.00 per share)					1,500
Amortization of prepaid services paid for with common stock			204,556		204,556
Issuance of common stock for cash, March ($1.00 per share)					1,675
Issuance of common stock for cash, April ($1.00 per share)					5,000
Issuance of common stock for services, May ($1.00 per share)					10,000
Issuance of common stock for services, May ($1.15 per share)					11,500
Issuance of common stock for cash, June ($.80 per share)					12,000
Issuance of common stock and warrants for cash, June ($.50 per share)					100,000
Issuance of common stock for services, June ($1.15 per share)			(172,500)
Issuance of common stock for services, July ($1.10 per share)			(120,000)
Issuance of common stock for services, July ($.50 per share)			(5,000)		10,000
Issuance of common stock for settlement of debt, August ($.85 per share)					106,466
Issuance of common stock for services, August ($.81 per share)					8,075
Issuance of common stock and warrants for cash, September ($.50 per share)					83,600
Issuance of common stock for services, September ($.50 per share)			(12,500)		92,500
Issuance of common stock for services, September ($.74 per share)					7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share)					416,667
Issuance of options to employees, directors and consultants, September					78,355

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2012 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2012

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Issuance of common stock for services, October ($0.50, per shares)			30,000	30	14,970
Issuance of options to employees, directors and consultants, October					155,185
Issuance of common stock for cash, October ($0.50 per share)			16,000	16	7,984
Issuance of common stock for services, October ($0.67, per shares)			15,000	15	9,985
Issuance of common stock for services, November ($0.50, per shares)			188,000	188	93,812
Issuance of common stock for cash, November ($0.50 per share)			100,000	100	49,900
Issuance of common stock for cash, November ($0.60 per share)			2,833	3	1,697
Net loss						(1,465,077)

Balance December 31, 2006			13,286,552	13,287	5,572,555	(5,838,977)
Issuance of options to consultants, January					155,188
Issuance of common stock for cash, January ($0.50 per share)			26,000	26	12,974
Issuance of common stock for exercise of options, January ($0.50 per share)			300,000	300	149,700
Issuance of common stock for services, January ($0.66, per shares)			50,000	50	32,950
Issuance of common stock for services, January ($0.51, per shares)			10,000	10	5,090
Issuance of common stock for exercise of options, February ($0.50 per share)			100,000	100	49,900
Issuance of common stock for exercise of options, February ($0.60 per share)			20,000	20	11,980
Issuance of common stock for cash, February ($0.23 per share)			239,130	239	54,761
Issuance of common stock for services, February ($0.87, per shares)			50,000	50	43,200
Issuance of common stock for services, February ($0.72, per shares)			20,000	20	14,280
Issuance of common stock for cash, February ($0.23 per share)			558,696	559	127,941
Issuance of common stock for services, March ($0.65, per shares)			25,000	25	16,225
Issuance of common stock for services, March ($0.70, per shares)			25,000	25	17,475
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)			2,000	2	998
Issuance of common stock for cash, May ($0.25, per share)			24,000	24	5,976
Issuance of common stock for cash, June ($0.25, per share)			26,000	26	6,474
Issuance of common stock for services, June ($0.43, per share)			75,000	75	32,175
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)			8,000	8	3,992
Issuance of common stock for services, June ($0.44, per share)			100,000	100	43,900
Amortization of prepaid services paid for with common stock
Issuance of common stock and warrants for cash, July ($0.25, per share)			72,000	72	17,928
Issuance of common stock for services, August ($0.55, per share)			160,000	160	87,840
Issuance of common stock for services, August ($0.50, per share)			3,000	3	1,497
Issuance of common stock for services, August ($0.38, per share)			28,600	28	10,839
Issuance of common stock and warrants for cash, August ($0.25, per share)			270,000	270	67,230
Issuance of common stock for services, September ($0.50, per share)			1,300,000	1,300	648,700
Issuance of common stock for cash, September ($0.25, per share)			164,000	164	40,836
Issuance of common stock for cash, September ($0.30, per share)			26,666	26	7,973
Issuance of common stock for cash, September ($0.37, per share)			54,243	53	19,646
Issuance of options & warrants to employees & consultants, September					108,470
Issuance of common stock for services, October ($0.25, per share)			6,000	6	1,494
Issuance of common stock for services, October ($0.56, per share)			2,700	3	1,497
Issuance of common stock for cash, October ($0.50, per share)			55,000	55	27,445
Issuance of common stock for cash, October ($0.53, per share)			1,905	2	998
Issuance of common stock for cash, November ($0.28, per share)			125,291	125	34,956
Issuance of common stock for cash, November ($0.32, per share)			1,563	1	499
Issuance of common stock for cash, November ($0.37, per share)			40,000	40	14,760
Issuance of common stock for cash, November ($0.68, per share)			25,000	25	16,850
Issuance of common stock for cash, December ($0.25, per share)			68,000	68	16,932
Net loss						(2,470,352)

Balance December 31, 2007			17,349,346	$17,347	$7,484,124	$(8,309,329)

The accompanying notes are an integral part of the financial statements.

				Prepaid
				Consulting
		Deferred		Services Paid
		Non-Cash	Common	for with
		Offering	Stock	Common	Subscription
		Costs	Payable	Stock	Receivable	Total
Issuance of common stock for services, October ($0.50, per shares)						15,000
Issuance of options to employees, directors and consultants, October						155,185
Issuance of common stock for cash, October ($0.50 per share)						8,000
Issuance of common stock for services, October ($0.67, per shares)						10,000
Issuance of common stock for services, November ($0.50, per shares)				(80,000)		14,000
Issuance of common stock for cash, November ($0.50 per share)						50,000
Issuance of common stock for cash, November ($0.60 per share)						1,700
Net loss						(1,465,077)

Balance December 31, 2006				(207,111)	(90)	(460,336)
Issuance of options to consultants, January						155,188
Issuance of common stock for cash, January ($0.50 per share)						13,000
Issuance of common stock for exercise of options, January ($0.50 per share)					(150,000)
Issuance of common stock for services, January ($0.66, per shares)				(33,000)
Issuance of common stock for services, January ($0.51, per shares)						5,100
Issuance of common stock for exercise of options, February ($0.50 per share)					(15,000)	35,000
Issuance of common stock for exercise of options, February ($0.60 per share)					(12,000)
Issuance of common stock for cash, February ($0.23 per share)						55,000
Issuance of common stock for services, February ($0.87, per share)						43,250
Issuance of common stock for services, February ($0.72, per share)						14,300
Issuance of common stock for cash, February ($0.23 per share)						128,500
Issuance of common stock for services, March ($0.65, per shares)						16,250
Issuance of common stock for services, March ($0.70, per shares)				(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)						1,000
Issuance of common stock for cash, May ($0.25, per share)						6,000
Issuance of common stock for cash, June ($0.25, per share)						6,500
Issuance of common stock for services, June ($0.43, per share)						32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)						4,000
Issuance of common stock for services, June ($0.44, per share)						44,000
Amortization of prepaid services paid for with common stock				890,111		890,111
Issuance of common stock and warrants for cash, July ($0.25, per share)						18,000
Issuance of common stock for services, August ($0.55, per share)						88,000
Issuance of common stock for services, August ($0.50, per share)						1,500
Issuance of common stock for services, August ($0.38, per share)						10,867
Issuance of common stock and warrants for cash, August ($0.25, per share)						67,500
Issuance of common stock for services, September ($0.50, per share)				(650,000)
Issuance of common stock for cash, September ($0.25, per share)						41,000
Issuance of common stock for cash, September ($0.30, per share)						7,999
Issuance of common stock for cash, September ($0.37, per share)						19,699
Issuance of options & warrants to employees & consultants, September						108,470
Issuance of common stock for services, October ($0.25, per share)						1,500
Issuance of common stock for services, October ($0.56, per share)						1,500
Issuance of common stock for cash, October ($0.50, per share)						27,500
Issuance of common stock for cash, October ($0.53, per share)						1,000
Issuance of common stock for cash, November ($0.28, per share)						35,081
Issuance of common stock for cash, November ($0.32, per share)						500
Issuance of common stock for cash, November ($0.37, per share)						14,800
Issuance of common stock for cash, November ($0.68, per share)						16,875
Issuance of common stock for cash, November ($0.25, per share)						17,000
Payment on receivable for common stock					10,000	10,000
Net loss						(2,470,352)

Balance December 31, 2007	$			$(17,500)	$(90)	$(992,448)

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2012 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2012

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Issuance of common stock and warrants for cash, January ($0.15, per shares)			200,000	200	29,800
Issuance of common stock for services, February ($0.38, per shares)			160,000	160	60,640
Issuance of common stock for services, February ($0.26, per shares)			12,000	12	3,108
Issuance of common stock for services, April ($0.12, per share)			210,000	210	24,990
Issuance of common stock for services, May ($0.20, per share)			350,000	350	69,650
Issuance of common stock for cash, May ($0.10, per share)			145,000	145	14,355
Issuance of common stock for cash, June ($0.10, per share)			334,000	334	33,066
Issuance of common stock for cash, June ($0.085, per share)			150,000	150	12,600
Issuance of common stock for cash, June ($0.08, per share)			25,000	25	1,975
Issuance of common stock for services, June ($0.16, per share)			300,000	300	47,700
Amortization of prepaid services paid for with common stock
Value of the beneficial conversion feature for the issuance of convertible debt					25,000
Issuance of common stock for cash, July ($0.10, per share)			379,500	380	37,571
Issuance of common stock for services, July ($0.15, per share)			30,000	30	4,470
Issuance of common stock for cash, August ($0.10, per share)			101,000	101	9,999
Issuance of common stock for cash, September ($0.10, per share)			369,000	369	36,531
Issuance of common stock for cash, September ($0.08, per share)			306,250	306	24,194
Issuance of common stock for cash, October ($0.08, per share)			3,750	4	296
Issuance of common stock for cash, October ($0.09, per share)			40,000	40	3,560
Issuance of common stock for cash, October ($0.10, per share)			27,000	27	2,673
Issuance of common stock for cash, November ($0.08, per share)			12,500	13	987
Issuance of common stock for cash, November ($0.10, per share)			32,400	32	3,208
Issuance of common stock for services, December ($0.071, per share)			12,500	13	875

Issuance of common stock for cash, December ($0.08, per share)	161,250	161	12,739
Issuance of common stock for cash, December ($0.10, per share)	27,300	27	2,603
Issuance of common stock for services, December ($0.09, per share)	10,000	10	890
Issuance of common stock for services, December ($0.13, per share)	500,000	500	64,500
Issuance of common stock for services, December ($0.17, per share)	12,500	13	2,112
Issuance of common stock for services, December ($0.1954, per share)	100,000	100	19,435
Issuance of common stock for conversion of notes, December ($0.08, per share)	26,297	26	1,974
Issuance of common stock for conversion of notes, December ($0.07, per share)	270,468	270	19,730
Issuance of common stock for conversion of notes, December ($0.10, per share)	202,703	203	14,797
Issuance of warrants for services, December			29,578
Net loss				(982,677)
Balance December 31, 2008	21,859,764	21,858	8,099,730	(9,292,006)
Amortization of prepaid services paid for with common stock
Issuance of common stock for conversion of notes, January ($0.06, per share)	255,965	256	14,744
Issuance of common stock for cash, January ($0.50, per share)	200	1	98
Issuance of common stock for cash, January ($0.07, per share)	294,999	295	20,355
Issuance of common stock for cash, January ($0.08, per share)	12,500	12	988
Issuance of common stock for cash, January ($0.10, per share)	255,000	255	25,245
Issuance of common stock for conversion of notes, February ($0.06, per share)	166,739	167	9,833
Issuance of common stock for conversion of notes, February ($0.09, per share)	221,984	222	19,778
Issuance of common stock for cash, February ($0.07, per share)	526,927	527	36,358
Issuance of common stock for cash, February ($0.10, per share)	110,500	110	10,940
Issuance of common stock for services, March ($0.11, per share)	300,000	300	32,700
Issuance of common stock for conversion of notes, March ($0.07, per share)	137,768	138	9,862
Issuance of common stock for conversion of notes, March ($0.08, per share)	316,241	316	24,684
Issuance of common stock for cash, March ($0.07, per share)	289,286	289	19,961
Issuance of common stock for cash, March ($0.10, per share)	10,000	10	990
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)	20,000	20	1,780
Issuance of common stock for services, April ($0.10, per share)	510,000	510	50,490
Issuance of common stock for cash, April ($0.07, per share)	274,999	275	18,975
Issuance of common stock for cash, April ($0.10, per share)	29,500	30	2,920
Issuance of common stock for conversion of notes, April ($0.07, per share)	511,979	512	34,488
Issuance of common stock for conversion of notes, April ($0.06, per share)	158,897	159	9,841
Issuance of common stock for conversion of notes, May ($0.06, per share)	399,617	399	24,601
Issuance of common stock for services, May ($0.09, per share)	60,000	60	5,090
Issuance of common stock for cash, May ($0.07, per share)	77,000	77	5,313
Issuance of common stock for conversion of notes, June ($0.06, per share)	381,098	381	24,619

Issuance of common stock for conversion of notes, June ($0.07, per share)	934,516	935	54,065
Issuance of common stock and warrants for cash, June ($0.07, per share)	582,142	582	40,168
Issuance of common stock for cash, June ($0.08, per share)	420,000	420	34,562
Issuance of common stock for cash, July ($0.07, per share)	976,250	976	67,361
Issuance of common stock for cash, July ($0.065, per share)	215,500	216	13,792
Issuance of common stock for cash, July ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, July ($0.26, per share)	3,846	4	996
Issuance of common stock for conversion of notes, July ($0.065, per share)	153,941	154	9,846
Issuance of common stock for cash, August ($0.07, per share)	130,000	130	8,970
Issuance of common stock for cash, August ($0.085, per share)	58,822	59	4,941
Issuance of common stock and warrants for cash, August ($0.10, per share)	1,480,000	1,480	146,520
Issuance of common stock for cash, August ($0.11, per share)	10,000	10	1,090
Issuance of common stock for cash, August ($0.12, per share)	100,000	100	11,900
Issuance of common stock for cash, August ($0.24, per share)	152,498	153	36,447
Issuance of common stock for cash, August ($0.26, per share)	140,384	140	36,360
Issuance of common stock for cash, August ($0.28, per share)	16,785	17	4,683
Issuance of common stock for cash, August ($0.30, per share)	164,000	164	49,036
Issuance of common stock for cash, August ($0.33, per share)	6,363	6	2,094
Issuance of common stock for services, August ($0.09, per share)	1,200,000	1,200	106,800
Issuance of common stock for services, August ($0.25, per share)	100,000	100	24,900
Issuance of common stock for services, August ($0.10, per share)	50,000	50	4,950
Issuance of common stock for services, August ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, September ($0.10, per share)	20,000	20	1,980
Issuance of common stock for cash, September ($0.20, per share)	40,000	40	7,960
Issuance of common stock for cash, September ($0.22, per share)	286,361	286	62,714
Issuance of common stock for cash, September ($0.23, per share)	126,086	126	28,874
Issuance of common stock for cash, September ($0.235, per share)	29,787	30	6,970
Issuance of common stock for cash, September ($0.25, per share)	46,000	46	11,454
Issuance of common stock for cash, September ($0.26, per share)	84,230	84	21,816
Issuance of common stock for cash, September ($0.30, per share)	21,333	21	6,379
Issuance of common stock for cash, September ($0.325, per share)	1,230	1	399
Issuance of common stock for cash, September ($0.33, per share)	67,000	67	22,043
Issuance of common stock for cash, September ($0.375, per share)	10,000	10	3,740

Issuance of common stock for services, September ($0.47, per share)	100,000	100	46,900
Issuance of common stock for services, September ($0.61, per share)	500,000	500	304,500
Issuance of common stock for services, September ($0.50, per share)	5,000	5	2,495
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)	350,000	350	34,650
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)	11,363	11	2,489
Issuance of common stock for cash, October ($0.18, per share)	246,107	246	44,054
Issuance of common stock for cash, October ($0.17, per share)	25,882	26	4,374
Issuance of common stock for cash, November ($0.18, per share)	98,775	99	17,681
Issuance of common stock for cash, November ($0.20, per share)	167,500	168	33,332
Issuance of common stock for cash, December ($0.19 per share)	2,500	3	472
Issuance of common stock for cash, December ($0.16, per share)	100,000	100	15,900
Issuance of common stock for cash, December ($0.17, per share)	5,882	6	994
Issuance of common stock for cash, December ($0.18, per share)	102,111	102	18,278
Issuance of common stock for cash, December ($0.20, per share)	10,000	10	1,990
Issuance of common stock for cash, December ($0.30, per share)	1,100,000	1,100	328,900
Issuance of common stock for services, October ($0.42, per share)	100,000	100	41,900
Issuance of common stock for services, December ($0.38, per share)	345,000	345	130,755
Issuance of common stock for conversion of notes, December ($0.1284, per share)	1,495,327	1,495	190,505
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable
Net loss				(2,271,917)
Balance December 31, 2009	39,693,484	$39,692	$10,914,424	$(11,563,923)
Payment on stock subscription receivables
Amortization of prepaid services paid for with common stock
Issuance of common stock for cash, February ($0.15, per share)	135,000	135	20,115
Issuance of common stock for cash, February ($0.16, per share)	318,420	318	50,629
Issuance of common stock for cash, February ($0.17, per share)	159,647	160	26,980
Issuance of common stock for cash, February ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, February ($0.23, per share)	553,261	553	126,697
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)	121,212	120	31,504
Issuance of common stock for cash, February ($0.30, per share)	101,000	101	30,199
Issuance of common stock for cash, February ($0.333, per share)	100,000	100	33,233
Issuance of common stock for cash, February ($0.42, per share)	33,000	33	13,827

Issuance of common stock for services, February ($0.475, per share)	14,000	14	6,636
Issuance of common stock for services, February ($0.575, per share)	20,000	20	11,480
Issuance of common stock for cash, March ($0.18, per share)	10,000	10	1,790
Issuance of common stock for cash, March ($0.21, per share)	4,761	5	995
Issuance of common stock for cash, March ($0.28, per share)	357,142	357	99,643
Issuance of common stock for cash, March ($0.294, per share)	6,803	7	1,993
Issuance of common stock for cash, March ($0.30, per share)	152,666	153	45,647
Issuance of common stock for cash, March ($0.35, per share)	6,000	6	2,094
Issuance of common stock for cash, March ($0.37, per share)	13,514	14	4,986
Issuance of common stock for cash, March ($0.38, per share)	50,000	50	18,950
Issuance of common stock for cash, March ($0.39, per share)	1,025	1	399
Issuance of common stock for cash, March ($0.40, per share)	3,000	3	1,197
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)	80,000	80	21,420
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)	3,774	4	1,996
Issuance of common stock for services, March ($0.485, per share)	150,000	150	72,600
Issuance of common stock for services, March ($0.49, per share)	600,000	600	293,400
Write off uncollectible stock subscription receivable, March			(155,000)
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)	40,000	40	13,560
Issuance of common stock for cash, April ($0.36, per share)	24,000	24	8,568
Issuance of common stock for cash, April ($0.39, per share)	1,795	2	698
Issuance of common stock for cash, April ($0.42, per share)	3,570	4	1,496
Issuance of common stock for cash, April ($0.43, per share)	2,500	2	1,073
Issuance of common stock for cash, April ($0.44, per share)	7,955	8	3,492
Issuance of common stock for cash, April ($0.45, per share)	10,000	10	4,490
Issuance of common stock for services, April ($0.49, per share)	55,000	55	26,895
Issuance of common stock for cash, May ($0.35, per share)	28,572	29	9,971
Issuance of common stock for cash, May ($0.40, per share)	14,000	14	5,586
Issuance of common stock for cash, May ($0.44, per share)	116,500	116	51,144
Issuance of common stock for cash, June ($0.28, per share)	25,000	25	6,975
Issuance of common stock for cash, June ($0.30, per share)	11,000	11	3,289
Issuance of common stock for cash, June ($0.31, per share)	1,000	1	309
Issuance of common stock for cash, June ($0.32, per share)	3,750	4	1,196

Issuance of common stock for services, June ($0.38, per share)	150,000	150	56,850
Issuance of common stock for services, June ($0.41, per share)	100,000	100	40,400
Payment received for stock subscription receivable, June
Issuance of common stock for cash, July ($0.21, per share)	76,190	76	15,924
Issuance of common stock for conversion of notes, July ($0.24, per share)	207,727	208	49,792
Issuance of common stock for cash, August ($0.19, per share)	65,788	66	12,434
Issuance of common stock for conversion of notes, August ($0.19, per share)	393,288	393	74,607
Issuance of common stock for cash, August ($0.20, per share)	22,500	23	4,477
Issuance of common stock for cash, September ($0.17, per share)	1,500,000	1,500	253,500
Issuance of common stock for conversion of notes, September ($0.18, per share)	269,472	269	49,731
Forfeiture of common stock issued for services, September	(600,000)	(600)	(293,400)
Common stock commitment at $0.25 - $0.27
Issuance of common stock for cash, October ($0.17, per share)	20,589	21	3,479
Issuance of common stock for cash, October ($0.18, per share)	20,000	20	3,580
Issuance of common stock for cash, October ($0.19, per share)	52,632	53	9,947
Issuance of common stock for cash, November ($0.14, per share)	2,000	2	278
Issuance of common stock for cash, November ($0.15, per share)	1,333	1	199
Issuance of common stock for cash, December ($0.104, per share)	10,000	10	1,030
Issuance of common stock for conversion of notes, October ($0.155, per share)	258,732	259	39,741
Issuance of common stock for conversion of notes, November ($0.156, per share)	244,059	244	37,756
Issuance of common stock for services, November ($0.23, per share)	5,000	5	1,145
Issuance of common stock for services, December ($0.15, per share)	2,500	2	373
Issuance of warrants for services, December			97,714
Net loss				(2,569,223)
Balance December 31, 2010	45,844,161	45,843	12,526,812	(14,133,147)
Issuance of common stock for settlement of accounts payable, January ($0.15, per share)	443,667	444	66,106
Issuance of common stock for services, January ($0.15, per share)	2,500	3	373
Issuance of common stock for accrued payroll, January ($0.10, per share)	150,000	150	14,850
Issuance of common stock for services, January ($0.24, per share)	300,000	300	71,700
Issuance of common stock for cash, February ($0.10, per share)	401,000	401	39,699
Issuance of common stock for services, February ($0.25, per share)	700,000	700	174,300
Issuance of common stock for services, February ($0.27, per share)	100,000	100	26,900
Issuance of common stock for cash, March ($0.10, per share)	997,000	997	98,703

Value of the beneficial conversion feature for the issuance of convertible debt			7,000
Issuance of common stock for conversion of note, March ($0.15, per share)	166,667	167	24,833
Issuance of common stock for cash, April ($0.10, per share)	260,000	260	25,740
Issuance of common stock for cash, April ($0.14, per share)	71,428	71	9,929
Issuance of common stock for conversion of note, April ($0.15, per share)	166,667	167	24,833
Issuance of common stock for cash, April ($0.17, per share)	82,353	82	13,918
Issuance of common stock for services, April ($0.27, per share)	65,000	65	17,972
Issuance of common stock for services, April ($0.15, per share)	3,000,000	3,000	447,000
Issuance of common stock for cash, April ($0.13, per share)	106,154	106	13,694
Issuance of common stock for cash, June ($0.10, per share)	6,000	6	594
Issuance of common stock for services, June ($0.13, per share)	250,000	250	32,250
Issuance of common stock for cash, June ($0.18, per share)	2,000	2	358
Issuance of common stock for cash, July ($0.10, per share)	200,000	200	19,800
Issuance of common stock for services, July ($0.14, per share)	250,000	250	34,750
Issuance of common stock subscription, July
Issuance of common stock for settlement of accounts payable, July ($0.14, per share)	169,734	170	23,593
Issuance of common stock for cash, August ($0.08, per share)	130,000	130	10,270
Issuance of common stock for cash, September ($0.10, per share)	9,615	10	990
Issuance of common stock for cash, September ($0.18, per share)	2,000	2	358
Issuance of warrants for services, September			104,778
Issuance of common stock for services, October ($0.05, per share)	50,000	50	2,450
Issuance of common stock for cash, October ($0.10, per share)	50,000	50	4,950
Issuance of common stock for settlement of accounts payable, October ($0.10, per share)	578,000	578	57,222
Issuance of common stock for services, October ($0.10, per share)	850,000	850	84,150
Issuance of common stock for services, October ($0.14, per share)	100,000	100	13,900
Issuance of common stock for services, October ($0.20, per share)	1,000,000	1,000	199,000
Issuance of warrants for services, October			83,847
Commitment for common stock for cash, November ($0.05 per share)
Amortization of stock for services
Net loss				(2,238,011)
Balance December 31, 2011	56,503,946	$56,503	$14,277,622	$(16,371,158)
Issuance of common stock for cash, January ($0.05, per share)	173,000	173	8,477
Issuance of common stock for cash, January ($0.06, per share)	66,666	67	3,933
Issuance of common stock for cash, January ($0.04, per share)	25,000	25	975
Issuance of common stock for cash, January ($0.03, per share)	4,000,000	4,000	116,000

Issuance of common stock for cash, January ($0.10, per share)			1,395,000	1,395	138,105
Issuance of common stock for cash, January ($0.112, per share)			589,285	589	65,411
Issuance of common stock for services, February ($0.13, per share)			850,000	850	109,650
Issuance of common stock for services, March ($0.13, per share)			500,000	500	64,500
Issuance of common stock for cash, February ($0.05, per share)			100,000	100	4,900
Issuance of common stock for services, February ($0.17, per share)			200,000	200	33,800
Issuance of preferred stock for accrued payroll, March ($0.67, per share)	500,000	500			334,785
Issuance of common stock for cash, April ($0.10, per share)			45,000	45	4,455
Issuance of common stock for accrued royalties, April ($0.12, per share)			250,000	250	1,508,000
Issuance of common stock for services, April ($0.13, per share)			500,000	500	64,500
Issuance of common stock for services, April ($0.14, per share)			100,000	100	13,400
Issuance of common stock for cash, April ($0.05, per share)			440,000	440	21,560
Issuance of common stock for cash, May ($0.09, per share)			7,777	8	692
Issuance of common stock for cash, May ($0.10, per share)			20,000	20	1,980
Issuance of common stock for conversion of debt, June ($0.03, per share)			807,273	807	21,393
Issuance of common stock for conversion of debt, June ($0.04, per share)			519,019	519	21,481
Issuance of common stock for conversion of debt, October ($0.01, per share)			845,070	845	11,155
Issuance of common stock for conversion of debt, December ($0.01, per share)			1,132,075	1,132	10,868
Issuance of common stock for services, December ($0.01, per share)			100,000	100	1,100
Value of the beneficial conversion feature for the issuance of convertible debt					75,027
Net loss						(1,160,250)
Balance December 31, 2012	500,000	500	69,169,111	$69,168	$16,913,769	$(17,531,408)

			Prepaid
	Deferred		Consulting
	Non-Cash	Common	Services Paid
	Offering	Stock	for with	Subscription
	Costs	Payable	Common Stock	Receivable	Total
Issuance of common stock and warrants for cash, January ($0.15, per share)					30,000
Issuance of common stock for services, February ($0.38, per shares)					60,800
Issuance of common stock for services, February ($0.26, per share)					3,120
Issuance of common stock for services, April ($0.12, per share)			(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)			(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)					14,500
Issuance of common stock for cash, June ($0.10, per share)					33,400
Issuance of common stock for cash, June ($0.085, per share)					12,750
Issuance of common stock for cash, June ($0.08, per share)					2,000
Issuance of common stock for services, June ($0.16, per share)			(48,000)
Amortization of prepaid services paid for with common stock			110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt					25,000
Issuance of common stock for cash, July ($0.10, per share)					37,951
Issuance of common stock for services, July ($0.15, per share)					4,500
Issuance of common stock for cash, August ($0.10, per share)					10,100
Issuance of common stock for cash, September ($0.10, per share)					36,900
Issuance of common stock for cash, September ($0.08, per share)					24,500
Issuance of common stock for cash, October ($0.08, per share)					300
Issuance of common stock for cash, October ($0.09, per share)					3,600
Issuance of common stock for cash, October ($0.10, per share)					2,700
Issuance of common stock for cash, November ($0.08, per share)					1,000
Issuance of common stock for cash, November ($0.10, per share)					3,240
Issuance of common stock for services, December ($0.071, per share)					888
Issuance of common stock for cash, December ($0.08, per share)					12,900
Issuance of common stock for cash, December ($0.10, per share)					2,630
Issuance of common stock for services, December ($0.09, per share)					900
Issuance of common stock for services, December ($0.13, per share)			(65,000)
Issuance of common stock for services, December ($0.17, per share)					2,125
Issuance of common stock for services, December ($0.1954, per share)					19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)					2,000

Issuance of common stock for conversion of notes, December ($0.07, per share)			20,000
Issuance of common stock for conversion of notes, December ($0.07, per share)			15,000
Issuance of warrants for services, December			29,578
Net loss			(982,677)
Balance December 31, 2008	(101,333)	(167,090)	(1,438,841)
Amortization of prepaid services paid for with common stock	571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)			15,000
Issuance of common stock for cash, January ($0.50, per share)			99
Issuance of common stock for cash, January ($0.07, per share)			20,650
Issuance of common stock for cash, January ($0.08, per share)			1,000
Issuance of common stock for cash, January ($0.10, per share)			25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)			10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)			20,000
Issuance of common stock for cash, February ($0.07, per share)			36,885
Issuance of common stock for cash, February ($0.10, per share)			11,050
Issuance of common stock for services, March ($0.11, per share)	(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)			10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)			25,000
Issuance of common stock for cash, March ($0.07, per share)			20,250
Issuance of common stock for cash, March ($0.10, per share)			1,000
Value of the beneficial conversion feature for the issuance of convertible debt			149,750
Issuance of warrants for services, January			36,644
Issuance of common stock for services, April ($0.09, per share)			1,800
Issuance of common stock for services, April ($0.10, per share)	(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)			19,250
Issuance of common stock for cash, April ($0.10, per share)			2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)			35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)			10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)			25,000
Issuance of common stock for services, May ($0.09, per share)			5,150
Issuance of common stock for cash, May ($0.07, per share)			5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)			25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)			55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)			40,750

Issuance of common stock for cash, June ($0.08, per share)		34,982
Issuance of common stock for cash, July ($0.07, per share)		68,337
Issuance of common stock for cash, July ($0.065, per share)		14,008
Issuance of common stock for cash, July ($0.10, per share)		2,000
Issuance of common stock for cash, July ($0.26, per share)		1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)		10,000
Issuance of common stock for cash, August ($0.07, per share)		9,100
Issuance of common stock for cash, August ($0.085, per share)		5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)		148,000
Issuance of common stock for cash, August ($0.11, per share)		1,100
Issuance of common stock for cash, August ($0.12, per share)		12,000
Issuance of common stock for cash, August ($0.24, per share)		36,600
Issuance of common stock for cash, August ($0.26, per share)		36,500
Issuance of common stock for cash, August ($0.28, per share)		4,700
Issuance of common stock for cash, August ($0.30, per share)		49,200
Issuance of common stock for cash, August ($0.33, per share)		2,100
Issuance of common stock for services, August ($0.09, per share)	(108,000)
Issuance of common stock for services, August ($0.25, per share)	(25,000)
Issuance of common stock for services, August ($0.10, per share)	(5,000)
Issuance of common stock for services, August ($0.16, per share)	(16,000)
Issuance of common stock for cash, September ($0.10, per share)		2,000
Issuance of common stock for cash, September ($0.20, per share)		8,000
Issuance of common stock for cash, September ($0.22, per share)		63,000
Issuance of common stock for cash, September ($0.23, per share)		29,000
Issuance of common stock for cash, September ($0.235, per share)		7,000
Issuance of common stock for cash, September ($0.25, per share)		11,500
Issuance of common stock for cash, September ($0.26, per share)		21,900
Issuance of common stock for cash, September ($0.30, per share)		6,400
Issuance of common stock for cash, September ($0.325, per share)		400
Issuance of common stock for cash, September ($0.33, per share)		22,110
Issuance of common stock for cash, September ($0.375, per share)		3,750
Issuance of common stock for services, September ($0.47, per share)		47,000
Issuance of common stock for services, September ($0.61, per share)	(305,000)

Issuance of common stock for services, September ($0.50, per share)	(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)			35,000
Issuance of common stock options, July			40,706
Issuance of common stock for cash, October ($0.22, per share)			2,500
Issuance of common stock for cash, October ($0.18, per share)			44,300
Issuance of common stock for cash, October ($0.17, per share)			4,400
Issuance of common stock for cash, November ($0.18, per share)			17,780
Issuance of common stock for cash, November ($0.20 per share)			33,500
Issuance of common stock for cash, December ($0.19, per share)			475
Issuance of common stock for cash, December ($0.16, per share)		(16,000)
Issuance of common stock for cash, December ($0.17, per share)		(1,000)
Issuance of common stock for cash, December ($0.18, per share)		(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)			2,000
Issuance of common stock for cash, December ($0.30, per share)			330,000
Issuance of common stock for services, October ($0.42, per share)			42,000
Issuance of common stock for services, December ($0.38, per share)	(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)			192,000
Value of the beneficial conversion feature for the issuance of convertible debt			100,921
Issuance of warrants			10,161
Payment on stock subscription receivable		90	90
Net loss			(2,271,917)
Balance, December 31, 2009	(79,908)	(196,000)	(885,715)
Payment on stock subscription receivables		29,000	29,000
Amortization of prepaid services paid for with common stock	98,058		98,058
Issuance of common stock for cash, February ($0.15, per share)			20,250
Issuance of common stock for cash, February ($0.16, per share)			50,947
Issuance of common stock for cash, February ($0.17, per share)			27,140
Issuance of common stock for cash, February ($0.18, per share)			1,800
Issuance of common stock for cash, February ($0.23, per share)			127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)			31,624
Issuance of common stock for cash, February ($0.30, per share)			30,300
Issuance of common stock for cash, February ($0.333, per share)			33,333
Issuance of common stock for cash, February ($0.42, per share)			13,860
Issuance of common stock for services, February ($0.475, per share)	(6,650)
Issuance of common stock for services, February ($0.575, per share)	(11,500)

Issuance of common stock for cash, March ($0.18, per share)			1,800
Issuance of common stock for cash, March ($0.21, per share)			1,000
Issuance of common stock for cash, March ($0.28, per share)		(100,000)
Issuance of common stock for cash, March ($0.294, per share)			2,000
Issuance of common stock for cash, March ($0.30, per share)			45,800
Issuance of common stock for cash, March ($0.35, per share)			2,100
Issuance of common stock for cash, March ($0.37, per share)			5,000
Issuance of common stock for cash, March ($0.38, per share)			19,000
Issuance of common stock for cash, March ($0.39, per share)			400
Issuance of common stock for cash, March ($0.40, per share)			1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)			21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)			2,000
Issuance of common stock for services, March ($0.485, per share)			72,750
Issuance of common stock for services, March ($0.49, per share)	(294,000)
Write off uncollectible stock subscription receivable, March		155,000
Value of the beneficial conversion feature for the issuance of convertible debt			248,889
Issuance of common stock for cash, April ($0.34, per share)			13,600
Issuance of common stock for cash, April ($0.36, per share)			8,592
Issuance of common stock for cash, April ($0.39, per share)			700
Issuance of common stock for cash, April ($0.42, per share)			1,500
Issuance of common stock for cash, April ($0.43, per share)			1,075
Issuance of common stock for cash, April ($0.44, per share)			3,500
Issuance of common stock for cash, April ($0.45, per share)			4,500
Issuance of common stock for services, April ($0.49, per share)			26,950
Issuance of common stock for cash, May ($0.35, per share)			10,000
Issuance of common stock for cash, May ($0.40, per share)			5,600
Issuance of common stock for cash, May ($0.44, per share)			51,260
Issuance of common stock for cash, June ($0.28, per share)			7,000
Issuance of common stock for cash, June ($0.30, per share)			3,300
Issuance of common stock for cash, June ($0.31, per share)			310
Issuance of common stock for cash, June ($0.32, per share)			1,200
Issuance of common stock for services, June ($0.38, per share)			57,000
Issuance of common stock for services, June ($0.41, per share)			40,500

Payment received for stock subscription receivable, June				100,000	100,000
Issuance of common stock for cash, July ($0.21, per share)					16,000
Issuance of common stock for conversion of notes, July ($0.24, per share)					50,000
Issuance of common stock for cash, August ($0.19, per share)					12,500
Issuance of common stock for conversion of notes, August ($0.19, per share)					75,000
Issuance of common stock for cash, August ($0.20, per share)					4,500
Issuance of common stock for cash, September ($0.17, per share)					255,000
Issuance of common stock for conversion of notes, September ($0.18, per share)					50,000
Forfeiture of common stock issued for services, September			294,000
Common stock commitment at $0.25 - $0.27		274,000	(193,596)		80,404
Issuance of common stock for cash, October ($0.17, per share)					3,500
Issuance of common stock for cash, October ($0.18, per share)					3,600
Issuance of common stock for cash, October ($0.19, per share)					10,000
Issuance of common stock for cash, November ($0.14, per share)					280
Issuance of common stock for cash, November ($0.15, per share)					200
Issuance of common stock for cash, December ($0.104, per share)					1,040
Issuance of common stock for conversion of notes, October ($0.155, per share)					40,000
Issuance of common stock for conversion of notes, November ($0.156, per share)					38,000
Issuance of common stock for services, November ($0.23, per share)					1,150
Issuance of common stock for services, December ($0.15, per share)					375
Issuance of warrants for services, December					97,714
Net loss					(2,569,223)
Balance December 31, 2010	$0	$274,000	$(193,596)	$(12,000)	$(1,492,089)
Issuance of common stock for settlement of accounts payable, January ($0.15, per share)					66,550
Issuance of common stock for services, January ($0.15, per share)					376
Issuance of common stock for accrued payroll, January ($0.10, per share)					15,000
Issuance of common stock for services, January ($0.24, per share)		(72,000)
Issuance of common stock for cash, February ($0.10, per share)					40,100
Issuance of common stock for services, February ($0.25, per share)		(175,000)
Issuance of common stock for services, February ($0.27, per share)		(27,000)
Issuance of common stock for cash, March ($0.10, per share)					99,700
Value of beneficial conversion feature for the issuance of convertible debt					7,000
Issuance of common stock for conversion of note, March ($0.15, per share)					25,000

Issuance of common stock for cash, April ($0.10, per share)					26,000
Issuance of common stock for cash, April ($0.14, per share)					10,000
Issuance of common stock for conversion of note, April ($0.15, per share)					25,000
Issuance of common stock for cash, April ($0.17, per share)					14,000
Issuance of common stock for services, April ($0.27, per share)					18,037
Issuance of common stock for services, April ($0.15, per share)					450,000
Issuance of common stock for cash, April ($0.13, per share)					13,800
Issuance of common stock for cash, June ($0.10, per share)					600
Issuance of common stock for services, June ($0.13, per share)					32,500
Issuance of common stock for cash, June ($0.18, per share)					360
Issuance of common stock for cash, July ($0.10, per share)					20,000
Issuance of common stock for services, July ($0.14, per share)					35,000
Issuance of common stock subscription, July				(200,000)	(200,000)
Issuance of common stock for settlement of accounts payable, July ($0.14, per share)					23,763
Issuance of common stock for cash, August ($0.08, per share)					10,400
Issuance of common stock for cash, September ($0.10, per share)					1,000
Issuance of common stock for cash, September ($0.18, per share)					360
Issuance of warrants for services, September					104,778
Issuance of common stock for services, October ($0.05, per share)					2,500
Issuance of common stock for cash, October ($0.10, per share)					5,000
Issuance of common stock for settlement of accounts payable, October ($0.10, per share)					57,800
Issuance of common stock for services, October ($0.10, per share)					85,000
Issuance of common stock for services, October ($0.14, per share)					14,000
Issuance of common stock for services, October ($0.20, per share)					200,000
Issuance of warrants for services, October					83,847
Commitment for common stock, November ($0.05 per share)		3,650			3,650
Amortization of stock for services			110,868		110,868
Net loss					(2,238,011)
Balance December 31, 2011	$0	$3,650	$(82,728)	$(212,000)	$(2,328,111)
Issuance of common stock for cash, January ($0.05, per share)					8,650
Issuance of common stock for cash, January ($0.06, per share)					4,000
Issuance of common stock for cash, January ($0.04, per share)					1,000
Issuance of common stock for cash, January ($0.03, per share)					120,000
Issuance of common stock for cash, January ($0.10, per share)					139,500
Issuance of common stock for cash, January ($0.112, per share)					66,000

Issuance of common stock for services, February ($0.13, per share)					110,500
Issuance of common stock for services, March ($0.13, per share)					65,000
Issuance of common stock for cash, February ($0.05, per share)					5,000
Issuance of common stock for services, February ($0.17, per share)					34,000
Issuance of preferred stock for accrued payroll, March ($0.67, per share)					335,285
Issuance of common stock for cash, April ($0.10, per share)					4,500
Issuance of common stock for accrued royalties, April ($0.12, per share)					1,508,250
Issuance of common stock for services, April ($0.13, per share)					65,000
Issuance of common stock for services, April ($0.14, per share)					13,500
Issuance of common stock for cash, April ($0.05, per share)					22,000
Issuance of common stock for cash, May ($0.09, per share)					700
Issuance of common stock for cash, May ($0.10, per share)					2,000
Issuance of common stock for conversion of debt, June ($0.03, per share)					22,200
Issuance of common stock for conversion of debt, June ($0.04, per share)					22,000
Issuance of common stock for conversion of debt, October ($0.01, per share)					12,000
Issuance of common stock for conversion of debt, December ($0.01, per share)					12,000
Issuance of common stock for services, December ($0.01, per share)					1,200
Value of the beneficial conversion feature for the issuance of convertible debt					75,027
Amortization of prepaid services		16,350	25,343		41,693
Net loss					(1,160,250)
Balance December 31, 2012	$-	$20,000	$(57,385)	$(212,000)	$(797,356)

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Period
			November 27,
	For the Years Ended December 31,		2000 (Date of
			Inception) through
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,160,250)	$(2,238,011)	$(17,531,408)
Adjustments to reconcile net loss to net cash used in operating activites:
Common stock and long-term debt issued for acquisition of license agreement	-	-	2,735,649
Common stock issued for services and amortization of common stock issued for services	330,893	1,038,270	5,371,683
Loss on deposit	197,500		197,500
Contribution from shareholder	-	-	188,706
Unrealized gain on derivative liability	(21,608)	-	(21,608)
Amortization of beneficial conversion feature	-	15,315	539,876
Amortization of deferred loan costs	-	-	24,750
Write off of deferred offering costs		-	119,383
Write off of deferred non cash offering costs		-	49,120
Gain on disposal of fixed assets		-	(1,965)
Depreciation	4,518	3,838	55,464
Amortization of agency fee		-	100,000
Amortization of discount on notes payable	146,603	42,632	180,461
Decrease (increase) in prepaid expenses	(3,587)	4,059	(10,705)
Increase (decrease) in:
Accounts payable	1,808	72,722	326,936
Accrued expenses	(5,000)	32,256	300,506
Accrued payroll	126,569	326,845	728,425
Accrued royalty fees	25,000	250,000	1,743,167
Accrued interest	7,429	237	22,384
Net cash used by operating activities	(350,125)	(451,837)	(4,881,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	(197,500)		(197,500)
Repayment of notes receivable from stockholders		-	22,095
Advances to related party		-	805
Proceeds from sale of fixed assets		-	2,500
Purchase of fixed assets	(15,000)	(3,609)	(68,538)
Net cash used by investing activities	(212,500)	(3,609)	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	(5,000)	-	(162,084)
Advances from stockholders	1,430	5,000	272,582
Increase in deferred offering cossts		-	(194,534)
Proceeds from issuance of common stock	373,350	241,320	4,251,143
Proceeds from exercise of options		-	45,000
Debt issuance costs		-	(19,750)
Repayment of convertible notes payable		-	(23,000)
Proceeds from issuance of convertible notes payable	187,500	92,500	1,082,250
Net cash provided by financing activities	557,280	338,820	5,251,607

Net (decrease) increase in cash	(5,345)	(116,626)	6,293

Cash, beginning of period	11,638	128,264	-

Cash, end of period	$6,293	$11,638	$6,293

The accompanying notes are an integral part of the financial statements.

					Period
					November 27,
	For the Years Ended December 31,				2000 (Date of
					Inception) through
	2012		2011		December 31, 2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$12,832		$-	$34,309
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock		$-		$-	$29,090
Option to acquire license for issuance of common stock		$-		$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement		$-		$-	$33,774
Deferred offering costs netted against issuance of common stock		$-		$-	$41,735
Value of beneficial conversion feature of notes payable		$-		$-	$19,507
Deferred non-cash offering costs in connection with private placement		$-		$-	$74,850
Application of amount due from shareholder against related party debt		$-		$-	$8,099
Amortization of offering costs related to stock for services		$-		$-	$25,730
Settlement of notes payable in exchange for prepaid services		$-		$-	$356,466
Common stock issued in exchange for prepaid services		$110,500		$99,000	$2,454,664
Common stock issued in exchange for accrued royalties		$1,301,500		$-	$1,718,167
Common stock issued for accruals		$206,750	$		$206,750
Receivable issued for exercise of common stock options		$-		$200,000	$367,000
Common stock issued in exchange for fixed assets		$-		$-	$5,000
Acquisition of agency fee intangible through accrued expenses		$-		$-	$900,000
Beneficial conversion fetaure on convertible notes		$-		$7,000	$531,561
Conversion of convertible debt to equity (7,340,152 shares since inception)		$-		$50,000	$772,000
Conversion of convertible debt to equity (3,303,437 shares since inception)		$66,500	$		$66,500
Common stock issued for accounts payable		$-		$118,713	$208,838
Common stock issued for accrued payroll		$-		$15,000	$15,000
Preferred stock issued for accrued payroll		$335,285	$		$335,285
Common stock payable for prepaid services		$245,000	$		$245,000
Issuance of common stock to employees	$		$		$274,000
Common stock issued for accrued expenses	$			$29,400	$29,400
Derivative liability and debt discount		$187,500		$42,500	$187,500
Write off uncollectible stock subscription receivable		$-		$-	$155,000
Write off of intangible asset and agency fee payable		$-		$900,000	$900,000
Conversion of accrued interest to common stock		$1,700		$-	$1,700

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2012 and 2011,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2012

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

The Company also plans to commercialize a new hydrogen generation process for use in multiple industries.  The Company entered into a cooperation agreement with Hydrogen Union Energy Co., Ltd. for the purpose of a joint development of a hydrogen generator.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012 and since November 27, 2000 (date of inception) through December 31, 2012, the Company had a net loss of $1,160,250 and $17,531,408, respectively. As of December 31, 2012, the Company has not emerged from the development stage and has a working capital deficit of $224,563. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2012 and 2011, there were no amounts held in interest bearing accounts.

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues. The derivative liability is recorded at fair value (see Note 12).

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2012 and 2011 and the period November 27, 2000 (date of inception) to December 31, 2012 amounted to $0, $146,779 and $3,882,494, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2012 or 2011 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2012 and 2011 were anti-dilutive due to the net losses sustained by the Company during these periods. For the year’s ended December 31, 2012 and 2011 potentially dilutive common stock options and warrants of 5,405,413 and 5,405,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented. Additionally, convertible notes payable were convertible into approximately 25,714,286 shares of common stock based on the conversion price at December 31, 2012.  Potential common shares from convertible preferred stock are excluded from the computation of diluted earnings per share of 500,000 shares.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

There were no grants awarded in 2012.  The value of each grant for the year ended December 31, 2011 is estimated at the grant date using the Black-Scholes option model with the following:

	Years Ended December 31,
	2011
Dividend rate	0%
	0.87	% -
Risk free interest rate	2.21%
Expected term	5 years
	119.6	% -
Expected volatility	168.1%

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

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2012 and 2011, the Company recognized approximately $331,000 and $838,000, respectively, in consulting expenses (see Note 7).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability associated with an embedded conversion option that is included as a level 2 input (see Note 12).

Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

4.	Option to Acquire License

In July 2002, the Company exercised its option to obtain a license to commercially exploit certain turbine truck engine technology owned by Alpha. The original agreement required the Company to complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company and other licensing considerations as follows:

●	Licensing fee – $250,000 licensing note payable on August 23, 2005 or agreement is terminated;
●	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled; this amount has been reduced to $25,000 per year effective January 1, 2012;
●	Royalties – eight percent of net sales after manufacturing and sales commence; and
●	Contract fees for design and engineering services.

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

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012.  As of December 31, 2012 and 2011, the Company has accrued $25,000 and $1,301,500 of royalty fees related to this agreement, respectively.

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

The Company has recognized $3,882,494 of research and development expense since inception related to the license agreement, as the license is exclusively for the development, manufacturing and sales of the DCGT and has no future economic benefit relative to other research and development projects.

5.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2012	2011
Furniture and fixtures	$1,505	$1,505
Equipment	18,091	18,091
Automobile	15,000	-
Leasehold improvements	35,323	35,323
	69,919	54,919
Less accumulated depreciation and amortization	52,381	47,863
	$17,538	$7,056

6.	Options and warrants

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

The Company’s 2011 Plan authorizes up to 5,000,000 shares of common stock to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2012 and 2011, the Company granted 0 and 850,000 common stock warrants to consultants, directors and employees, respectively, related to the Plan. As of December 31, 2012, 4,150,000 shares are available under the Plan for future grants.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012, based on the Company’s closing stock price of $0.012 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011, based on the Company’s closing stock price of $0.04 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

During the year ended December 31, 2011, the Company issued 800,000 warrants in conjunction with the issuance of common stock. The warrants entitle the holder to purchase 800,000 shares of the Company’s common stock at any time, at an exercise price of $0.30 per share.  There were no warrants issued during the year ended December 31, 2012.

The following table represents our stock option and warrant activity for the years ended December 31, 2012:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2010	3,215,413	$0.10 – 2.00
Options and warrants granted	2,450,000	$0.15 – 0.30	$0.17
Options and warrants cancelled or expired	(260,000)	$2.00
Outstanding at December 31, 2011	5,405,413	$0.10 – 2.00
Options and warrants granted	0
Options and warrants cancelled or expired	0

Outstanding at December 31, 2012	5,405,413	$0.10 – 2.00
Exercisable at December 31, 2012	5,405,413	$0.10 – 2.00
Exercisable at December 31, 2011	5,405,413	$0.10 – 2.00
The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2012:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$ 0.10 – $2.00	5,405,413	2.87 Years	$0.29	2.87 Years	5,405,413	$0.29

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2012 and 2011, respectively. During 2012 and 2011, the Company recognized approximately $0 and $200,000 in compensation expense related to stock option grants. As of December 31, 2012 unrecognized compensation expense related to common stock options was approximately $57,000, which is expected to be recognized over a weighted average period of 3 years.

During the year ended December 31, 2012, the Company’s Board of Directors approved an increase of common stock authorized to be issued to 299,000,000 shares.

7.	Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For the periods ended December 31, 2012 and 2011, rent expense was approximately $25,000 and $27,700, respectively.

During 2012, the Company issued common stock for various consulting services. The fair value of the services recorded was based on the fair value of the Company’s stock price at the commitment date for the respective services. The Company issued 2,250,000 shares of common stock at prices ranging between $0.01 and $0.13 per share, and recognized approximately $331,000 in consulting or professional expenses related to these agreements during 2012. All shares of common stock related to the above consulting services were issued and became fully vested during 2012.

On January 12, 2012, the Company entered into an “Investment Intent” agreement with Energy Technology Services Company, Ltd. Pursuant to the agreement, both parties agreed to form a company, Global Hydrogen Energy (“GHE”). The Company has the option to purchase ten percent of the shares of GHE for $450,000, and another option to purchase up to 20% of all shares of GHE. As of December 31, 2012, GHE has not been formed, and the Company’s good faith cash deposit of $197,500 has been written off as a loss on investment, which is included in the accompanying statements of operations.

In October 2011, the Company entered into employment agreements with terms that commence on October 1, 2011 and run through a range of dates with the latest being September 2014. These agreements have a cumulative annual salary of approximately $156,000 annually and cumulative grants of fully vested stock issuances of 850,000 shares of stock. Upon signing the employment agreements, all unearned stock compensation from the previous employment agreements was recognized in full, as the employees were not required to forfeit their previous granted shares of common stock. At the October 1, 2011 grant date, the Company recognized approximately $279,000 in stock-based compensation related to the above grants of common stock, and grants made during 2010. Additionally, the employees were granted 850,000 fully vested common stock options, with an exercise price of $0.25 per share, and expire five years from the date of grant. The grants of common stock and common stock options were essentially sign-on bonuses, and accordingly, the grant-date fair values were recognized as compensation expense at the October 1, 2011 grant date.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings.  These agreements have been put on hold but will be further pursued as adequate funding is generated.

8.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2012, 2011 or the period November 27, 2000 (Date of Inception) through December 31, 2012.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2012 or 2011 or the period November 27, 2000 (Date of inception) through December 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2012	2011
Tax expense (benefit) at U.S. statutory rate	$(394,500)	$(760,900)
State income tax expense (benefit), net of federal benefit	(42,200)	(81,700)
Effect of non-deductible expenses	(7,900)	500
Other	—	(200)
Change in valuation allowance	444,600	842,300
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets (liability), noncurrent:
Depreciation	$2,000	5,000
License agreement	237,600	316,700
Capitalized start up costs	4,906,000	4,612,600
Net operating loss	560,700	486,100
Stock compensation	104,400	114,400
Contribution carryover	2,700	2,700
Debt issuance	2,100	700
Amortization expense and beneficial conversion features	(25,100)	(12,900)
Valuation allowance	(5,969,900)	(5,525,300)
	$—	$—

Change in valuation allowance:

2012
Balance, December 31, 2011	$(5,525,300)
Increase in valuation allowance	(444,600)
Balance, December 31, 2012	(5,969,900)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2012 and 2011.

As of December 31, 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $1,521,000 which begin expiring in 2022.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2009 – 2011.

9.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2012 and 2011 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2013.

As of December 31, 2012 and 2011, accounts payable included $12,220 for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

During the year ended December 31, 2011, the Company’s President advanced the Company $5,000 with no specific repayment terms or stated interest.  During the year ended December 31, 2012, the $5,000 was repaid.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate.

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012.

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

During the year ended December 31, 2012, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s CEO in exchange for accrued payroll of $334,785.

11.	Convertible Notes and Derivative liability

In November 2011, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of August 9, 2012. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,000 and $49,000, respectively. The debt discount was amortized over the life of the note, and the Company recognized approximately $34,000 and $8,000 of interest expense related to amortization during 2012 and 2011, respectively. As of December 31, 2012 the discount related to the note was fully amortized. In June 2012, the convertible note converted into approximately 1,326,000 shares of common stock. At the conversion date, the amortized discount was fully recognized as interest expense. The derivative liability has been adjusted to fair value each reporting period, including the conversion date, with unrealized gain (loss) reflected in other income and expense.

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $35,600 of interest expense related to amortization during 2012. During the year ended December 31, 2012, the Company converted $24,000 of debt into 1,977,145 shares of common stock.  The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $26,900 of interest expense related to amortization during 2012. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively.

On April 24 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $43,562 of interest expense related to amortization during 2012. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

As of December 31, 2012, the unrealized gain on the above derivatives was approximately $22,000.

As a result of note conversions, $75,027 of the conversion option value was reclassified to equity.
Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2012 and 2011 related to the above derivative liability are as follows:

	Fair Value Measurements at December 31, 2012 (1)		Fair Value Measurements at December 31, 2011(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(123,272)	$(123,272)	$(40,756)	$(40,756)
Total liabilities	$(123,272)	$(123,272)	$(40,756)	$(40,756)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2012 or 2011.

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

The Company (“TTE”) entered into a Binding Letter of Intent (the “Agreement”) dated January 23, 2013 with BluGen, Inc., a California corporation (“BluGen”) for the purpose of setting the basis for the joint development of a natural gas to Methanol technology (“GTM Technology”). Under the terms of the Agreement, BluGen will work with TTE, and the inventor, Robert Scragg to recreate and expand upon the original designs created by Mr. Scragg and to re-develop a lab version and control system, among other things. These items are to be completed under a timetable that has been agreed upon by the parties.

The parties have agreed to establish, at later date, a Joint Venture, wherein TTE will have 51% interest and BluGen will have a 49% interest, and into which the commercial application of the technology will be developed.

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option.

Subsequent to the year ended December 31, 2012, the Company issued 8,275,706 shares of common stock for the conversion of notes payable and accrued interest of $35,550 through March 31, 2013.

In February 2013, the Company issued 1,500,000 shares to one of its debt holders.

In April 2013, the Company issued 1,500,000 shares to one of its debt holders.

Subsequent to year end, the Company issued 4,000,000 shares to an investor to satisfy a common stock payable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Auditors
As previously reported on Form 8K/A dated January 11, 2013, the Registrant (the “Company”) has been advised that effective January 1, 2013, Pender, Newkirk & Company LLP (“Pender Newkirk”) has discontinued its audit practice and that the partners and employees of Pender Newkirk have joined the firm Warren Averett, LLC (“Warren Averett”).  Warren Averett will serve as the Company’s principal independent auditing firm.  The decision to retain Warren Averett as the Company’s principal independent auditing firm has been approved by the Company’s Board of Directors (and Audit Committee).

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2012.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Michael Rouse	56	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)
Phyllis J. Rouse	54	Vice President, Secretary, Treasurer and Director
Rebecca McDonald	46	Chief Accounting Officer
John R. Dickinson	46	Audit Committee Member

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rouse, President, CEO, Chairman of the	2012	$52,000	0	$335,285	0	0	0	0	$387,285
Board (1)	2011	$181,750	0	126,244	35,647	0	0	0	$343,641
Phyllis J. Rouse Vice President, Secretary, Treasurer and	2012	$52,000	0	$0	0	0	0	0	$52,000
Director (2)	2011	$201,790	0	$58,413	26,735	0	0	0	$286,938
(1)	For the year ended December 31, 2012 and 2011, per Mr. Rouses’ employment agreement, his annual salary was $52,000.
(2)	For the year ended December 31, 2012 and 2011, per Ms. Rouses’ employment agreement, her annual salary was $52,000.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Michael Rouse, President, CEO, Chairman of the Board	400,000	400,000	0*	$0.25	10/1/2016	0*	0*	0*	0*
Phyllis Rouse, Vice President, Secretary, Treasurer and Director	800,000	800,000	0*	$0.10 - $0.25	7/9/2014 - 10/1/2016	0*	0*	0*	0*

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

The following table sets forth certain information as of December 31, 2012, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

Audit Fees
During 2012 we were billed by our accountants, Warren Averett LLC approximately $72,646 for audit and review fees associated with our 10-K and 10-Q filings.

During 2011 we were billed by our former accountants, Pender Newkirk & Company LLP approximately $69.000 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees
During 2012 we were billed by our accountants, Warren Averett LLC $0 for tax work.

During 2011 we were billed by our former accountants, Pender Newkirk & Company LLP $0 for tax work.

All Other Fees
During 2012 we were billed by our accountants, Warren Averett LLC   $0  for other work.

During 2011 we were billed by our former accountants, Pender Newkirk & Company LLP, $0 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: April 15, 2013	By:	/s/ Michael Rouse
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: April 15, 2013	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer