Form 10-Q
period 2013-03-31
TURBINE TRUCK ENGINES INC
filed 2013-05-20
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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

There were 104,688,658 shares of the Registrant’s $0.001 par value common stock outstanding as of May 14, 2013.

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

Item 1. Financial Statements
Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
As of March 31, 2013 (unaudited) and December 31, 2012 and
for the three months ended March 31, 2013 and 2012 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through March 31, 2013 (unaudited)
Contents
Financial Statements:

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$24,512	$6,293
Prepaid expenses	8,383	10,705
Total Current Assets	32,895	16,998

Furniture and equipment, net of accumulated depreciation of $53,587 (2013) and
$52,281 (2012)	16,332	17,538

TOTAL ASSETS	$49,227	$34,536

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$12,220 (2013) and $12,220 (2012)	$120,064	$118,098
Accrued interest	39,316	20,684
Accrued payroll	650	5,512
Convertible notes, net	42,958	96,767
Note payable	500	500
Total Current Liabilities	203,488	241,561

LONG-TERM LIABILITIES:
Derivative liability	198,203	123,272
Accrued expenses - long term	72,350	66,100
Accrued payroll - long term	408,653	372,628
Accrued royalty fees	31,250	25,000
Note payable to related party Convertible notes, net	56,480	3,331
Total Long-Term Liabilities	770,267	590,331

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized;
500,000 (2013) and 500,000 (2012) shares issued and outstanding	500	500
Common stock; $0.001 par value; 299,000,000 shares authorized; 85,944,817 (2013)
and 69,169,111 (2012) shares issued and outstanding	85,944	69,168
Additional paid in capital	17,035,270	16,913,769
Common stock payable	5,400	20,000
Prepaid consulting services paid with common stock	(55,682)	(57,385)
Receivable for common stock	(222,000)	(212,000)
Deficit accumulated during development stage	(17,773,960)	(17,531,408)
Total Stockholders' Deficit	(924,528)	(797,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,227	$34,536

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

			Period
			November 27,
	For the Three Months Ended March 31,		2000 (Date of Inception)
			through March 31,
	2013	2012	2013

Research and development costs	$-	$-	$3,882,494
Operating costs	100,902	401,877	12,791,525
	100,902	401,877	16,674,019

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	79,975	(7,280)	56,623
Loss on investment	-	-	197,500
Interest expense	61,675	14,013	845,818
TOTAL OTHER EXPENSE (INCOME)	141,650	6,733	1,099,941

NET INCOME (LOSS)	$(242,552)	$(408,610)	$(17,773,960)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.01)	$(0.70)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC	73,678,138	62,443,956	25,223,506

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
					Period
					November 27,
	For the Three Months Ended March 31,				2000 (Date of
					Inception) through
	2013		2012		March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(242,552)		$(408,610)	$(17,773,960)
Adjustments to reconcile net loss to net cash used in operating activites:
Common stock and long-term debt issued for acquisition of license agreement		-		-	2,735,649
Common stock issued for services and amortization of common stock issued for services		7,103		228,404	5,378,786
Loss on deposit		-			197,500
Contribution from shareholder		-		-	188,706
Unrealized loss on derivative liability		79,975		-	56,623
Amortization of beneficial conversion feature		-		-	539,876
Amortization of deferred loan costs		-		-	24,750
Write off of deferred offering costs		-		-	119,383
Write off of deferred non cash offering costs		-		-	49,120
Gain on disposal of fixed assets		-		-	(1,965)
Depreciation		1,206		782	56,670
Amortization of agency fee		-		-	100,000
Amortization of discount on notes payable		36,704		14,013	217,165
Decrease (increase) in prepaid expenses		2,322		(3,714)	(8,383)
Increase (decrease) in:
Accounts payable		1,966		(41,699)	328,902
Accrued expenses		6,250		(7,280)	308,500
Accrued payroll		31,163		11,066	759,588
Accrued royalty fees		6,250		62,500	1,749,417
Accrued interest		20,322		-	42,716
Net cash used by operating activities		(49,281)		(144,538)	(4,930,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights		-		-	(100,000)
Issuance of notes receivable from stockholders		-		-	(23,000)
Deposit for Global Hydrogen Energy Corp.		-		(197,500)	(197,500)
Repayment of notes receivable from stockholders		-		-	22,095
Advances to related party		-		-	805
Proceeds from sale of fixed assets		-		-	2,500
Purchase of fixed assets		-		-	(68,538)
Net cash used by investing activities		-		(197,500)	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances		-		(2,270)	(162,084)
Advances from stockholders		-		-	272,582
Increase in deferred offering cossts		-		-	(194,534)
Proceeds from issuance of common stock		35,000		344,150	4,286,143
Proceeds from exercise of options		-		-	45,000
Debt issuance costs		-		-	(19,750)
Repayment of convertible notes payable		-		-	(23,000)
Proceeds from issuance of convertible notes payable		32,500		-	1,114,750
Net cash provided by financing activities		67,500		341,880	5,319,107

Net (decrease) increase in cash		18,219		(158)	24,512

Cash, beginning of period		6,293		11,638	-

Cash, end of period		$24,512		$11,480	$24,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-		$-	$21,477
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock		$10,000		$-	$29,090
Option to acquire license for issuance of common stock		$-		$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement		$-		$-	$33,774
Deferred offering costs netted against issuance of common stock		$-		$-	$41,735
Value of beneficial conversion feature of notes payable		$-		$-	$19,507
Deferred non-cash offering costs in connection with private placement		$-		$-	$74,850
Application of amount due from shareholder against related party debt		$-		$-	$8,099
Amortization of offering costs related to stock for services		$-		$-	$25,730
Settlement of notes payable in exchange for prepaid services		$-		$-	$356,466
Common stock issued in exchange for prepaid services		$5,400		$117,000	$2,460,064
Common stock issued in exchange for accrued royalties		$-		$-	$1,718,167
Common stock issued for accruals		$-	$		$206,750
Receivable issued for exercise of common stock options		$-		$-	$367,000
Common stock issued in exchange for fixed assets		$-		$-	$5,000
Acquisition of agency fee intangible through accrued expenses		$-		$-	$900,000
Beneficial conversion fetaure on convertible notes		$-		$-	$531,561
Conversion of convertible debt to equity (7,340,152 shares since inception)		$-		$-	$772,000
Conversion of convertible debt to equity (1,326,292 shares since inception)		$33,850	$		$100,350
Common stock issued for accounts payable		$-		$-	$208,838
Common stock issued for accrued payroll		$-		$-	$15,000
Preferred stock issued for accrued payroll		$-		$335,285	$335,285
Common stock payable for prepaid services		$-		$225,000	$245,000
Issuance of common stock to employees	$			$-	$274,000
Common stock issued for accrued expenses		$-		$-	$29,400
Derivative liability and debt discount		$32,500		$-	$257,544
Write off uncollectible stock subscription receivable		$-		$-	$155,000
Write off of intangible asset and agency fee payable		$-		$-	$900,000
Conversion of accrued interest to common stock		$1,667		$-	$3,367
Common stock issued to extinguish derivative liability		$37,544		$-	$112,571

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three Months Ended March 31, 2013 and 2012,
and the Period November 27, 2000 (Date of Inception)
through March 31, 2013
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

2. Financial Statements
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2013 and 2012 and the period November 27, 2000 (Date of Inception) through March 31, 2013, (b) the financial position at March 31, 2013 and December 31, 2012, and (c) cash flows for the three month periods ended March 31, 2013 and 2012, and the period November 27, 2000 (Date of Inception) through March 31, 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2013 and since November 27, 2000 (date of inception) through March 31, 2013, the Company had a net loss of $242,552 and $17,773,960, respectively. As of March 31, 2013, the Company has not emerged from the development stage and has a working capital deficit of $170,593. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies
The Company leased its corporate headquarters on a month-to-month basis. For the periods ended March 31, 2013 and 2012, rent expense was approximately $12,500 and $12,500, respectively.

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

In January 2013, the Company entered into employment agreements with terms that commence on January 1, 2013 and run through December 31, 2013. These agreements have a cumulative annual salary of approximately $104,000 annually and cumulative grants of fully vested stock issuances of 450,000 shares of stock. At the January 1, 2013 grant date, the Company recognized approximately $1,350 in stock-based compensation related to the above grants of common stock made during 2013. Additionally, the employees were entitled to receive a bonus of  1,250,000 common stock options, with an exercise price of $0.05 per share, and expire five years from the date of grant. The grants of common stock and common stock options were essentially sign-on bonuses, and accordingly, the grant-date fair values were recognized as compensation expense at the January 1, 2013.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

5. Related Party Transactions
During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2013 and 2012 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2013.

As of March 31, 2013 and 2012, accounts payable included $12,220 for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate.

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012. As of March 31, 2013, the Company has not made a payment under this license agreement and has recorded total accrued royalty fees of $31,250

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Convertible Notes and Derivative Liability
In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,900 of interest expense related to amortization during 2013. As of March 31, 2013, the Company has converted $42,500 of debt into 6,252,851 shares of common stock. As of March 31, 2013 the discount related to the note was fully amortized.  The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $40,800 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.
In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively.  The debt discount will be amortized over the life of the note, and the Company recognized approximately $16,200 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

On April 24 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $53,978 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

As of March 31, 2013, the unrealized loss on the above derivatives was approximately $79,975.

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest is due in November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$32,500 and $53,900, respectively. The debt discount was amortized over the life of the note, and the Company recognized approximately $5,400 of interest expense related to amortization during 2013.  The derivative liability has been adjusted to fair value each reporting period, with unrealized gain (loss) reflected in other income and expense.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2013 and  December 31, 2012 related to the above derivative liability are as follows:
	Fair Value Measurements at March 31, 2013 (1)		Fair Value Measurements at December 31, 2012(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(198,203)	$(198,203)	$(123,272)	$(123,272)
Total liabilities	$(198,203)	$(198,203)	$(123,272)	$(123,272)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of March 31, 2013 or December 31, 2012.

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

7. Earnings per Share
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three month periods ended March 31, 2013 and 2012 and for the period from November 27, 2000 (Date of Inception) through March 31, 2013, the Company had 5,405,413, 4,015,413 and 5,405,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share. Additionally, convertible notes with a face amount of $162,150 can convert into approximately 47,152,101 shares of common stock at March 31, 2013.

8.  Subsequent Events
Subsequent to the March 31, 2013, the Company issued 18,745,342 shares of common stock for the conversion of notes payable and accrued interest of $56,480.

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

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012
Research and Development Costs – During the three months ended March 31, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the three months ended March 31, 2013 and 2012, operating costs totaled $100,902 and $401,877, respectively. The decrease of $300,975 was mainly attributable to an approximately $244,000 decrease in consulting expenses and a decrease of approximately $56,250 decrease in royalty expenses.

Interest (Income) Expense - Net - During the years three months ended March 31, 2013 and 2012, net interest expense totaled $61,675 and $14,013, respectively. The increase of $47,662 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2013.

The net loss for the three months ended March 31, 2013 and 2012 was $242,552 and $408,610, respectively. The decrease of $166,058 was mainly attributable to the decrease in operating expenses offset by the increase in interest expense as discussed above.

Liquidity and capital resources
As shown in the accompanying financial statements, for the three months ended March 31, 2013 and 2012 and since November 27, 2000 (date of inception) through March 31, 2013, the Company has had net losses of $242,552, $408,610 and $17,773,960, respectively. As of March 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2013 we raised cash of approximately $4,091,609 net of issuance costs, through private placements of common stock financings and $1,114,750 through the issuance of convertible notes payable.  Additionally, we have raised net proceeds from stockholder advances of $110,498.

Since our inception through March 31, 2013 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2013, we had an accumulated deficit of $17,773,960 and working capital deficit of $170,593.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2013 in accordance with the following schedule:

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended March 31, 2013 and 2012 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2013, the Company issued 2,000,000 shares of common stock for cash at a price of $0.01 per share.
During February 2013, the Company issued 2,542,373 shares of common stock for cash at a price of $0.0059 per share.
During March 2013, the Company issued 1,000,000 shares of common stock for cash at a price of $0.0056 per share.
During March 2013, the Company issued 1,500,000 shares of common stock for cash at a price of $0.0035 per share.
During March 2013, the Company issued 3,233,333 shares of common stock for cash at a price of $0.003 per share.
During March 2013, the Company issued 4,000,000 shares of common stock for cash at a price of $0.005 per share.
During March 2013, the Company issued 2,500,000 shares of common stock for cash at a price of $0.01 per share.

Item 3. Defaults upon Senior Securities
There have been no defaults in any material payments during the covered period.

Item 4. Removed and Reserved

Item 5. Other Information
The Company does not have any other material information to report with respect to the three month period ended March 31, 2013.

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 20, 2013	By:	/S/ Michael Rouse
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: May 20, 2013	By:	/S/ Rebecca A. McDonald

Principal Accounting Officer