Form 10-Q
period 2013-06-30
TURBINE TRUCK ENGINES INC
filed 2013-08-16
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____, 200__, to ____, 200__.

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

There were 180,834,689 shares of the Registrant’s $0.001 par value common stock outstanding as of August 9, 2013.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
As of June 30, 2013 (unaudited) and December 31, 2012 and
for the three and six months ended June 30, 2013 and 2012 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through June 30, 2013 (unaudited)

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$6,293
Prepaid expenses	6,781	10,705
Total Current Assets	6,781	16,998

Furniture and equipment, net of accumulated depreciation of $54,794 (2013) and $52,381 (2012)	15,125	17,538

TOTAL ASSETS	$21,906	$34,536

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,220 (2013) and $12,220 (2012)	$163,030	$118,098
Accrued interest	18,837	20,684
Accrued payroll	1,580	5,512
Convertible notes, net	59,319	96,767
Note payable	500	500
Total Current Liabilities	243,266	241,561

LONG-TERM LIABILITIES:
Derivative liability	148,782	123,272
Accrued expenses - long term	78,600	66,100
Accrued payroll - long term	445,556	372,628
Accrued royalty fees	37,500	25,000
Note payable to related party	3,331	3,331
Total Long-Term Liabilities	713,769	590,331

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized;
and outstanding 500,000 (2013) and 500,000 (2012) shares issued and outstanding	500	500
Common stock; $0.001 par value; 299,000,000 shares authorized; 124,012,381 (2013)
shares issued and 37,517,604 shares outstanding and 69,169,111 (2012) shares issued and outstanding	124,012	69,168
Additional paid in capital	17,223,316	16,913,769
Common stock payable	35,400	20,000
Prepaid consulting services paid with common stock	(49,114)	(57,385)
Receivable for common stock	(212,000)	(212,000)
Deficit accumulated during development stage	(18,057,243)	(17,531,408)
Total Stockholders' Deficit	(935,129)	(797,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,906	$34,536

The accompanying notes are an integral part of the financial statements.

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period November 27, 2000 (Date of Inception) through June 30,
	2013	2012	2013	2012	2013

Research and development costs	$-	$-	$-	$-	$3,882,494
Operating costs	166,947	355,071	267,849	758,948	12,958,472
	166,947	355,071	267,849	758,948	16,840,966

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	72,580	(8,518)	152,555	(15,798)	129,203
Loss on investment	-	-	-	-	197,500
Interest expense	43,756	38,941	105,431	52,954	889,574
TOTAL OTHER EXPENSE (INCOME)	116,336	30,423	257,986	37,156	1,216,277

NET LOSS	$(283,283)	$(385,494)	$(525,835)	$(796,104)	$(18,057,243)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	104,690,537	65,640,469	89,294,919	64,042,033	26,425,255

The accompanying notes are an integral part of the financial statements.

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period
			November 27,
	For the Six Months Ended June 30,		2000 (Date of Inception) through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(525,835)	$(796,104)	$(18,057,243)
Adjustments to reconcile net loss to net cash used in operating activites:
Common stock and long-term debt issued for acquisition of license agreement	-	-	2,735,649
Common stock issued for services and amortization of common stock issued for services	3,328	456,652	5,375,011
Loss on deposit	-		197,500
Contribution from shareholder	-	-	188,706
Unrealized loss on derivative liability	152,555	(15,798)	129,203
Amortization of beneficial conversion feature	-	-	539,876
Amortization of deferred loan costs	-	-	24,750
Write off of deferred offering costs	-	-	119,383
Write off of deferred non cash offering costs	-	-	49,120
Gain on disposal of fixed assets	-	-	(1,965)
Depreciation	2,413	1,923	57,877
Amortization of agency fee	-	-	100,000
Amortization of discount on notes payable	84,341	52,954	264,802
Decrease (increase) in prepaid expenses	3,924	(36,533)	(6,781)
Increase (decrease) in:
Accounts payable	44,932	16,178	371,868
Accrued expenses	12,500	2,652	314,750
Accrued payroll	68,996	56,437	797,421
Accrued royalty fees	12,500	12,500	1,755,667
Accrued interest	1,553	-	23,937
Net cash used by operating activities	(138,793)	(249,139)	(5,020,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	-	(197,500)	(197,500)
Repayment of notes receivable from stockholders	-	-	22,095
Advances to related party	-	-	805
Proceeds from sale of fixed assets	-	-	2,500
Purchase of fixed assets	-	(14,991)	(68,538)
Net cash used by investing activities	-	(212,491)	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	-	(5,000)	(162,084)
Advances from stockholders	-	1,430	272,582
Increase in deferred offering cossts	-	-	(194,534)
Proceeds from issuance of common stock	100,000	373,350	4,351,143
Proceeds from exercise of options	-	-	45,000
Debt issuance costs	-	-	(19,750)
Repayment of convertible notes payable	-	-	(23,000)
Proceeds from issuance of convertible notes payable	32,500	92,500	1,114,750
Net cash provided by financing activities	132,500	462,280	5,384,107

Net (decrease) increase in cash	(6,293)	650	-

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED

	For the Six Months Ended June 30,			Period November 27, 2000 (Date of Inception) through June 30,
	2013		2012	2013
Cash, beginning of period		6,293	11,638	-

Cash, end of period		$-	$12,288	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-	$-	$21,477

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock		$10,000	$-	$29,090
Option to acquire license for issuance of common stock		$-	$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement		$-	$-	$33,774
Deferred offering costs netted against issuance of common stock		$-	$-	$41,735
Value of beneficial conversion feature of notes payable		$-	$-	$19,507
Deferred non-cash offering costs in connection with private placement		$-	$-	$74,850
Application of amount due from shareholder against related party debt		$-	$-	$8,099
Amortization of offering costs related to stock for services		$-	$-	$25,730
Settlement of notes payable in exchange for prepaid services		$-	$-	$356,466
Common stock issued in exchange for prepaid services		$5,400	$110,500	$2,460,064
Common stock issued in exchange for accrued royalties		$-	$1,301,500	$1,718,167
Common stock issued for accruals		$-	$206,750	$206,750
Receivable issued for exercise of common stock options		$-	$-	$367,000
Common stock issued in exchange for fixed assets		$-	$-	$5,000
Acquisition of agency fee intangible through accrued expenses		$-	$-	$900,000
Beneficial conversion fetaure on convertible notes		$-	$-	$531,561
Conversion of convertible debt to equity (44,646,707 shares since inception)		$113,409	$44,201	$951,909
Common stock issued for accounts payable		$-	$-	$208,838
Common stock issued for accrued payroll		$-	$-	$15,000
Preferred stock issued for accrued payroll		$-	$335,285	$335,285
Common stock payable for prepaid services		$-	$245,000	$245,000
Issuance of common stock to employees	$		$-	$274,000
Common stock issued for accrued expenses		$-	$-	$29,400
Derivative liability and debt discount		$40,880	$92,500	$265,924
Write off uncollectible stock subscription receivable		$-	$-	$155,000
Write off of intangible asset and agency fee payable		$-	$-	$900,000
Conversion of accrued interest to common stock		$3,400	$-	$5,100
Common stock issued to extinguish derivative liability		$157,582	$-	$232,609

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012,
and the Period November 27, 2000 (Date of Inception)
through June 30, 2013
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

We are currently working on the development of three (3) separate revolutionary technologies: (a) Hyrdrogen Production Burner System (HPBS); (b) Detonation Cycle Gas Turbine Engine (DCGT); and (c) the Gas To Methanol Technology (GTM)

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2013 and 2012 and the period November 27, 2000 (Date of Inception) through June 30, 2013, (b) the financial position at June 30, 2013 and December 31, 2012, and (c) cash flows for the six month periods ended June 30, 2013 and 2012, and the period November 27, 2000 (Date of Inception) through June 30, 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2013 and since November 27, 2000 (date of inception) through June 30, 2013, the Company had a net loss of $283,283, $525,835 and $18,057,243, respectively. As of June 30, 2013, the Company has not emerged from the development stage and has a working capital deficit of $236,485. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three month periods ended June 30, 2013 and 2012, rent expense was approximately $6,250. For each of the six months periods ended June 30, 2013 and 2012, rent expense was $12,500.

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

On January 23, 2013 the Company entered into a Letter of Intent with BluGen, Inc., a California corporation (“BluGen”) for the purpose of setting the basis for the joint development of a natural gas to Methanol technology (“GTM Technology”). Under the terms of the Agreement, BluGen will work with TTE, and the inventor, Robert Scragg to recreate and expand upon the original designs created by Mr. Scragg and to re-develop a lab version and control system, among other things. These items are to be completed under a timetable that have been agreed upon by the parties. The Parties have agreed to establish at a later date, a joint venture, wherein the Company will have a 15% interest and BluGen will have a 49% interest, and into which the commercial application of the technology will be developed. There has been no activity at the date of this filing.

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle the Company to take possession of the entire performance bond. As of June 30, 2013, there has not been any payments made on this lease.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2013 and December 31, 2012 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2013.

As of June 30, 2013 and December 31, 2012, accounts payable included $12,220 for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate.

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012. As of June 30, 2013, the Company has not made a payment under this license agreement and has recorded total accrued royalty fees of $37,500.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Convertible Notes and Derivative Liability

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,900 of interest expense related to amortization during 2013. As of June 30, 2013, the Company has converted $42,500 of debt into 5,538,855 shares of common stock. As of June 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. As of June 30, 2013, the Company has converted $42,500 of debt into 12,880,124 shares of common stock and $1,300 of accrued interest into 565,217 shares of common stock. As of June 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively. As of June 30, 2013, the Company has converted $16,800 of debt into 10,200,000 shares of common stock. As of June 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

On April 24 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $59,657 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest is due in November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$32,500 and $53,900, respectively. The debt discount was amortized over the life of the note, and the Company recognized approximately $16,191 of interest expense related to amortization during 2013. The derivative liability has been adjusted to fair value each reporting period, with unrealized gain (loss) reflected in other income and expense.

For the six months ended June 30, 2013, the unrealized loss on the above derivatives was approximately $152,555.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012 related to the above derivative liability are as follows:

	Fair Value Measurements at June 30, 2013 (1)		Fair Value Measurements at December 31, 2012(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(148,782)	$(148,782)	$(123,272)	$(123,272)
Total liabilities	$(148,782)	$(148,782)	$(123,272)	$(123,272)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2013 or December 31, 2012.

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

7. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three and six month periods ended June 30, 2013 and 2012 and for the period from November 27, 2000 (Date of Inception) through June 30, 2013, the Company had 6,665,413, 5,405,413, 6,665,413, 5,405,413 and 6,665,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share. Additionally, convertible notes with a face amount of $90,971 can convert into approximately 42,642,971 shares of common stock at June 30, 2013.

8. Subsequent Events

Subsequent to the June 30, 2013, the Company issued 4,200,000 shares of common stock for the conversion of notes payable and accrued interest of $7,938.

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties.

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The first tranche of CAN $150,000 under the Loan Agreement was advanced in August 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement.

Subsequent to June 30, 2013, the Company, as part of the above Agreement, has issued 41,333,333 shares of common stock. In addition, the Company also issued 11,290,476 shares for cash various investors at various prices.

On June 28, 2012, the Company entered into a joint venture with Energy Technology Services Co., Ltd., ("ETS"), a Taiwan corporation, for the manufacture, distribution, leasing/sale, installation and maintenance of ETS’s Hydrogen Generator Burning Systems. Under the final structure of the joint venture, the Company is the managing partner and ETS is the operational partner and managing agent in Asia for all business conducted on behalf of the joint venture. All revenue and contracts from the joint venture will be booked by Turbine Truck Engines with a 50/50 sharing of net profit between the Company and ETS after “reasonable expenses”. The Company will purchase and own all assets, leases and contracts generated by the joint venture. There has been no activity.

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

OVERVIEW OF THE COMPANY

Turbine Truck Engines, Inc. is an American clean-air technology company dedicated to identifying, developing and commercializing important scientific innovations designed to dramatically enhance both environmental conservation and cost savings in how the world consumes energy.

We are a development-stage company and not yet generating any revenues. We are currently working on the development of three (3) separate revolutionary technologies: (a) Hyrdrogen Production Burner System (HPBS); (b) Detonation Cycle Gas Turbine Engine (DCGT); and (c) the Gas To Methanol Technology (GTM)

HYDROGEN PRODUCTION BURNER SYSTEMS (HPBS)

The Company is currently concentrating its focus on the development of its Hydrogen Production Burner Systems, as this technology is commercialized and ready for market. The HPBS is an efficient methanol to hydrogen production technology which utilizes a steam reformation process, employs a proprietary chemical catalyst and a unique low temperature pyrolytic reaction to convert common methanol into clean-burning hydrogen gas on-demand for immediate on-site use – no storage of hydrogen required.

This hydrogen generator system is applicable to a wide array of industrial boilers and steam generators as well as other various residential and commercial applications. The efficiency of the Hydrogen Generator and burner unit could save the end user 30-60% on their energy costs as compared to the current sources of energy such as electricity, heavy oils or natural gas. The hydrogen generator also eliminates the cost and need for high pressure storage tanks as it generates the hydrogen on demand.

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle TTE to confiscate the entire performance bond.

On June 28, 2012, the Company entered into a joint venture with Energy Technology Services Co., Ltd., ("ETS"), a Taiwan corporation, for the manufacture, distribution, leasing/sale, installation and maintenance of ETS’s Hydrogen Generator Burning Systems. Under the final structure of the joint venture, the Company is the managing partner and ETS is the operational partner and managing agent in Asia for all business conducted on behalf of the joint venture. All revenue and contracts from the joint venture will be booked by Turbine Truck Engines with a 50/50 sharing of net profit between the Company and ETS after “reasonable expenses”. The Company will purchase and own all assets, leases and contracts generated by the joint venture.

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties.

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The first tranche of CAN $150,000 under the Loan Agreement was advanced in August 2013 and delivered to ETS as the initial payment on the first machine to be delivered under a purchase order agreement.

DETONATION CYCLE GAS TURBINE ENGINE (DCGT)

We are continuing to work on the commercialization of our Detonation Cycle Gas Turbine Engine (“DCGT”) technology. The licensor of the acquired technology has passed the research and development phase and has designed a working prototype. We need to redesign an engine for our application based on this proven Core Technology. We are relying on AbM Engineering in collaboration with AMEC to design, construct and test a 540 horsepower engine prototype for our licensed application. In July 2002, we acquired the license for the DCGT technology for the manufacture and marketing of heavy-duty highway truck engine.

If the Company can successfully demonstrate a highway truck engine using the technology, the Company intends to form a joint venture with a major heavy duty highway truck manufacturer to manufacture, market, and sell turbine truck engines for use in heavy duty highway trucks throughout the United States.

GAS TO METHANOL TECHNOLOGY (GTM)

On January 23, 2013 the Company entered into a Letter of Intent with BluGen, Inc., a California corporation (“BluGen”) for the purpose of setting the basis for the joint development of a natural gas to Methanol technology (“GTM Technology”). Under the terms of the Agreement, BluGen will work with the Company, and the inventor, Robert Scragg to recreate and expand upon the original designs created by Mr. Scragg and to re-develop a lab version and control system, among other things. These items are to be completed under a timetable that has been agreed upon by the parties.

Under this Process, the methane gas contained in natural gas is conveyed into an electromagnetic combustion and condensing chamber and combined with oxygen which has been passed through an electromagnetic field and pre-atomized. The atomized oxygen combines stoichiometrically with the methane gas in an exothermic reaction to produce Methanol gas. The Methanol gas is then condensed in the reactor to form liquid Methanol. We are currently working with Scragg to finalize the licensing for this process.

The parties have agreed to establish, at later date, a Joint Venture, wherein TTE will have 51% interest and BluGen will have a 49% interest, and into which the commercial application of the technology will be developed.

FINANCING

The financing for our development activities to date has come from the sale of common stock. The Company is looking to the credit facility provided by 236 for financing the HPBS Equipment development. The financing for the development of the GTM technology is to be provided by Blue Gen. The continued development of the DCGT engine and the Company’s working capital needs will continue to be funded largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Since we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as ours.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012
Research and Development Costs – During the three months ended June 30, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the three months ended June 30, 2013 and 2012, operating costs totaled $166,947 and $355,071, respectively. The decrease of $188,124 was mainly attributable to an approximately $225,600 decrease in consulting expenses and a decrease of approximately $11,000 decrease in payroll expenses offset by an increase of $56,000 in royalty fees.

Interest (Income) Expense - Net - During the years three months ended June 30, 2013 and 2012, net interest expense totaled $43,756 and $38,941, respectively. The increase of $4,815 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2013.

The net loss for the three months ended June 30, 2013 and 2012 was $283,283 and $385,494, respectively. The decrease of $102,211 was mainly attributable to the decrease in operating expenses offset by the increase in interest expense as discussed above.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012
Research and Development Costs – During the six months ended June 30, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the six months ended June 30, 2013 and 2012, operating costs totaled $267,849 and $758,948, respectively. The decrease of $491,099 was mainly attributable to an approximately $459,200 decrease in consulting expenses and a decrease of approximately $21,200 decrease in professional fees.

Interest (Income) Expense - Net - During the six months ended June 30, 2013 and 2012, net interest expense totaled $105,431 and $52,954, respectively. The increase of $52,477 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2013.

The net loss for the six months ended June 30, 2013 and 2012 was $525,835 and $796,104, respectively. The decrease of $270,269 was mainly attributable to the decrease in operating expenses offset by the increase in interest expense as discussed above.

Liquidity and capital resources
As shown in the accompanying financial statements, for the six months ended June 30, 2013 and 2012 and since November 27, 2000 (date of inception) through June 30, 2013, the Company has had net losses of $525,835, $796,104 and $18,057,243, respectively. As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2013 we raised cash of approximately $4,116,609 net of issuance costs, through private placements of common stock financings and $1,114,750 through the issuance of convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $110,498.

Since our inception through June 30, 2013 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2013, we had an accumulated deficit of $18,057,243 and working capital deficit of $236,485.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon the 236 Loan Agreement, our existing cash, together with anticipated net proceeds from any public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months. Based on our anticipated growth, we plan to add several employees to our staff.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2013 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	6,655,413	$1,606,533

*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended June 30, 2013 and 2012 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2013, the Company issued 10,771,429 shares of common stock for conversion of notes payable at a price of $0.004 per share.

During May 2013, the Company issued 13,196,135 shares of common stock for conversion of notes payable at a price of $0.002 per share.

During June 2013, the Company issued 9,100,000 shares of common stock for conversion of notes payable at a price of $0.002 per share.

During June 2013, the Company issued 5,000,000 shares of common stock for cash at a price of $0.005 per share.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Removed and Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2013.

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

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 16, 2013	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Dated: August 16, 2013	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer