Form 10-Q
period 2013-09-30
TURBINE TRUCK ENGINES INC
filed 2013-11-19
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

There were 253,470,861 shares of the Registrant’s $0.001 par value common stock outstanding as of November 13, 2013.

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

Item 1. Financial Statements

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
As of September 30, 2013 (unaudited) and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through September 30, 2013 (unaudited)

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$519	$6,293
Prepaid expenses	78,483	10,705
Total Current Assets	79,002	16,998

Furniture and equipment, net of accumulated depreciation of $56,002 (2013) and $52,381 (2012)	13,917	17,538
Construction in process	285,799	-

TOTAL ASSETS	$378,718	$34,536

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,220 (2013) and $12,220 (2012)	$159,517	$118,098
Accrued interest	17,702	20,684
Accrued payroll	1,137	5,512
Convertible notes, net	27,223	96,767
Note payable	500	500
Total Current Liabilities	206,079	241,561

LONG-TERM LIABILITIES:
Derivative liability	8,675	123,272
Accrued expenses - long term	76,850	66,100
Accrued payroll - long term	477,959	372,628
Accrued royalty fees	43,750	25,000
Note payable	446,246	-
Note payable to related party	3,331	3,331
Total Long-Term Liabilities	1,056,811	590,331

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized;
and outstanding 500,000 (2013) and 500,000 (2012) shares issued and outstanding	500	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 253,470,861 (2013)
shares issued and outstanding and 69,169,111 (2012) shares issued and outstanding	253,470	69,168
Additional paid in capital	18,190,549	16,913,769
Common stock payable	337,367	20,000
Prepaid consulting services paid with common stock	(43,553)	(57,385)
Receivable for common stock	(212,000)	(212,000)
Deferred non-cash offering costs	(1,183,779)	-
Deficit accumulated during development stage	(18,226,726)	(17,531,408)
Total Stockholders' Deficit	(884,172)	(797,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$378,718	$34,536

The accompanying notes are an integral part of the financial statements.

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period November 27, 2000 (Date of Inception) through September 30,
	2013	2012	2013	2012	2013

Research and development costs	$-	$-	$-	$-	$3,882,494
Operating costs	102,993	168,118	371,020	927,066	13,061,465
	102,993	168,118	371,020	927,066	16,943,959

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	(32,555)	(19,528)	120,000	(35,326)	96,648
Loss on investment	-	-	-	-	197,500
Interest expense	99,045	50,310	204,299	103,264	988,619
TOTAL OTHER EXPENSE (INCOME)	66,490	30,782	324,299	67,938	1,282,767

NET LOSS	$(169,483)	$(198,900)	$(695,319)	$(995,004)	$(18,226,726)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	180,262,796	67,091,966	120,151,651	65,066,098	29,818,380
 ,
The accompanying notes are an integral part of the financial statements.

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period
			November 27,
	For the Nine Months Ended September 30,		2000 (Date of Inception) through September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,319)	$(995,004)	$(18,226,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement	-	-	2,735,649
Common stock issued for services and amortization of common stock issued for services	19,232	533,537	5,390,915
Loss on deposit	-		197,500
Contribution from shareholder	-	-	188,706
Unrealized loss on derivative liability	120,000	(35,326)	96,648
Amortization of beneficial conversion feature	-	-	539,876
Amortization of deferred loan costs	39,800	-	64,550
Write off of deferred offering costs	-	-	119,383
Write off of deferred non cash offering costs	-	-	49,120
Gain on disposal of fixed assets	-	-	(1,965)
Depreciation	3,621	3,271	59,085
Amortization of agency fee	-	-	100,000
Amortization of discount on notes payable	114,030	100,899	296,235
Decrease (increase) in prepaid expenses	17,284	(27,878)	6,579
Increase (decrease) in:
Accounts payable	41,419	7,987	368,355
Accrued expenses	10,750	2,612	311,256
Accrued payroll	100,957	85,882	829,381
Accrued royalty fees	18,750	18,750	1,761,917
Accrued interest	418	-	22,802
Net cash used by operating activities	(209,058)	(305,270)	(5,090,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	-	(197,500)	(197,500)
Repayment of notes receivable from stockholders	-	-	22,095
Advances to related party	-	-	805
Proceeds from sale of fixed assets	-	-	2,500
Purchase of fixed assets	-	(15,000)	(68,538)
Net cash used by investing activities	-	(212,500)	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	-	(5,000)	(162,084)
Advances from stockholders	-	1,430	272,582
Increase in deferred offering costs	-	-	(194,534)
Proceeds from issuance of common stock	140,599	373,350	4,391,743
Proceeds from exercise of options	-	-	45,000
Debt issuance costs	-	-	(19,750)
Repayment of convertible notes payable	(43,200)	-	(66,200)
Proceeds from issuance of convertible notes payable	105,885	160,000	1,188,135
Net cash provided by financing activities	203,284	529,780	5,454,891

Net (decrease) increase in cash	(5,774)	12,010	519

TURBINE TRUCK ENGINES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED

	For the Nine Months Ended September 30,			Period November 27, 2000 (Date of Inception) through September 30,
	2013		2012	2013
Cash, beginning of period		6,293	11,638	-

Cash, end of period		$519	$23,648	$519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$36,067	$-	$70,376

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock		$-	$-	$29,090
Option to acquire license for issuance of common stock		$-	$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement		$-	$-	$33,774
Deferred offering costs netted against issuance of common stock		$-	$-	$41,735
Value of beneficial conversion feature of notes payable		$-	$-	$19,507
Deferred non-cash offering costs in connection with private placement		$-	$-	$74,850
Application of amount due from shareholder against related party debt		$-	$-	$8,099
Amortization of offering costs related to stock for services		$-	$-	$25,730
Settlement of notes payable in exchange for prepaid services		$-	$-	$356,466
Common stock issued in exchange for prepaid services		$5,400	$110,500	$2,460,064
Common stock issued in exchange for accrued royalties		$-	$1,301,500	$1,718,167
Common stock issued for accruals		$-	$206,750	$206,750
Receivable issued for exercise of common stock options		$-	$-	$367,000
Common stock issued in exchange for fixed assets		$-	$-	$5,000
Acquisition of agency fee intangible through accrued expenses		$-	$-	$900,000
Beneficial conversion feature on convertible notes		$-	$-	$531,561
Conversion of convertible debt to equity (64,186,859 shares since inception)		$138,147	$44,201	$976,647
Common stock issued for accounts payable		$-	$-	$208,838
Common stock issued for accrued payroll		$-	$-	$15,000
Preferred stock issued for accrued payroll		$-	$335,285	$335,285
Common stock payable for prepaid services		$-	$245,000	$245,000
Issuance of common stock to employees	$		$-	$274,000
Common stock issued for accrued expenses		$-	$-	$29,400
Derivative liability and debt discount		$45,070	$160,000	$270,114
Write off uncollectible stock subscription receivable		$-	$-	$155,000
Write off of intangible asset and agency fee payable		$-	$-	$900,000
Conversion of accrued interest to common stock		$3,400	$-	$5,100
Common stock issued to extinguish derivative liability		$267,324	$-	$342,351
Construction in process financed with a note payable		$285,799	$-	$285,799
Deferred loan costs paid with common stock		$892,912	$-	$892,912
Deferred loan costs paid with common stock payable		$330,667	$-	$330,667

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012,
and the Period November 27, 2000 (Date of Inception)
through September 30, 2013
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

We are currently working on the development of three (3) separate revolutionary technologies: (a) Hydrogen Production Burner System (HPBS); (b) Detonation Cycle Gas Turbine Engine (DCGT); and (c) the Gas To Methanol Technology (GTM)

Effective August 20, 2013, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State, to reflect the Board of Directors adoption of a resolution, consented to by those holding a majority of the common shareholder votes, which increased the authorized common stock of the company to 499,000,000 shares of common stock, having a par value of $.001.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and the period November 27, 2000 (Date of Inception) through September 30, 2013, (b) the financial position at September 30, 2013 and December 31, 2012, and (c) cash flows for the nine month periods ended September 30, 2013 and 2012, and the period November 27, 2000 (Date of Inception) through September 30, 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2013 and since November 27, 2000 (date of inception) through September 30, 2013, the Company had a net loss of $169,483, $695,319 and $18,226,726, respectively. As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and issuance of debt. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three month periods ended September 30, 2013 and 2012, rent expense was approximately $6,250. For each of the nine months periods ended September 30, 2013 and 2012, rent expense was $18,750.

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

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle the Company to take possession of the entire performance bond. As of September 30, 2013, there has not been any payments made on this lease.

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties. These shares are considered an additional cost in obtaining the financing and the value of these shares at the commitment date is recorded as a contra equity and amortized over five years.

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of September 30, 2013, the Company has recorded $374,636 as a note payable and $285,799 as construction in progress.

During the nine months ended September 30, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of September 30, 2013, the Company has issued 82,666,666 shares to 236 and recorded $661,333 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $638,866. The remaining 41,333,334 shares will be issued at a later date when the initial advance is fully funded. The Company recorded a common stock payable of $330,667 related to these shares at September 30, 2013.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of September 30, 2013, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $96,712.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of September 30, 2013, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $128,767.

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

5. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at September 30, 2013 and December 31, 2012 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2013.

As of September 30, 2013 and December 31, 2012, accounts payable included $12,220 for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

On March 15, 2012, the Board of Directors resolved to issue 500,000 shares of Series A Convertible Preferred shares to Michael Rouse, the Company’s President and CEO, in exchange for $335,285 of unpaid and accrued salary.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate.

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012. As of September 30, 2013, the Company has not made a payment under this license agreement and has recorded total accrued royalty fees of $43,750.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Convertible Notes and Derivative Liability

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,900 of interest expense related to amortization during 2013. As of September 30, 2013, the Company has converted $42,500 of debt into 5,538,855 shares of common stock. As of September 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. As of September 30, 2013, the Company has converted $42,500 of debt into 12,880,124 shares of common stock and $1,300 of accrued interest into 565,217 shares of common stock. As of September 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively. As of September 30, 2013, the Company has converted $27,500 of debt into 10,200,000 shares of common stock. As of September 30, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

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

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest is due in November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $32,500 and $53,900, respectively. The debt discount was amortized over the life of the note, and the Company recognized $32,500 of interest expense related to amortization during 2013 and approximately $15,000 of interest expenses as a pre-payment penalty. This note was fully repaid as of September 30, 2013. The derivative liability has been adjusted to fair value each reporting period, with unrealized gain (loss) reflected in other income and expense.

For the nine months ended September 30, 2013, the unrealized loss on the above derivatives was $120,000.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 related to the above derivative liability are as follows:

	Fair Value Measurements at September 30, 2013 (1)		Fair Value Measurements at December 31, 2012(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(8,675)	$(8,675)	$(123,272)	$(123,272)
Total liabilities	$(8,675)	$(8,675)	$(123,272)	$(123,272)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of September 30, 2013 or December 31, 2012.

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

7. Earnings per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. For the three and nine month periods ended September 30, 2013 and 2012 and for the period from November 27, 2000 (Date of Inception) through September 30, 2013, the Company had 6,665,413, 5,405,413, 6,665,413, 5,405,413 and 6,665,413 potentially dilutive common stock options and warrants, respectively, which were not included in the computation of loss per share. Additionally, convertible notes with a face amount of $27,223 can convert into approximately 2,991,538 shares of common stock at September 30, 2013.

8. Subsequent Events

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. The Company will record a note payable to 236 and deferred non-cash debt issuance costs which are amortized over five years.

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

We are a development-stage company and not yet generating any revenues. We are currently working on the development of three (3) separate revolutionary technologies: (a) Hyrdrogen Production Burner System (HPBS); (b) Detonation Cycle Gas Turbine Engine (DCGT); and (c) the Gas To Methanol Technology (GTM).

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

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties. These shares are considered an additional cost in obtaining the financing and the value of these shares at the commitment date is recorded as a contra equity and amortized over five years.

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was advanced during the three months ended September 30, 2013 and delivered to ETS as the initial payment on the first machine to be delivered under a purchase order agreement. As of September 30, 2013, the Company has recorded $374,636 as a note payable and $285,799 as a construction in process.

During the nine months ended September 30, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of September 30, 2013, the Company has issued 82,666,666 shares to 236 and recorded $661,333 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $638,866. The remaining 41,333,334 shares will be issued at a later date when the initial advance is fully funded. The Company recorded a common stock payable of $330,667 related to these shares at September 30, 2013.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of September 30, 2013, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $96,712.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of September 30, 2013, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2013 was $128,767.

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

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Research and Development Costs – During the three months ended September 30, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the three months ended September 30, 2013 and 2012, operating costs totaled $102,993 and $168,118, respectively. The decrease of $65,152 was mainly attributable to an approximately $72,600 decrease in consulting expenses offset by an increase of $6,500 in payroll expenses.

Interest (Income) Expense - Net - During the years three months ended September 30, 2013 and 2012, net interest expense totaled $99,045 and $50,310, respectively. The increase of $48,735 was due to the Company amortizing the discount on convertible debt to interest expense during 2013 and issuing a note payable during 2013 with bears interest at 20% and approximately $15,000 of pre-payment penalty in connection with paying off a convertible note prior to its maturity.

The net loss for the three months ended September 30, 2013 and 2012 was $169,483 and $198,900, respectively. The decrease of $29,417 was mainly attributable to the decrease in operating expenses offset by the increase in interest expense as discussed above.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Research and Development Costs – During the nine months ended September 30, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the nine months ended September 30, 2013 and 2012, operating costs totaled $371,020 and $927,066, respectively. The decrease of $556,046 was mainly attributable to an approximately $531,200 decrease in consulting expenses and a decrease of approximately $8,200 decrease in travel expenses and $8,500 decrease in professional fees.

Interest (Income) Expense - Net - During the nine months ended September 30, 2013 and 2012, net interest expense totaled $204,299 and $103,264, respectively. The increase of $101,035 was primarily due to the Company amortizing the discount on convertible debt to interest expense during 2013 and issuing a note payable during 2013 with bears interest at 20% and approximately $15,000 of pre-payment penalty in connection with paying off a convertible note prior to its maturity.

The net loss for the nine months ended September 30, 2013 and 2012 was $695,319 and $995,004, respectively. The decrease of $299,685 was mainly attributable to the decrease in operating expenses offset by the increase in interest expense as discussed above.

Liquidity and capital resources

As shown in the accompanying financial statements, for the nine months ended September 30, 2013 and 2012 and since November 27, 2000 (date of inception) through September 30, 2013, the Company has had net losses of $695,319, $995,004 and $18,226,726, respectively. As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2013 we raised cash of approximately $4,197,208 net of issuance costs, through private placements of common stock financings and $1,188,135 through the issuance of notes payable or convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $110,498.

Since our inception through September 30, 2013 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2013, we had an accumulated deficit of $18,226,726.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2013 in accordance with the following schedule:

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended September 30, 2013 and 2012 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

The Company incurred deferred loan issuance costs in connection with entering into note agreements with its lender. These costs are paid with the Company’s restricted common shares and are valued at the commitment dates. They are recorded as a contra-equity and are amortized as interest expense over the life of the notes, which is five years.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During July 2013, the Company issued 11,357,144 shares of common stock for cash at prices ranging from $0.03 to $0.05 per share.

During July 2013, the Company issued 4,200,000 shares of common stock for conversion of notes payable at a price of $0.00189 per share.

During July 2013, the Company issued 200,000 shares of common stock for cash at a price of $0.01 per share.

During August 2013, the Company issued 30,000 shares of common stock for cash at a price of $0.01 per share.

During August 2013, the Company issued 4,448,276 shares of common stock for cash at prices ranging from $0.03 to $0.05 per share.

During August 2013, the Company issued 8,000,000 shares of common stock for conversion of notes payable at a price of $0.0021 per share.

During August 2013, the Company issued 41,333,333 shares of common stock for loan costs at a price of $0.008 per share.

During September 2013, the Company issued 59,491,228 shares of common stock for loan costs at a price ranging from $0.008 to $0.02.

During July 2013, the Company issued 400,000 shares of common stock for cash at a price of $0.05 per share.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2013.

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
___________
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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 19, 2013	By:	/s/ Michael Rouse
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Dated: November 19, 2013	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer