Form 10-K
period 2013-12-31
TURBINE TRUCK ENGINES INC
filed 2014-04-16
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______, 20 ____, to ______, 20_____.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013 was $8,044,593.

There were 277,098,547 shares of the Registrant’s $0.001 par value common stock outstanding as of April 11, 2014.

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

OTHER AGREEMENTS

The Company entered into various strategic alliances with foreign companies during 2009 and 2010. Any changes during the year ended December 31, 2013, have been disclosed in the Company’s 8-K filing dated April 3, 2013, with the SEC. These changes do not warrant further disclosure to these financial statements. The agreements with GUOHAO, TIANJIN and BEIJING ROYAL are based on the Company building, testing and demonstrating a prototype that will meet the efficiencies required to commercialize the engine for their respective products. Once the Company has demonstrated that it can produce an engine with the power output and efficiencies required, the parties that they would be willing to discuss reinstituting the original agreements for the respective companies to fulfill their agreements and fund the Company to bring the engine to full commercialization for that product will begin.

PRODUCT STATUS

THE DCGT ENGINE

To date, our DCGT Engine is not yet marketable, but we have completed initial testing of the 6th generation prototype. The Company continues to demonstrate the engine to investors and potential joint venture partners. Over the course of the last few years, the Company has entered into numerous strategic alliances and potential joint ventures for the development of the engine; however, those agreements have been placed on hold pending the successful completion of the testing on the 6th generation prototype. The prototype was completed in June 2011, and preliminary testing has been completed. Additional testing and modification of the 6th generation prototype was completed in the last quarter of 2012 by AbM Engineering, who continues to perform modifications and comprehensive testing, which will continue, on a schedule which is dependent upon adequate funding being received by the Company. Costs incurred for the prototype, if any, was included research and development costs in the Statements of Operations. February 2014 the announcement by President Obama, for the Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") to create new fuel-efficiency CAFE standards and greenhouse gas reductions by March 2016 for both heavy and medium-duty trucks, This announcement has caused Turbine Truck Engines to receive numerous inquiries and renewed interest about its Detonation Cycle Gas Turbine ("DCGT").

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

Through testing, we hope to be able to comply with existing and future environmental laws. We intend to supply our fuel efficient, lower emission engine to a marketplace that must comply with more stringent governmental regulations. In each of the last two years, the Company has spent $0 (2013) and $0 (2012) on research and development.

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

As of December 31, 2013, the Company had accrued $50,000 of royalty fees related to this agreement.

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

The Company entered into a Cooperation Agreement (the “Agreement”) with Hydrogen Union Energy Co., Ltd. (“HUE”) for the purpose of the joint development of the hydrogen generator. Under the terms of the Agreement, HUE was to provide hydrogen generators at cost to the Company for demonstration purposes. Once the Company purchased the first H2 generator and paid 90% of the purchase price, the Company would be given first refusal to act as agent for any future business relating to hydrogen generators with HUE’s technology in North America. The Company was to pay the cost of production of a 200 cubic meter H2 generator at 10,000,000 TWD ($328,000 USD as of December 31, 2011) for up to two machines.

On July 3, 2012, the Company entered into a Joint Venture Agreement with ENERGY TECHNOLOGY SERVICES CO. LTD., an international company incorporated in Taiwan (“ETS”) for the purpose of the engaging both parties in the manufacture, leasing and /or sale of ETS’s hydrogen generator burning systems (the “Equipment”) in Asia, which Agreement was subsequently amended December 6, 2013. Under the Joint Venture, the Company was to purchase and own all the Equipment, and ETS was to provide for the manufacturing and on-time delivery and installation of the Equipment, to order. Additionally, TTE had agreed to pay ETS 2.5 million CAD over a one (1) year period upon certification of the H2 Generator in China, and receipt of five (5) confirmed orders for additional machines. Thereupon, TTE would receive a full transfer of the H2 technology.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default of their obligations and is currently negotiating with ETS for the refund of the CAD$300,000 advance which is expected to be refunded by December 31, 2014. The Company received approximately CAD$50,000 from ETS subsequent to December 31, 2013 and this amount was used to pay down the loan from 2367416 Ontario, Inc.

The Company is now in negotiations directly with HUE to provide us with the equipment necessary to fulfill our business plan. HUE has agreed verbally to sell us the rights to the technology for 1.5 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the second quarter of 2014.

The Company is continuing its pursuit of additional joint ventures and distributorship relationships to facilitate the expansion of this business line.

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

The current state-of-the-art method of producing Methanol involves a low pressure process of preparing synthesis gas by steam reforming or partial oxidation of a gaseous hydrocar.bon feedstock or by direct combination of carbon dioxide with purified hydrogen rich gases. Typically, naptha or a natural gas feedstock is disulfurized, preheated and mixed with a superheated steam, and then reacted over a conventional catalyst in a multi-tubular reformer. After cooling, the synthesis gas is compressed to the required pressure and passed into a hot-wall converter over a low pressure Methanol synthesis catalyst at a temperature ranging from 250 to 270 degrees centigrade. The crude Methanol that is formed is condensed and separated from the uncondensed gases which are recycled with makeup synthesis gas and fed back into the converter. Historically, plants using the aforementioned process are, by necessity located in heavy industrial centers which permit the production of large quantities of hydrogen, carbon monoxide and/or carbon dioxide gases and are captive to pipeline gas supply. Depending upon the location of the plant, high transportation expenses can offset any cost savings resulting from increased production volumes of Methanol.

EMPLOYEES

We presently have one full-time employee. Staffing levels will be determined as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the funds available for operations. Our board of directors will determine the compensation of all new employees based upon job description.

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

	Bid Prices
	High	Low
FISCAL 2013

First Quarter (January 1, 2013 through March 31, 2013)	$0.0175	$0.0054
Second Quarter (April 1, 2013 through June 30, 2013)	$0.014	$0.0027
Third Quarter (July 1, 2013 through September 30, 2013)	$0.0219	$0.031
Fourth Quarter (October 1, 2013 through December 31, 2013)	$0.0153	$0.007

FISCAL 2012

First Quarter (January 1, 2012 through March 31, 2012)	$0.2099	$0.085
Second Quarter (April 1, 2012 through June 30, 2012)	$0.148	$0.048
Third Quarter (July 1, 2012 through September 30, 2012)	$0.075	$0.032
Fourth Quarter (October 1, 2012 through December 31, 2012)	$0.035	$0.0114

On April 8, 2014, the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.05 and there were approximately 461 shareholders of record.

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

Common Stock

During the year ended December 31, 2013, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During November 2013, the Company issued 5,000,000 shares of common stock to a qualified investor for loan costs valued at $0.005 per share for a total of $25,000.

During November 2013, the Company issued 1,993,334 shares of common stock to a qualified investor for cash valued at $0.005 per share for a total of $9,967.

During November 2013, the Company issued 100,000 shares of common stock to a qualified investor for services valued at $0.015 per share for a total of $1,500.

During November 2013, the Company issued 1,500,000 shares of common stock to a qualified investor for the conversion of debt valued at $0.0049 per share for a total of $7,350.

During December 2013, the Company issued 1,700,000 shares of common stock to a qualified investor for the conversion of debt valued at $0.0056 per share for a total of $9,520.

During December 2013, the Company issued 700,000 shares of common stock to a qualified investor for cash valued at $0.005 per share for a total of $3,500.

During December 2013, the Company issued 4,000,000 shares of common stock to a qualified investor for loan costs valued at $0.005 per share for a total of $20,000.

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

For the year ended December 31, 2013 compared to the year ended December 31, 2012:

Research and Development Costs – During the years ended December 31, 2013 and 2012, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the years ended December 31, 2013 and 2012, operating costs totaled $447,981 and $818,532, respectively. The decrease of $370,551 was mainly attributable to a $324,000 decrease in consulting expense.

Interest (Income) Expense - Net - During the years ended December 31, 2013 and 2012 net interest expense totaled $303,048 and $165,826, respectively. The increase of $137,222 was primarily due to the amortization of the debt discounts related to the Company issuing additional debt in 2013.

The change in the fair value of derivative liability was $136,406 for the year ended December 31, 2013 as compared to ($21,608) for the year ended December 31, 2012. The overall change of $158,014 was due to the decrease in the Company’s stock price.

The net loss for the years ended December 31, 2013 and 2012 was ($887,672) and ($1,160,250), respectively. The decrease of $272,578 was mainly attributable to the decrease in operating costs.

Liquidity and capital resources

As shown in the accompanying financial statements, for the years ended December 31, 2013 and 2012 and since November 27, 2000 (date of inception) through December 31, 2013, the Company has had net losses of $887,672, $1,160,250 and $18,419,080, respectively. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2013 we raised cash of approximately $4,195,375 net of issuance costs, through private placements of common stock financings and $1,213,385 through the issuance of convertible notes payable and notes payable. Additionally, we have raised net proceeds from stockholder advances of $110,498.

Since our inception through December 31, 2013 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2013, we had an accumulated deficit of $18,419,080 and working capital deficit of $212,739.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

On July 3, 2012, the Company entered into a Joint Venture Agreement with ENERGY TECHNOLOGY SERVICES CO. LTD., an international company incorporated in Taiwan (“ETS”) for the purpose of the engaging both parties in the manufacture, leasing and /or sale of ETS’s hydrogen generator burning systems (the “Equipment”) in Asia, which Agreement was subsequently amended December 6, 2013. Under the Joint Venture, the Company was to purchase and own all the Equipment, and ETS was to provide for the manufacturing and on-time delivery and installation of the Equipment, to order. Additionally, TTE had agreed to pay ETS 2.5 million CAD over a one (1) year period upon certification of the H2 Generator in China, and receipt of five (5) confirmed orders for additional machines. Thereupon, TTE would receive a full transfer of the H2 technology.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default of their obligations and is currently negotiating with ETS for the refund of the CAD$300,000 advance which is expected to be refunded by December 31, 2014. The Company received approximately CAD$50,000 from ETS subsequent to December 31, 2013 and this amount was used to pay down the loan from 2367416 Ontario, Inc.

The Company is now in negotiations directly with HUE to provide us with the equipment necessary to fulfill our business plan. HUE has agreed verbally to sell us the rights to the technology for 1.5 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the second quarter of 2014.

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $44,008 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,800 of interest expense related to amortization during 2013. As of December 31, 2013, the Company has converted $42,500 of debt into 5,538,855 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. As of December 31, 2013, the Company has converted $42,500 of debt into 12,880,124 shares of common stock and $1,300 of accrued interest into 565,217 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized and the Company recognized $15,650 of interest expense related to amortization in 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively. As of December 31, 2013, the Company has converted $27,500 of debt into 10,200,000 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized and the Company recognized $19,955 of interest expense related to amortization in 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest was due in November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $32,500 and $53,900, respectively. The debt discount was amortized over the life of the note, and the Company recognized $32,500 of interest expense related to amortization during 2013 and approximately $15,000 of interest expenses as a pre-payment penalty. This note was fully repaid as of December 31, 2013. The derivative liability has been adjusted to fair value each reporting period, with unrealized gain (loss) reflected in other income and expense.

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

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of December 31, 2013, the Company has recorded $374,636 as a note payable and $285,799 as construction in progress.

During the year ended December 31, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of December 31, 2013, the Company has issued 82,666,666 shares to 236 with the remaining 41,333,334 to be issued when the remaining CAN $150,000 is funded and recorded $992,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $908,219. The Company recorded a common stock payable of $330,667 related to the shares not yet issued at December 31, 2013.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $91,671.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $122,134.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $23,555 and $40,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $38,422.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $19,953 and $60,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $59,079.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2013 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*
2006 Non-Plan Options and Warrants	6,655,413	$1,606,533
___________________
*	Based on weighted average exercise price.

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

We account for stock option grants in accordance with ASC Topic 708 – Compensation – Stock Compensation. Stock-based compensation cost recognized during the years ended December 31, 2013 and 2012 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash debt issuance costs and they are being amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income in the statement of changes in stockholders’ deficit.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
For the Years Ended December 31, 2013 and 2012,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Paisley, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (a development stage enterprise) (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period from November 27, 2000 (Date of Inception) through December 31, 2013. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from November 27, 2000 (Date of Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $887,672 and $1,160,250 during the years ended December 31, 2013 and 2012, respectively, and has an accumulated deficit of $18,419,080 since inception and has a working capital deficit of $212,739 as of December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Warren Averett, LLC
Tampa, Florida
April 15, 2014

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$3,423	$6,293
Prepaid expenses	55,786	10,705
Construction in process	285,799
Total Current Assets	345,008	16,998

Furniture and equipment, net of accumulated depreciation of $57,208 (2013) and $52,381 (2012)	12,711	17,538

TOTAL ASSETS	$357,719	$34,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,220 (2013) and $12,220 (2012)	$146,143	$118,098
Accrued interest	24,241	20,684
Accrued payroll taxes	1,871	5,512
Convertible notes, net	10,356	96.767
Note payable	375,136	500
Total Current Liabilities	557,747	241,561

LONG-TERM LIABILITIES:
Derivative liability	6,702	123,272
Accrued expenses - long term	67,500	66,100
Accrued payroll - long term	503,696	372,628
Accrued royalty fees	50,000	25,000
Note payable	116,610	-
Note payable to related party	3,331	3,331
Total Long-Term Liabilities	747,839	590,331

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2013) and 500,000 (2012) shares issued and outstanding	500	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 268,465,696 (2013) and 69,169,111 (2012) shares issued and outstanding	268,464	69,168
Additional paid in capital	18,329,773	16,913,769
Common stock payable	342,067	20,000
Prepaid consulting services paid with common stock	(37,993)	(57,385)
Receivable for common stock	(212,000)	(212,000)
Deferred noncash offering costs	(1,219,598)	-
Deficit accumulated during development stage	(18,419,080)	(17,531,408)
Total Stockholders’ Deficit	(947,867)	(797,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$357,719	$34,536

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Statements of Operations

	For the Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2013	2012	2013

Research and development costs	$-	$-	$3,882,494
Operating costs	447,981	818,532	13,138,604
	447,981	818,532	17,021,098

OTHER EXPENSE (INCOME)
Change in fair value of derivative liability	136,643	(21,608)	113,291
Loss on investment	-	197,500	197,500
Interest expense	303,048	165,826	1,087,191

TOTAL OTHER EXPENSE (INCOME)	439,691	341,718	1,397,982

NET LOSS	$(887,672)	$(1,160,250)	$(18,419,080)

NET LOSS PER COMMON SHARE, BASIC	$(0.01)	$(0.02)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	154,930,954	65,849,823	34,210,916

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Year Ended December 31, 2013 and
For Each of the Years From November 27, 2000 (Date of Inception) through December 31, 2013

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for option to acquire license and stock subscription receivable, December 2000	-	-	10,390,000	$10,390			-	-	-	$(390)	$10,000
Net loss for the period						$(4,029)					(4,029)

Balance, December 31, 2000			10,390,000	10,390		(4,029)				(390)	5,971
Issuance of common stock for cash, February 2001*			10,000	10	$4,990						5,000
Issuance of common stock for cash, March 2001*			10,000	10	4,990						5,000
Issuance of common stock for cash, August 2001*			10,000	10	4,990						5,000
Issuance of common stock for cash, September 2001*			55,000	55	27,445						27,500
Payment for common stock issued under subscription receivable										300	300
Net loss						31,789					(31,789)

Balance, December 31, 2001			10,475,000	10,475	42,415	(35,818)				(90)	16,982
Issuance of common stock for cash, January 2002*			5,000	5	2,495						2,500
Issuance of common stock for cash, February 2002*			10,000	10	4,990						5,000
Issuance of common stock for cash, April 2002*			25,000	25	12,475						12,500
Issuance of common stock for cash, May 2002*			65,000	65	32,435						32,500
Issuance of common stock for cash, June 2002*			70,000	70	34,930					(2,500)	32,500
Issuance of common stock for cash, August 2002*			10,000	10	4,990						5,000
Issuance of common stock for cash, October 2002*			10,000	10	4,990						5,000
Issuance of common stock to acquire licensing agreement, July 2002*			5,000,000	5,000	2,495,000						2,500,000
Shares returned to treasury by founding stockholder, July 2002			(5,000,000)	(5.000)	5,000
Net loss						(2,796,768)					(2,796,768)

Balance, December 31, 2002			10,670,000	10,670	2,639,720	(2,832,586)				(2,590)	(184,786)
Issuance of common stock for cash, February 2003*			207,000	207	103,293						103,500
Issuance of common stock for cash, September 2003*			30,000	30	14,970						15,000
Issuance of common stock for services, September 2003*			290,000	290	144,710		$(74,850)				70,150
Payment for common stock issued under subscription agreement										2,500	2,500
Offering costs for private placement offering					(33,774)						(33,774)
Net loss						(190,567)					(190,567)

Balance, December 31, 2003			11,197,000	11,197	2,868,919	(3,023,153)	(74,850)			(90)	(217,977)
Issuance of notes payable with beneficial conversion feature					19,507						19,507
Issuance of common stock for services, September 2004 ($2.00 per share)			20,000	20	39,980						40,000
Conversion of notes payable, August 2004 ($2.00 per share)			31,125	31	62,219						62,250
Issuance of common stock for cash, September 2004 ($2.00 per share)			25,025	25	50,025						50,050
Issuance of common stock for cash, October 2004 ($2.00 per share)			1,000	1	1,999						2,000
Issuance of common stock for cash, November 2004 ($2.00 per share)			3,500	4	6,996						7,000
Issuance of common stock for cash, December 2004 ($2.00 per share)			3,000	3	5,997						6,000
Amortization of offering costs related to Form SB-2 filing					(10,159)						(10,159)
Amortization of stock for services related to Form SB-2 offering					(6,317)		6,317
Contribution from shareholder					18,256						18,256
Net loss						(282,009)					(282,009)

Balance, December 31, 2004			11,280,650	11,281	3,057,422	(3,305,162)	(68,533)			(90)	(305,082)

*	Commonstock issued at $.50 per share.

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for services, January 2005 ($2.00 per share)	-	-	80,000	80	159,920	-	-	-	-	-	160,000
Issuance of common stock in satisfaction of a note payable, February 2005 ($2.00 per share)			125,000	125	249,875						250,000
Issuance of common stock for cash, February 2005 ($2.00 per share)			3,200	3	6,397						6,400
Issuance of common stock for cash, March 2005 ($2.00 per share)			1,500	1	2,999						3,000
Amortization of offering costs related to Form SB-2 filing					(31,216)						(31,216)
Amortization of stock for services related to Form SB-2 offering					(19,413)		19,413
Issuance of common stock for services, April 2005 ($2.00 per share)			5,000	5	9,995						10,000
Capital contribution from stockholder, May 2005					170,000						170,000
Issuance of common stock for cash, May 2005 ($2.00 per share)			15,550	16	31,084						31,100
Write off of stock for services related to Form SB-2 filing							49,120				49,120
Issuance of common stock for cash, June 2005 ($2.00 per share)			9,100	9	18,191						18,200
Issuance of common stock for services, June 2005 ($1.70 per share)			100,000	100	169,900				(170,000)
Capital contribution from stockholder, June 2005					450						450
Issuance of common stock for cash, August 2005 ($1.00 per share)			5,000	5	4,995						5000
Issuance of common stock for services, July 2005 ($1.00 per share)			40,000	40	39,960				(40,000)
Amortization of prepaid services paid for with common stock									26,833		26,833
Write off prepaid services paid for with common stock due to terminated agreement									161,500		161,500
Issuance of common stock for cash, October ($1.00 per share)			25,000	25	24,975						25,000
Issuance of common stock for cash, November ($1.00 per share)			20,000	20	19,980						20,000
Issuance of common stock for cash, December ($1.00 per share)			5,000	5	4,995						5000
Net loss						(1,068,738)					(1,068,738)

Balance, December 31, 2005			11,715,000	11,715	3,920,509	(4,373,900)			(21,667)	(90)	(463,433)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, January ($1.00 per share)			65,000	65	64,935						65,000
Issuance of common stock for cash, February ($1.00 per share)			1,500	2	1,498						1,500
Amortization of prepaid services paid for with common stock									204,556		204,556
Issuance of common stock for cash, March ($1.00 per share)			1,675	2	1,673						1,675
Issuance of common stock for cash, April ($1.00 per share)			5,000	5	4,995						5,000
Issuance of common stock for services, May ($1.00 per share)			10,000	10	9,990						10,000
Issuance of common stock for services, May ($1.15 per share)			10,000	10	11,490						11,500
Issuance of common stock for cash, June ($.80 per share)			15,000	15	11,985						12,000
Issuance of common stock and warrants for cash, June ($.50 per share)			200,000	200	99,800						100,000
Issuance of common stock for services, June ($1.15 per share)			150,000	150	172,350				(172,500)
Issuance of common stock for services, July ($1.10 per share)			109,091	109	119,891				(120,000)
Issuance of common stock for services, July ($.50 per share)			30,000	30	14,970				(5,000)		10,000
Issuance of common stock for settlement of debt, August ($.85 per share)			125,253	125	106,341						106,466
Issuance of common stock for services, August ($.81 per share)			10,000	10	8,065						8,075
Issuance of common stock and warrants for cash, September ($.50 per share)			167,200	167	83,433						83,600
Issuance of common stock for services, September ($.50 per share)			210,000	210	104,790				(12,500)		92,500
Issuance of common stock for services, September ($.74 per share)			10,000	10	7,385						7,395
Issuance of common stock in settlement of a payable, September ($4.16 per share)			100,000	100	416,567						416,667
Issuance of options to employees, directors and consultants, September					78,355						78,355
The accompanying notes are an integral part of the financial statements.
Issuance of common stock for services, October ($0.50, per shares)	-	-	30,000	30	14,970	-	-	-		-	15,000
Issuance of options to employees, directors and consultants, October					155,185						155,185
Issuance of common stock for cash, October ($0.50 per share)			16,000	16	7,984						8,000
Issuance of common stock for services, October ($0.67, per shares)	15,000	15	9,985				10,000
Issuance of common stock for services, November ($0.50, per shares)	188,000	188	93,812		(80,000)		14,000
Issuance of common stock for cash, November ($0.50 per share)	100,000	100	49,900				50,000
Issuance of common stock for cash, November ($0.60 per share)	2,833	3	1,697				1,700
Net loss				(1,465,077)			(1,465,077)

Balance December 31, 2006	13,286,552	13,287	5,572,555	(5,838,977)	(207,111)	(90)	(460,336)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total
Issuance of options to consultants, January					155,188						155,188
Issuance of common stock for cash, January ($0.50 per share)			26,000	26	12,974						13,000
Issuance of common stock for exercise of options, January ($0.50 per share)			300,000	300	149,700					(150,000)
Issuance of common stock for services, January ($0.66, per shares)			50,000	50	32,950				(33,000)
Issuance of common stock for services, January ($0.51, per shares)			10,000	10	5,090						5,100
Issuance of common stock for exercise of options, February ($0.50 per share)			100,000	100	49,900					(15,000)	35,000
Issuance of common stock for exercise of options, February ($0.60 per share)			20,000	20	11,980					(12,000)
Issuance of common stock for cash, February ($0.23 per share)			239,130	239	54,761						55,000
Issuance of common stock for services, February ($0.87, per shares)			50,000	50	43,200						43,250
Issuance of common stock for services, February ($0.72, per shares)			20,000	20	14,280						14,300
Issuance of common stock for cash, February ($0.23 per share)			558,696	559	127,941						128,500
Issuance of common stock for services, March ($0.65, per shares)			25,000	25	16,225						16,250
Issuance of common stock for services, March ($0.70, per shares)			25,000	25	17,475				(17,500)
Issuance of common stock for exchange of fixed assets, April ($0.50, per share)			2,000	2	998						1,000
Issuance of common stock for cash, May ($0.25, per share)			24,000	24	5,976						6,000
Issuance of common stock for cash, June ($0.25, per share)			26,000	26	6,474						6,500
Issuance of common stock for services, June ($0.43, per share)			75,000	75	32,175						32,250
Issuance of common stock for exchange of fixed assets, June ($0.50 per share)			8,000	8	3,992						4,000
Issuance of common stock for services, June ($0.44, per share)			100,000	100	43,900						44,000
Amortization of prepaid services paid for with common stock									890,111		890,111
Issuance of common stock and warrants for cash, July ($0.25, per share)			72,000	72	17,928						18,000
Issuance of common stock for services, August ($0.55, per share)			160,000	160	87,840						88,000
Issuance of common stock for services, August ($0.50, per share)			3,000	3	1,497						1,500
Issuance of common stock for services, August ($0.38, per share)			28,600	28	10,839						10,867
Issuance of common stock and warrants for cash, August ($0.25, per share)			270,000	270	67,230						67,500
Issuance of common stock for services, September ($0.50, per share)			1,300,000	1,300	648,700				(650,000)
Issuance of common stock for cash, September ($0.25, per share)			164,000	164	40,836						41,000
Issuance of common stock for cash, September ($0.30, per share)			26,666	26	7,973						7,999
Issuance of common stock for cash, September ($0.37, per share)			54,243	53	19,646						19,699
Issuance of options & warrants to employees & consultants, September					108,470						108,470
Issuance of common stock for services, October ($0.25, per share)			6,000	6	1,494						1,500
Issuance of common stock for services, October ($0.56, per share)			2,700	3	1,497						1,500
Issuance of common stock for cash, October ($0.50, per share)			55,000	55	27,445						27,500
Issuance of common stock for cash, October ($0.53, per share)			1,905	2	998						1,000
Issuance of common stock for cash, November ($0.28, per share)			125,291	125	34,956						35,081
Issuance of common stock for cash, November ($0.32, per share)			1,563	1	499						500
Issuance of common stock for cash, November ($0.37, per share)			40,000	40	14,760						14,800
Issuance of common stock for cash, November ($0.68, per share)			25,000	25	16,850						16,875
Issuance of common stock for cash, December ($0.25, per share)			68,000	68	16,932						17,000
Payment on receivable for common stock										10,000	10,000
Net loss						(2,470,352)					(2,470,352)

Balance December 31, 2007			17,349,346	$17,347	$7,484,124	$(8,309,329)	$-	-	$(17,500)	$(90)	$(992,448)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock and warrants for cash, January ($0.15, per shares)	-	-	200,000	200	29,800	-	-	-	-	-	30,000
Issuance of common stock for services, February ($0.38, per shares)			160,000	160	60,640						60,800
Issuance of common stock for services, February ($0.26, per shares)			12,000	12	3,108						3,120
Issuance of common stock for services, April ($0.12, per share)			210,000	210	24,990				(20,000)		5,200
Issuance of common stock for services, May ($0.20, per share)			350,000	350	69,650				(61,600)		8,400
Issuance of common stock for cash, May ($0.10, per share)			145,000	145	14,355						14,500
Issuance of common stock for cash, June ($0.10, per share)			334,000	334	33,066						33,400
Issuance of common stock for cash, June ($0.085, per share)			150,000	150	12,600						12,750
Issuance of common stock for cash, June ($0.08, per share)			25,000	25	1,975						2,000
Issuance of common stock for services, June ($0.16, per share)			300,000	300	47,700				(48,000)
Amortization of prepaid services paid for with common stock									110,767		110,767
Value of the beneficial conversion feature for the issuance of convertible debt					25,000						25,000
Issuance of common stock for cash, July ($0.10, per share)			379,500	380	37,571						37,951
Issuance of common stock for services, July ($0.15, per share)			30,000	30	4,470						4,500
Issuance of common stock for cash, August ($0.10, per share)			101,000	101	9,999						10,100
Issuance of common stock for cash, September ($0.10, per share)			369,000	369	36,531						36,900
Issuance of common stock for cash, September ($0.08, per share)			306,250	306	24,194						24,500
Issuance of common stock for cash, October ($0.08, per share)			3,750	4	296						300
Issuance of common stock for cash, October ($0.09, per share)			40,000	40	3,560						3,600
Issuance of common stock for cash, October ($0.10, per share)			27,000	27	2,673						2,700
Issuance of common stock for cash, November ($0.08, per share)			12,500	13	987						1,000
Issuance of common stock for cash, November ($0.10, per share)			32,400	32	3,208						3,240
Issuance of common stock for services, December ($0.071, per share)			12,500	13	875						888
Issuance of common stock for cash, December ($0.08, per share)			161,250	161	12,739						12,900
Issuance of common stock for cash, December ($0.10, per share)			27,300	27	2,603						2,630
Issuance of common stock for services, December ($0.09, per share)			10,000	10	890						900
Issuance of common stock for services, December ($0.13, per share)			500,000	500	64,500				(65,000)
Issuance of common stock for services, December ($0.17, per share)			12,500	13	2,112						2,125
Issuance of common stock for services, December ($0.1954, per share)			100,000	100	19,435						19,535
Issuance of common stock for conversion of notes, December ($0.08, per share)			26,297	26	1,974						2,000
Issuance of common stock for conversion of notes, December ($0.07, per share)			270,468	270	19,730						20,000
Issuance of common stock for conversion of notes, December ($0.10, per share)			202,703	203	14,797						15,000
Issuance of warrants for services, December					29,578						29,578
Net loss						(982,677)					(982,677)

Balance December 31, 2008			21,859,764	21,858	8,099,730	(9,292,006)			(101,333)	(167,090)	(1,438,841)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Amortization of prepaid services paid for with common stock									571,625		571,625
Issuance of common stock for conversion of notes, January ($0.06, per share)			255,965	256	14,744						15,000
Issuance of common stock for cash, January ($0.50, per share)			200	1	98						99
Issuance of common stock for cash, January ($0.07, per share)			294,999	295	20,355						20,650
Issuance of common stock for cash, January ($0.08, per share)			12,500	12	988						1,000
Issuance of common stock for cash, January ($0.10, per share)			255,000	255	25,245						25,500
Issuance of common stock for conversion of notes, February ($0.06, per share)			166,739	167	9,833						10,000
Issuance of common stock for conversion of notes, February ($0.09, per share)			221,984	222	19,778						20,000
Issuance of common stock for cash, February ($0.07, per share)			526,927	527	36,358						36,885
Issuance of common stock for cash, February ($0.10, per share)			110,500	110	10,940						11,050
Issuance of common stock for services, March ($0.11, per share)			300,000	300	32,700				(33,000)
Issuance of common stock for conversion of notes, March ($0.07, per share)			137,768	138	9,862						10,000
Issuance of common stock for conversion of notes, March ($0.08, per share)			316,241	316	24,684						25,000
Issuance of common stock for cash, March ($0.07, per share)			289,286	289	19,961						20,250
Issuance of common stock for cash, March ($0.10, per share)			10,000	10	990						1,000
Value of the beneficial conversion feature for the issuance of convertible debt					149,750						149,750
Issuance of warrants for services, January					36,644						36,644
Issuance of common stock for services, April ($0.09, per share)			20,000	20	1,780						1,800
Issuance of common stock for services, April ($0.10, per share)			510,000	510	50,490				(50,000)		1,000
Issuance of common stock for cash, April ($0.07, per share)			274,999	275	18,975						19,250
Issuance of common stock for cash, April ($0.10, per share)			29,500	30	2,920						2,950
Issuance of common stock for conversion of notes, April ($0.07, per share)			511,979	512	34,488						35,000
Issuance of common stock for conversion of notes, April ($0.06, per share)			158,897	159	9,841						10,000
Issuance of common stock for conversion of notes, May ($0.06, per share)			399,617	399	24,601						25,000
Issuance of common stock for services, May ($0.09, per share)			60,000	60	5,090						5,150
Issuance of common stock for cash, May ($0.07, per share)			77,000	77	5,313						5,390
Issuance of common stock for conversion of notes, June ($0.06, per share)			381,098	381	24,619						25,000
Issuance of common stock for conversion of notes, June ($0.07, per share)			934,516	935	54,065						55,000
Issuance of common stock and warrants for cash, June ($0.07, per share)			582,142	582	40,168						40,750

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, June ($0.08, per share)			420,000	420	34,562						34,982
Issuance of common stock for cash, July ($0.07, per share)			976,250	976	67,361						68,337
Issuance of common stock for cash, July ($0.065, per share)			215,500	216	13,792						14,008
Issuance of common stock for cash, July ($0.10, per share)			20,000	20	1,980						2,000
Issuance of common stock for cash, July ($0.26, per share)			3,846	4	996						1,000
Issuance of common stock for conversion of notes, July ($0.065, per share)			153,941	154	9,846						10,000
Issuance of common stock for cash, August ($0.07, per share)			130,000	130	8,970						9,100
Issuance of common stock for cash, August ($0.085, per share)			58,822	59	4,941						5,000
Issuance of common stock and warrants for cash, August ($0.10, per share)			1,480,000	1,480	146,520						148,000
Issuance of common stock for cash, August ($0.11, per share)			10,000	10	1,090						1,100
Issuance of common stock for cash, August ($0.12, per share)			100,000	100	11,900						12,000
Issuance of common stock for cash, August ($0.24, per share)			152,498	153	36,447						36,600
Issuance of common stock for cash, August ($0.26, per share)			140,384	140	36,360						36,500
Issuance of common stock for cash, August ($0.28, per share)			16,785	17	4,683						4,700
Issuance of common stock for cash, August ($0.30, per share)			164,000	164	49,036						49,200
Issuance of common stock for cash, August ($0.33, per share)			6,363	6	2,094						2,100
Issuance of common stock for services, August ($0.09, per share)			1,200,000	1,200	106,800				(108,000)
Issuance of common stock for services, August ($0.25, per share)			100,000	100	24,900				(25,000)
Issuance of common stock for services, August ($0.10, per share)			50,000	50	4,950				(5,000)
Issuance of common stock for services, August ($0.16, per share)			100,000	100	15,900				(16,000)
Issuance of common stock for cash, September ($0.10, per share)			20,000	20	1,980						2,000
Issuance of common stock for cash, September ($0.20, per share)			40,000	40	7,960						8,000
Issuance of common stock for cash, September ($0.22, per share)			286,361	286	62,714						63,000
Issuance of common stock for cash, September ($0.23, per share)			126,086	126	28,874						29,000
Issuance of common stock for cash, September ($0.235, per share)			29,787	30	6,970						7,000

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, September ($0.25, per share)			46,000	46	11,454						11,500
Issuance of common stock for cash, September ($0.26, per share)			84,230	84	21,816						21,900
Issuance of common stock for cash, September ($0.30, per share)			21,333	21	6,379						6,400
Issuance of common stock for cash, September ($0.325, per share)			1,230	1	399						400
Issuance of common stock for cash, September ($0.33, per share)			67,000	67	22,043						22,110
Issuance of common stock for cash, September ($0.375, per share)			10,000	10	3,740						3,750
Issuance of common stock for services, September ($0.47, per share)			100,000	100	46,900						47,000
Issuance of common stock for services, September ($0.61, per share)			500,000	500	304,500				(305,000)
Issuance of common stock for services, September ($0.50, per share)			5,000	5	2,495				(2,500)
Issuance of common stock and exercise of warrants for a reduction in a payable, September ($0.10, per share)			350,000	350	34,650						35,000
Issuance of common stock options, July					40,706						40,706
Issuance of common stock for cash, October ($0.22, per share)			11,363	11	2,489						2,500
Issuance of common stock for cash, October ($0.18, per share)			246,107	246	44,054						44,300
Issuance of common stock for cash, October ($0.17, per share)			25,882	26	4,374						4,400
Issuance of common stock for cash, November ($0.18, per share)			98,775	99	17,681						17,780
Issuance of common stock for cash, November ($0.20, per share)			167,500	168	33,332						33,500
Issuance of common stock for cash, December ($0.19 per share)			2,500	3	472						475
Issuance of common stock for cash, December ($0.16, per share)			100,000	100	15,900					(16,000)
Issuance of common stock for cash, December ($0.17, per share)			5,882	6	994					(1,000)
Issuance of common stock for cash, December ($0.18, per share)			102,111	102	18,278					(12,000)	6,380
Issuance of common stock for cash, December ($0.20, per share)			10,000	10	1,990						2,000
Issuance of common stock for cash, December ($0.30, per share)			1,100,000	1,100	328,900						330,000
Issuance of common stock for services, October ($0.42, per share)			100,000	100	41,900						42,000
Issuance of common stock for services, December ($0.38, per share)			345,000	345	130,755				(5,700)		125,400
Issuance of common stock for conversion of notes, December ($0.1284, per share)			1,495,327	1,495	190,505						192,000
Value of the beneficial conversion feature for the issuance of convertible debt					100,921						100,921
Issuance of warrants					10,161						10,161
Payment on stock subscription receivable										90	90
Net loss						(2,271,917)					(2,271,917)

Balance December 31, 2009			39,693,484	$39,692	$10,914,424	$(11,563,923)			(79,908)	(196,000)	(885,715)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Payment on stock subscription receivables										29,000	29,000
Amortization of prepaid services paid for with common stock									98,058		98,058
Issuance of common stock for cash, February ($0.15, per share)			135,000	135	20,115						20,250
Issuance of common stock for cash, February ($0.16, per share)			318,420	318	50,629						50,947
Issuance of common stock for cash, February ($0.17, per share)			159,647	160	26,980						27,140
Issuance of common stock for cash, February ($0.18, per share)			10,000	10	1,790						1,800
Issuance of common stock for cash, February ($0.23, per share)			553,261	553	126,697						127,250
Issuance of common stock for settlement of accounts payable, February ($0.261, per share)			121,212	120	31,504						31,624
Issuance of common stock for cash, February ($0.30, per share)			101,000	101	30,199						30,300
Issuance of common stock for cash, February ($0.333, per share)			100,000	100	33,233						33,333
Issuance of common stock for cash, February ($0.42, per share)			33,000	33	13,827						13,860
Issuance of common stock for services, February ($0.475, per share)			14,000	14	6,636				(6,650)
Issuance of common stock for services, February ($0.575, per share)			20,000	20	11,480				(11,500)
Issuance of common stock for cash, March ($0.18, per share)			10,000	10	1,790						1,800
Issuance of common stock for cash, March ($0.21, per share)			4,761	5	995						1,000
Issuance of common stock for cash, March ($0.28, per share)			357,142	357	99,643					(100,000)
Issuance of common stock for cash, March ($0.294, per share)			6,803	7	1,993						2,000
Issuance of common stock for cash, March ($0.30, per share)			152,666	153	45,647						45,800
Issuance of common stock for cash, March ($0.35, per share)			6,000	6	2,094						2,100
Issuance of common stock for cash, March ($0.37, per share)			13,514	14	4,986						5,000
Issuance of common stock for cash, March ($0.38, per share)			50,000	50	18,950						19,000
Issuance of common stock for cash, March ($0.39, per share)			1,025	1	399						400
Issuance of common stock for cash, March ($0.40, per share)			3,000	3	1,197						1,200
Issuance of common stock for settlement of accounts payable, March ($0.269 per share)			80,000	80	21,420						21,500
Issuance of common stock for settlement of accounts payable, March ($0.53, per share)			3,774	4	1,996						2,000
Issuance of common stock for services, March ($0.485, per share)			150,000	150	72,600						72,750
Issuance of common stock for services, March ($0.49, per share)			600,000	600	293,400				(294,000)
Write off uncollectible stock subscription receivable, March					(155,000)					155,000
Value of the beneficial conversion feature for the issuance of convertible debt					248,889						248,889
Issuance of common stock for cash, April ($0.34, per share)			40,000	40	13,560						13,600
Issuance of common stock for cash, April ($0.36, per share)			24,000	24	8,568						8,592

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, April ($0.39, per share)			1,795	2	698						700
Issuance of common stock for cash, April ($0.42, per share)			3,570	4	1,496						1,500
Issuance of common stock for cash, April ($0.43, per share)			2,500	2	1,073						1,075
Issuance of common stock for cash, April ($0.44, per share)			7,955	8	3,492						3,500
Issuance of common stock for cash, April ($0.45, per share)			10,000	10	4,490						4,500
Issuance of common stock for services, April ($0.49, per share)			55,000	55	26,895						26,950
Issuance of common stock for cash, May ($0.35, per share)			28,572	29	9,971						10,000
Issuance of common stock for cash, May ($0.40, per share)			14,000	14	5,586						5,600
Issuance of common stock for cash, May ($0.44, per share)			116,500	116	51,144						51,260
Issuance of common stock for cash, June ($0.28, per share)			25,000	25	6,975						7,000
Issuance of common stock for cash, June ($0.30, per share)			11,000	11	3,289						3,300
Issuance of common stock for cash, June ($0.31, per share)			1,000	1	309						310
Issuance of common stock for cash, June ($0.32, per share)			3,750	4	1,196						1,200
Issuance of common stock for services, June ($0.38, per share)			150,000	150	56,850						57,000
Issuance of common stock for services, June ($0.41, per share)			100,000	100	40,400						40,500
Payment received for stock subscription receivable, June										100,000	100,000
Issuance of common stock for cash, July ($0.21, per share)			76,190	76	15,924						16,000
Issuance of common stock for conversion of notes, July ($0.24, per share)			207,727	208	49,792						50,000
Issuance of common stock for cash, August ($0.19, per share)			65,788	66	12,434						12,500
Issuance of common stock for conversion of notes, August ($0.19, per share)			393,288	393	74,607						75,000
Issuance of common stock for cash, August ($0.20, per share)			22,500	23	4,477						4,500
Issuance of common stock for cash, September ($0.17, per share)			1,500,000	1,500	253,500						255,000
Issuance of common stock for conversion of notes, September ($0.18, per share)			269,472	269	49,731						50,000
Forfeiture of common stock issued for services, September			(600,000)	(600)	(293,400)				294,000
Common stock commitment at $0.25 - $0.27								274,000	(193,596)		80,404
											3,500
Issuance of common stock for cash, October ($0.17, per share)			20,589	21	3,479
Issuance of common stock for cash, October ($0.18, per share)			20,000	20	3,580						3,600
Issuance of common stock for cash, October ($0.19, per share)			52,632	53	9,947						10,000
Issuance of common stock for cash, November ($0.14, per share)			2,000	2	278						280
Issuance of common stock for cash, November ($0.15, per share)			1,333	1	199						200
Issuance of common stock for cash, December ($0.104, per share)			10,000	10	1,030						1,040
Issuance of common stock for conversion of notes, October ($0.155, per share)			258,732	259	39,741						40,000
Issuance of common stock for conversion of notes, November ($0.156, per share)			244,059	244	37,756						38,000
Issuance of common stock for services, November ($0.23, per share)			5,000	5	1,145						1,150
Issuance of common stock for services, December ($0.15, per share)			2,500	2	373						375
Issuance of warrants for services, December					97,714						97,714
Net loss						(2,569,223)					(2,569,223)

Balance December 31, 2010			45,844,161	45,843	12,526,812	(14,133,147)	0	$274,000	$(193,596)	$(12,000)	$(1,492,089)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total
Issuance of common stock for settlement of accounts payable, January ($0.15, per share)			443,667	444	66,106						66,550
Issuance of common stock for services, January ($0.15, per share)			2,500	3	373						376
Issuance of common stock for accrued payroll, January ($0.10, per share)			150,000	150	14,850						15,000
Issuance of common stock for services, January ($0.24, per share)			300,000	300	71,700			(72,000)
Issuance of common stock for cash, February ($0.10, per share)			401,000	401	39,699						40,100
Issuance of common stock for services, February ($0.25, per share)			700,000	700	174,300			(175,000)
Issuance of common stock for services, February ($0.27, per share)			100,000	100	26,900			(27,000)
Issuance of common stock for cash, March ($0.10, per share)			997,000	997	98,703						99,700
Value of the beneficial conversion feature for the issuance of convertible debt					7,000						7,000
Issuance of common stock for conversion of note, March ($0.15, per share)			166,667	167	24,833						25,000
Issuance of common stock for cash, April ($0.10, per share)			260,000	260	25,740						26,000
Issuance of common stock for cash, April ($0.14, per share)			71,428	71	9,929						10,000
Issuance of common stock for conversion of note, April ($0.15, per share)			166,667	167	24,833						25,000
Issuance of common stock for cash, April ($0.17, per share)			82,353	82	13,918						14,000
Issuance of common stock for services, April ($0.27, per share)			65,000	65	17,972						18,037
Issuance of common stock for services, April ($0.15, per share)			3,000,000	3,000	447,000						450,000
Issuance of common stock for cash, April ($0.13, per share)			106,154	106	13,694						13,800
Issuance of common stock for cash, June ($0.10, per share)			6,000	6	594						600
Issuance of common stock for services, June ($0.13, per share)			250,000	250	32,250						32,500
Issuance of common stock for cash, June ($0.18, per share)			2,000	2	358						360
Issuance of common stock for cash, July ($0.10, per share)			200,000	200	19,800						20,000
Issuance of common stock for services, July ($0.14, per share)			250,000	250	34,750						35,000
Issuance of common stock subscription, July										(200,000)	(200,000)
Issuance of common stock for settlement of accounts payable, July ($0.14, per share)			169,734	170	23,593						23,763
Issuance of common stock for cash, August ($0.08, per share)			130,000	130	10,270						10,400
Issuance of common stock for cash, September ($0.10, per share)			9,615	10	990						1,000
Issuance of common stock for cash, September ($0.18, per share)			2,000	2	358						360
Issuance of warrants for services, September					104,778						104,778
Issuance of common stock for services, October ($0.05, per share)			50,000	50	2,450						2,500
Issuance of common stock for cash, October ($0.10, per share)			50,000	50	4,950						5,000
Issuance of common stock for settlement of accounts payable, October ($0.10, per share)			578,000	578	57,222						57,800
Issuance of common stock for services, October ($0.10, per share)			850,000	850	84,150						85,000
Issuance of common stock for services, October ($0.14, per share)			100,000	100	13,900						14,000
Issuance of common stock for services, October ($0.20, per share)			1,000,000	1,000	199,000						200,000
Issuance of warrants for services, October					83,847						83,847
Commitment for common stock for cash, November ($0.05 per share)								3,650			3,650
Amortization of stock for services									110,868		110,868
Net loss						(2,238,011)					(2,238,011)
Balance December 31, 2011			56,503,946	$56,503	$14,277,622	$(16,371,158)	0	$3,650	$(82,728)	$(212,000)	$(2,328,111)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, January ($0.05, per share)			173,000	173	8,477						8,650
Issuance of common stock for cash, January ($0.06, per share)			66,666	67	3,933						4,000
Issuance of common stock for cash, January ($0.04, per share)			25,000	25	975						1,000
Issuance of common stock for cash, January ($0.03, per share)			4,000,000	4,000	116,000						120,000
Issuance of common stock for cash, January ($0.10, per share)			1,395,000	1,395	138,105						139,500
Issuance of common stock for cash, January ($0.112, per share)			589,285	589	65,411						66,000
Issuance of common stock for services, February ($0.13, per share)			850,000	850	109,650						110,500
Issuance of common stock for services, March ($0.13, per share)			500,000	500	64,500						65,000
Issuance of common stock for cash, February ($0.05, per share)			100,000	100	4,900						5,000
Issuance of common stock for services, February ($0.17, per share)			200,000	200	33,800						34,000
Issuance of preferred stock for accrued payroll, March ($0.67, per share)	500,000	500			334,785						335,285
Issuance of common stock for cash, April ($0.10, per share)			45,000	45	4,455						4,500
Issuance of common stock for debt, April ($0.12, per share)			250,000	250	1,508,000						1,508,250
Issuance of common stock for services, April ($0.13, per share)			500,000	500	64,500						65,000
Issuance of common stock for services, April ($0.14, per share)			100,000	100	13,400						13,500
Issuance of common stock for cash, April ($0.05, per share)			440,000	440	21,560						22,000
Issuance of common stock for cash, May ($0.09, per share)			7,777	8	692						700
Issuance of common stock for cash, May ($0.10, per share)			20,000	20	1,980						2,000
Issuance of common stock for conversion of debt, June ($0.03, per share)			807,273	807	21,393						22,200
Issuance of common stock for conversion of debt, June ($0.04, per share)			519,019	519	21,481						22,000
Issuance of common stock for conversion of debt, October ($0.01, per share)			845,070	845	11,155						12,000
Issuance of common stock for conversion of debt, December ($0.01, per share)			1,132,075	1,132	10,868						12,000
Issuance of common stock for services, December ($0.01, per share)			100,000	100	1,100						1,200
Value of the beneficial conversion feature for the issuance of convertible debt					75,027						75,027
Amortization of prepaid services								16,350	25,343		41,693
Net loss						(1,160,250)					(1,160,250)
Balance December 31, 2012	500,000	500	69,169,111	$69,168	$16,913,769	$(17,531,408)	-	$20,000	$(57,385)	$(212,000)	$(797,356)

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for cash, January ($0.01, per share)			2,000,000	2,000	18,000						20,000
Issuance of common stock for conversion of debt, February ($0.059, per share)			2,542,373	2,542	12,458						15,000
Issuance of common stock for conversion of debt, March ($0.006, per share)			1,000,000	1,000	4,600						5,600
Issuance of common stock for conversion of debt, March ($0.003, per share)			3,233,333	3,233	6,467						9,700
Issuance of common stock for conversion of debt, March ($0.004, per share)			1,500,000	1,500	3,750						5,250
Issuance of common stock for relief of common stock payable, March ($0.005, per share)			4,000,000	4,000	16,000			(20,000)			-
Issuance of common stock for cash, March ($0.01, per share)			2,500,000	2,500	22,500					10,000	25,000
Issuance of common stock for conversion of debt, April ($0.0042, per share)			3,571,429	3,571	11,429						15,000
Issuance of common stock for conversion of debt, April ($0.0035, per share)			7,200,000	7,200	18,000						25,200
Issuance of common stock for conversion of debt, May ($0.0023, per share)			4,173,913	4,174	5,426						9,600
Issuance of common stock for conversion of debt, May ($0.0021, per share)			3,800,000	3,800	4,180						7,980
Issuance of common stock for conversion of debt, May ($0.0018, per share)			5,222,222	5,222	4,178						9,400
Issuance of common stock for conversion of debt, June ($0.00161, per share)			3,900,000	3,900	2,379						6,279
Issuance of common stock for conversion of debt, June ($0.0015, per share)			5,200,000	5,200	2,600						7,800
Issuance of common stock for cash, June ($0.005, per share)			5,000,000	5,000	20,000						25,000
Issuance of common stock for cash, July ($0.003, per share)			5,000,001	5,000	10,001						15,000
Issuance of common stock for conversion of debt, July ($0.00189, per share)			4,200,000	4,200	3,738						7,938
Issuance of common stock for cash, July ($0.0035, per share)			2,857,143	2,857	7,143						10,000
Issuance of common stock for cash, July ($0.005, per share)			3,900,000	3,900	15,600						19,500
Issuance of common stock for cash, July ($0.01, per share)			200,000	200	1,800						2,000
Issuance of common stock for cash, August ($0.0025, per share)			1,000,000	1,000	1,500						2,500
Issuance of common stock for loan costs, August ($0.008, per share)			41,333,333	41,333	289,333		(330,667)				-
Issuance of common stock for cash, August ($0.0058, per share)			3,448,276	3,448	16,552						20,000
Issuance of common stock for cash, August ($0.01, per share)			30,000	30	270						300
Issuance of common stock for conversion of debt, August ($0.0021, per share)			8,000,000	8,000	8,800						16,800
Issuance of common stock for loan costs, September ($0.008, per share)			41,333,333	41,333	289,333		(330,667)				-
Issuance of common stock for loan costs, September ($0.01, per share)			13,157,895	13,158	118,421		(131,579)				-

The accompanying notes are an integral part of the financial statements.

	Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During Development	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Costs	Payable	Stock	Receivable	Total

Issuance of common stock for loan costs, September ($0.02, per share)			5,000,000	5,000	95,000		(100,000)				-
Issuance of common stock for conversion of debt, November ($0.0049, per share)			1,500,000	1,500	5,850						7,350
Issuance of common stock for cash, November ($0.005, per share)			1,993,334	1,993	7,973						9,967
Issuance of common stock for loan costs, November ($0.008, per share)			5,000,000	5,000	35,000		(40,000)				-
Issuance of common stock for services, November ($0.015, per share)			100,000	100	1,400						1,500
Issuance of common stock for conversion of debt, December ($0.0056, per share)			1,700,000	1,700	7,820						9,520
Issuance of common stock for cash, December ($0.005, per share)			700,000	700	2,800						3,500
Issuance of common stock for loan costs, December ($0.015, per share)			4,000,000	4,000	56,000		(60,000)				-
Cash received for subscription recivable										(10,000)	-
Commitment to issue 41,333,334 shares as loan costs for $0.008 per share							(330,667)	330,667			-
Amortization of deferred non-cash offering costs							103,982				103,982
Amortization of services paid for with common stock									19,392		19,392
Commitment to issue shares for services at $0.012 per share in January								5,400			5,400
Commitment to issue shares for services at $0.005 per share in September								1,000			1,000
Commitment to issue shares for services at $0.005 per share in December								5,000			5,000
Relief of derivative liability through conversion of shares					289,703						289,703
Net loss						(887,672)					(887,672)
Balance December 31, 2013	500,000	500	268,465,696	$268,464	$18,329,773	$(18,419,080)	(1,219,598)	$342,067	$(37,993)	$(212,000)	$(947,867)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(887,672)	$(1,160,250)	$(18,419,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement	-	-	2,735,649
Common stock issued for services and amortization of common stock issued for services	46,292	330,893	5,417,975
Loss on deposit	-	197,500	197,500
Contribution from shareholder	-	-	188,706
Unrealized loss (gain) on derivative liability	136,643	(21,608)	115,035
Amortization of beneficial conversion feature	-	-	539,876
Amortization of deferred loan costs	-	-	24,750
Amortization of deferred offering costs	103,982	-	103,982
Write off of deferred offering costs	-	-	119,393
Write off of deferred non cash offering costs	-	-	49,120
Gain on disposal of fixed assets	-	-	(1,965)
Depreciation	4,827	4,518	60,291
Amortization of agency fee		-	100,000
Amortization of discount on notes payable	115,797	146,603	296,258
Decrease (increase) in prepaid expenses	41,981	(3,587)	31,276
Increase (decrease) in:
Accounts payable	28,045	1,808	354,981
Accrued expenses	1,400	(5,000)	301,906
Accrued payroll	127,427	126,569	855,852
Accrued royalty fees	25,000	25,000	1,768,167
Accrued interest	6,957	7,429	29,341
Net cash used by operating activities	(249,321)	(350,125)	(5,130,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	-	(197,500)	(197,500)
Repayment of notes receivable from stockholders	-	-	22,095
Advances to related party	-	-	805
Proceeds from sale of fixed assets	-	-	2,500
Purchase of fixed assets	-	(15,000)	(68,538)
Net cash used by investing activities	-	(212,500)	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	-	(5,000)	(162,084)
Advances from stockholders	-	1,430	272,582
Increase in deferred offering costs	-	-	(194,534)
Proceeds from issuance of common stock	138,766	373,350	4,389,909
Proceeds from exercise of options	-	-	45,000
Debt issuance costs	-	-	(19,750)
Repayment of convertible notes payable	(43,200)	-	(66,200)
Proceeds from issuance of notes payable	118,385	-	118,385
Proceeds from issuance of convertible notes payable	32,500	187,500	1,114,750
Net cash provided by financing activities	246,451	557,280	5,498,058

Net (decrease) increase in cash	(2,870)	(5,345)	3,423

Cash, beginning of period	6,293	11,638	-

Cash, end of period	$3,423	$6,293	$3,423

The accompanying notes are an integral part of the financial statements.

	For the Years Ended December 31,		Period November 27, 2000 (Date of Inception) through December 31,
	2013	2012	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,272	$12,832	$55,581
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock	$-	$-	$29,090
Option to acquire license for issuance of common stock	$-	$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement	$-	$-	$33,774
Deferred offering costs netted against issuance of common stock	$-	$-	$41,735
Value of beneficial conversion feature of notes payable	$-	$-	$19,507
Deferred non-cash offering costs in connection with private placement	$-	$-	$74,850
Application of amount due from shareholder against related party debt	$-	$-	$8,099
Amortization of offering costs related to stock for services	$-	$-	$25,730
Settlement of notes payable in exchange for prepaid services	$-	$-	$356,466
Common stock issued in exchange for prepaid services	$5,400	$110,500	$2,460,064
Common stock issued in exchange for accrued royalties	$-	$1,301,500	$1,718,167
Common stock issued for accruals	$-	$206,750	$206,750
Receivable issued for exercise of common stock options	$-	$-	$367,000
Common stock issued in exchange for fixed assets	$-	$-	$5,000
Acquisition of agency fee intangible through accrued expenses	$-	$-	$900,000
Beneficial conversion fetaure on convertible notes	$-	$-	$531,561
Conversion of convertible debt to equity (64,083,422 shares since inception)	$155,017	$-	$927,017
Conversion of convertible debt to equity (3,303,437 shares since inception)	$-	$66,500	$66,500
Common stock issued for accounts payable	$-	$-	$208,838
Common stock issued for accrued payroll	$-	$-	$15,000
Preferred stock issued for accrued payroll	$-	$335,285	$335,285
Common stock payable for prepaid services	$-	$245,000	$245,000
Issuance of common stock to employees	$-	$-	$274,000
Common stock issued for accrued expenses	$-	$-	$29,400
Derivative liability and debt discount	$45,070	$187,500	$275,070
Write off uncollectible stock subscription receivable	$-	$-	$155,000
Write off of intangible asset and agency fee payable	$-	$-	$900,000
Conversion of accrued interest to common stock	$3,400	$1,700	$5,100
Construction in progress financed with noted payable	$285,799	$-	$285,799
Deferred loan costs paid with common stock	$992,913	$-	$992,913
Deferred loan costs paid with common stock payable	$330,667	$-	$330,667
Common stock issued to extinguish derivative liability	$289,704	$-	$289,704
Prepaid Interest Reserve	$87,062	$0	$87,062

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2013 and 2012,
and the Period November 27, 2000 (Date of Inception)
through December 31, 2013

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

We are currently working on the development of three (3) separate revolutionary technologies: (a) Detonation Cycle Gas Turbine Engine (DCGT); (b) Hydrogen Production Burner System (HPBS); and (c) the Gas To Methanol Technology (GTM)

Effective August 29, 2013, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State, to reflect the Board of Directors adoption of a resolution, consented to by those holding a majority of the common shareholder votes, which increased the authorized common stock of the company to 499,000,000 shares of common stock, having a par value of $0.001.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013 and since November 27, 2000 (date of inception) through December 31, 2013, the Company had a net loss of $887,672 and $18,419,080, respectively. As of December 31, 2013, the Company has not emerged from the development stage and has a working capital deficit of $212,739. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2013 and 2012. Insurance coverage was $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2013 and 2012, there were no amounts held in interest bearing accounts.

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues. The derivative liability is recorded at fair value (see Note 10).

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended December 31, 2013 and 2012 and the period November 27, 2000 (date of inception) to December 31, 2013 amounted to $0, $0 and $3,882,494, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2013 or 2012 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash debt issuance costs and they are being amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income in the statement of changes in stockholders’ deficit.

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2013 and 2012 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2013 and 2012 potentially dilutive common stock options and warrants of 6,655,413 and 5,405,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented. Additionally, convertible notes payable were convertible into approximately 1,630,000 shares of common stock based on the conversion price at December 31, 2013. Potential common shares from convertible preferred stock are excluded from the computation of diluted earnings per share of 500,000 shares.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

There were no grants awarded in 2013 and 2012.

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2013 and 2012, the Company recognized approximately $46,300 and $331,000, respectively, in consulting expenses (see Note 7).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability associated with an embedded conversion option that is included as a level 2 input (see Note 10).

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

The Company entered into a Debt Settlement Agreement (the “Agreement”) dated April 27, 2012 with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 31, 2001, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012. As of December 31, 2013 and 2012, the Company has accrued $50,000 and $25,000 of royalty fees related to this agreement, respectively.

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

5.	Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2013	2012
Furniture and fixtures	$1,505	$1,505
Equipment	18,091	18,091
Automobile	15,000	15,000
Leasehold improvements	35,323	35,323
	69,919	69,919
Less accumulated depreciation and amortization	57,208	52,381
	$12,711	$17,538

On July 3, 2012, the Company entered into a Joint Venture Agreement with ENERGY TECHNOLOGY SERVICES CO. LTD., an international company incorporated in Taiwan (“ETS”) for the purpose of the engaging both parties in the manufacture, leasing and /or sale of ETS’s hydrogen generator burning systems (the “Equipment”) in Asia, which Agreement was subsequently amended December 6, 2013. Under the Joint Venture, the Company was to purchase and own all the Equipment, and ETS was to provide for the manufacturing and on-time delivery and installation of the Equipment, to order. Additionally, TTE had agreed to pay ETS 2.5 million CAD over a one (1) year period upon certification of the H2 Generator in China, and receipt of five (5) confirmed orders for additional machines. Thereupon, TTE would receive a full transfer of the H2 technology.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default of their obligations and is currently negotiating with ETS for the refund of the CAD$300,000 advance which is expected to be refunded by December 31, 2014. The Company received approximately CAD$50,000 from ETS subsequent to December 31, 2013 and this amount was used to pay down the loan from 2367416 Ontario, Inc.

The Company is now in negotiations directly with HUE to provide us with the equipment necessary to fulfill our business plan. HUE has agreed verbally to sell us the rights to the technology for 1.5 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the second quarter of 2014.

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

The Company’s 2011 Plan authorizes up to 5,000,000 shares of common stock to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2013 and 2012, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to the Plan. As of December 31, 2013, 4,150,000 shares are available under the Plan for future grants.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013, based on the Company’s closing stock price of $0.014 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012, based on the Company’s closing stock price of $0.012 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were no warrants issued during the years ended December 31, 2013 and 2012.

The following table represents our stock option and warrant activity for the years ended December 31, 2013:

	Shares	Range of Exercise Prices		Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2011	5,405,413		$0.10 – 2.00
Options and warrants granted	0	$
Options and warrants cancelled or expired	0	$
Outstanding at December 31, 2012	5,405,413		$0.10 – 2.00
Options and warrants granted	1,250,000		$0.05	$0.05
Options and warrants cancelled or expired	0

Outstanding at December 31, 2013	6,655,413		$0.05 – 2.00
Exercisable at December 31, 2013	6,655,413		$0.05 – 2.00
Exercisable at December 31, 2012	5,405,413		$0.10 – 2.00

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2013:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$ 0.1$0.05 – $2.00	6,655,413	2.27 Years	$0.24	2.27 Years	6,655,413	$0.24

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2013 and 2012, respectively. During 2013 and 2012, the Company recognized $0 and $0 in compensation expense related to stock option grants. As of December 31, 2013 unrecognized compensation expense related to common stock options was approximately $37,000, which is expected to be recognized over a weighted average period of 2 years.

During the year ended December 31, 2012, the Company’s Board of Directors approved an increase of common stock authorized to be issued to 499,000,000 shares.

7.	Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the years ended December 31, 2013 and 2012, rent expense was approximately $25,000 and $25,000, respectively.

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

In January 2013, the Company entered into employment agreements with terms that commence on January 1, 2013 and run through December 31, 2013. These agreements have a cumulative annual salary of approximately $104,000 annually and cumulative grants of fully vested stock issuances of 450,000 shares of stock. At the January 1, 2013 grant date, the Company recognized approximately $1,350 in stock-based compensation related to the above grants of common stock made during 2013. Additionally, the employees were entitled to receive a bonus of 1,250,000 common stock options, with an exercise price of $0.05 per share, and expire five years from the date of grant. The grants of common stock and common stock options were essentially sign-on bonuses, and accordingly, the grant-date fair values were recognized as compensation expense at the January 1, 2013. These employment agreements were not renewed upon their expiration on December 31, 2013.

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

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle the Company to take possession of the entire performance bond. As of December 31, 2013, there has not been any payments made on this lease.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

8.	Notes Payable

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

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of December 31, 2013, the Company has recorded $374,636 as a note payable and $285,799 as construction in progress.

During the year ended December 31, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of December 31, 2013, the Company has issued 82,666,666 shares to 236 with the remaining 41,333,334 to be issued when the remaining CAN $150,000 is funded and recorded $992,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $908,219. The Company recorded a common stock payable of $330,667 related to the shares not yet issued at December 31, 2013.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $91,671.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $122,134.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $23,555 and $40,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $38,422.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of December 31, 2013, the Company recorded a note payable in the amount of $19,953 and $60,000 in deferred non-cash debt issuance costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2013 was $59,079.

9.	Convertible Notes and Derivative liability

In April 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $62,225, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,800 of interest expense related to amortization during 2013. As of December 31, 2013, the Company has converted $42,500 of debt into 5,538,855 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In July 2012, the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of January 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $48,384, respectively. As of December 31, 2013, the Company has converted $42,500 of debt into 12,880,124 shares of common stock and $1,300 of accrued interest into 565,217 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized and the Company recognized $15,650 of interest expense related to amortization in 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In October 2012, the Company issued a convertible promissory note for $27,500. The note pays interest at 8% per annum, and principal and accrued interest was due on the maturity date of July 18, 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $27,500 and $28,950, respectively. As of December 31, 2013, the Company has converted $27,500 of debt into 10,200,000 shares of common stock. As of December 31, 2013 the discount related to the note was fully amortized and the Company recognized $19,955 of interest expense related to amortization in 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $44,008 of interest expense related to amortization through 2013. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

In February 2013, the Company issued a convertible promissory note for $32,500. The note pays interest at 8% per annum, and principal and accrued interest was due in November 2013. The conversion option price associated with the note has a 41 percent discount to the market price of the stock. The market price is based on the average of the three lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $32,500 and $53,900, respectively. The debt discount was amortized over the life of the note, and the Company recognized $32,500 of interest expense related to amortization during 2013 and approximately $15,000 of interest expenses as a pre-payment penalty. This note was fully repaid as of December 31, 2013. The derivative liability has been adjusted to fair value each reporting period, with unrealized gain (loss) reflected in other income and expense.

For the year ended December 31, 2013, the unrealized loss on the above derivatives was $136,643.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2013 and 2012 related to the above derivative liability are as follows:

	Fair Value Measurements at December 31, 2013 (1)		Fair Value Measurements at December 31, 2012(1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(6,702)	$(6,702)	$(123,272)	$(123,272)
Total liabilities	$(6,702)	$(6,702)	$(123,272)	$(123,272)
___________________
(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2013 or 2012.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2013, 2012 or the period November 27, 2000 (Date of Inception) through December 31, 2013.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2013 or 2012 or the period November 27, 2000 (Date of inception) through December 31, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2013	2012
Tax expense (benefit) at U.S. statutory rate	$(301,800)	$(394,500)
State income tax expense (benefit), net of federal benefit	(32,300)	(42,200)
Effect of non-deductible expenses	51,800	(7,900)
Other	2,040	-
Change in valuation allowance	280,260	444,600
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liability), noncurrent:
Depreciation	$1,900	2,000
License agreement	158,400	237,600
Capitalized start up costs	5,097,800	4,906,000
Net operating loss	649,700	560,700
Stock compensation	105,900	109,400
Accrued expenses	233,760	174,500
Contribution carryover	2,700	2,700
Debt issuance	-	2,100
Amortization expense and beneficial conversion features	-	(25,100)
Valuation allowance	(6,250,160)	(5,969,900)
	$-	$-

Change in valuation allowance:

2013
Balance, December 31, 2012	$(5,969,900)
Increase in valuation allowance	(280,260)
Balance, December 31, 2013	(6,250,160)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2013 and 2012.

As of December 31, 2013, the Company had federal and state net operating loss carry-forwards totaling approximately $1,801,300 which begin expiring in 2022.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2009 – 2011.

11.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at December 31, 2013 and 2012 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to December 31, 2014.

As of December 31, 2013 and 2012, accounts payable included $12,220 for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

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

12.	Series A Convertible Preferred Stock

On March 16, 2012, the Company created the Series A Convertible Preferred Stock (“Series A”). The Series A has the following features:

●	Par value is $.001.
●	1,000,000 shares authorized.
●	Voting rights on each matter submitted to common shareholders; 306 votes per each share of preferred stock held.
●	Convertible after 6 months from the above date on a ratio of one-to-one into common shares at the option of the preferred share holder.

During the year ended December 31, 2012, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s CEO in exchange for accrued payroll of $335,285.

13.	Subsequent Events

Subsequent to the year ended December 31, 2013, the Company issued 1,479,000 shares of common stock for the conversion of a note payable and related accrued interest of $10,353 through February 4, 2014.

Subsequent to the year ended December 31, 2013, the Company issued 7,155,352 shares of common stock for cash of $55,849 to investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Michael Rouse	57	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer And Principal Financial Officer)
Phyllis J. Rouse	55	Vice President, Secretary, Treasurer and Director
Rebecca McDonald	47	Chief Accounting Officer
John R. Dickinson	47	Audit Committee Member

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Rouse, President,	2013	$52,000	0	$0	0	0	0	0	$52,000
CEO, Chairman of the Board (1)	2012	$52,000	0	335,285	0	0	0	0	$387,285

Phyllis J. Rouse Vice President,	2013	$52,000	0	$0	0	0	0	0	$52,000
Secretary, Treasurer and Director (2)	2012	$52,000	0	$0	0	0	0	0	$52,000
________________
(1)	For the year ended December 31, 2013 and 2012, per Mr. Rouses’ employment agreement, his annual salary was $52,000.
(2)	For the year ended December 31, 2013 and 2012, per Ms. Rouses’ employment agreement, her annual salary was $52,000.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)

Michael Rouse, President, CEO, Chairman of the Board	400,000	400,000	0*	$0.25	10/1/2016	0*	0*	0*	0*

Phyllis Rouse, Vice President, Secretary, Treasurer and Director	1,550,000	1,550,000	0*	$0.05 - $0.25	7/9/2014 - 12/31/2017	0*	0*	0*	0*
___________________
*	All options and stock awards are fully vested and earned at the date of grant.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	6,655,413	$0.24	317,569

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

The following table sets forth certain information as of December 31, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Michael Rouse	5,418,555	2.02%
Alpha Engines Corporation (1)	2,812,752	1.05%
Phyllis J. Rouse (2)	950,000	0.35%
2367416 Ontario, Inc.	109,824,561	40.91%

All directors and executive officers as a group (4 persons)	119,005,868	44.33%
___________________
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
During 2013 we were billed by our accountants, Warren Averett LLC approximately $89,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2012 we were billed by our accountants, Warren Averett LLC approximately $72,600 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees
During 2013 we were billed by our accountants, Warren Averett LLC $0 for tax work.

During 2012 we were billed by our accountants, Warren Averett LLC $0 for tax work.

All Other Fees
During 2013 we were billed by our accountants, Warren Averett LLC $0 for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: April 15, 2014	By:	/s/ Michael Rouse
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: April 15, 2014	By:	/s/ Rebecca A. McDonald
Principal Accounting Officer