Form 10-Q
period 2014-03-31
TURBINE TRUCK ENGINES INC
filed 2014-05-19
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __, 200__, to __, 200__.

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

There were 328,581,880 shares of the Registrant’s $0.001 par value common stock outstanding as of May 14, 2014.

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

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Financial Statements
As of March 31, 2014 (unaudited) and December 31, 2013 and
for the three months ended March 31, 2014 and 2013 (unaudited)
and the Period November 27, 2000 (Date of Inception)
through March 31, 2014 (unaudited)
Contents
Financial Statements:

Balance Sheets	4
Statements of Comprehensive Loss	5
Statements of Cash Flows	6
Notes to Financial Statements	8

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,235	$3,423
Prepaid expenses	34,021	55,786
Deposit	237,414	285,799
Total Current Assets	283,670	345,008

Furniture and equipment, net of accumulated depreciation of $58,415 (2014) and $57,208 (2013)	11,504	12,711

TOTAL ASSETS	$295,174	$357,719
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $11,920 (2014) and $12,220 (2013)	$133,697	$146,143
Accrued interest	29,918	24,241
Accrued payroll taxes	1,871	1,871
Convertible notes, net	-	10,356
Notes payable	226,178	375,136
Total Current Liabilities	391,664	557,747

LONG-TERM LIABILITIES:
Derivative liability	-	6,702
Accrued expenses - long term	73,750	67,500
Accrued payroll - long term	503,338	503,696
Accrued royalty fees	56,250	50,000
Notes payable	192,168	116,610
Notes payable to related party	3,331	3,331
Total Long-Term Liabilities	828,837	747,839

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2014) and 500,000 (2013) shares issued and outstanding	500	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 277,098,047 (2014) and 268,465,696 (2013) shares issued and outstanding	277,099	268,464
Additional paid in capital	18,399,173	18,329,773
Common stock payable	337,067	342,067
Prepaid consulting services paid with common stock	(32,882)	(37,993)
Receivable for common stock	(212,000)	(212,000)
Deferred noncash offering costs	(1,154,326)	(1,219,598)
Accumulated other comprehensive income	25,014	-
Deficit accumulated during development stage	(18,564,972)	(18,419,080)
Total Stockholders’ Deficit	(925,327)	(947,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$295,174	$357,719

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Statements of Comprehensive Loss
(unaudited)

	For the Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31,
	2014	2013	2014

Research and development costs	$-	$-	$3,882,494
Operating costs	48,050	100,902	13,186,654
	48,050	100,902	17,069,148
OTHER EXPENSE
Change in fair value of derivative liability	5,129	79,975	118,420
Loss on investment	-	-	197,500
Interest expense	92,713	61,675	1,179,904

TOTAL OTHER EXPENSE	97,842	141,650	1,495,824

NET LOSS	$(145,892)	$(242,552)	$(18,564,972)
Unrealized gain on translation	(25,014)	-	(25,014)
COMPREHENSIVE LOSS	$(120,878)	$(242,552)	$(18,539,958)

NET LOSS PER COMMON SHARE, BASIC	$-	$-	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	272,373,029	73,678,138	38,610,462

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,892)	$(242,552)	$(18,564,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and long-term debt issued for acquisition of license agreement	-	-	2,735,649
Common stock issued for services and amortization of common stock issued for services	5,112	7,103	5,423,087
Loss on deposit	-	-	197,500
Contribution from shareholder	-	-	188,706
Unrealized loss (gain) on derivative liability	5,129	79,975	120,164
Amortization of beneficial conversion feature	-	-	539,876
Amortization of deferred loan costs	-	-	24,750
Amortization of deferred offering costs	65,272	-	169,254
Write off of deferred offering costs	-	-	119,383
Write off of deferred non cash offering costs	-	-	49,120
Gain on disposal of fixed assets	-	-	(1,965)
Depreciation	1,207	1,206	61,498
Amortization of agency fee	-	-	100,000
Amortization of discount on notes payable	-	36,704	296,258
Decrease (increase) in prepaid expenses	21,763	2,322	53,039
Increase (decrease) in:
Accounts payable	(12,446)	1,966	342,535
Accrued expenses	4,379	6,250	306,285
Accrued payroll	1,513	31,163	857,365
Accrued royalty fees	6,250	6,250	1,774,417
Accrued interest	5,677	20,322	35,018
Net cash used by operating activities	(42,037)	(49,281)	(5,173,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of agency fee rights	-	-	(100,000)
Issuance of notes receivable from stockholders	-	-	(23,000)
Deposit for Global Hydrogen Energy Corp.	-	-	(197,500)
Repayment of notes receivable from stockholders	-	-	22,095
Advances to related party	-	-	805
Proceeds from sale of fixed assets	-	-	2,500
Purchase of fixed assets	-	-	(68,538)
Net cash used by investing activities	-	-	(363,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder advances	-	-	(162,084)
Advances from stockholders	-	-	272,582
Increase in deferred offering costs	-	-	(194,534)
Proceeds from issuance of common stock	50,849	35,000	4,440,758
Proceeds from exercise of options	-	-	45,000
Debt issuance costs	-	-	(19,750)
Repayment of convertible notes payable	-	-	(66,200)
Proceeds from issuance of notes payable	-	-	118,385
Proceeds from issuance of convertible notes payable	-	32,500	1,114,750
Net cash provided by financing activities	50,849	67,500	5,548,907

Net (decrease) increase in cash	8,812	18,219	12,235

Cash, beginning of period	3,423	6,293	-

Cash, end of period	$12,235	$24,512	$12,235

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		Period November 27, 2000 (Date of Inception) through March 31,
	2014	2013	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$322	$-	$55,903
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock	$-	$10,000	$29,090
Option to acquire license for issuance of common stock	$-	$-	$10,000
Deferred offering costs netted against issuance of common stock under private placement	$-	$-	$33,774
Deferred offering costs netted against issuance of common stock	$-	$-	$41,735
Value of beneficial conversion feature of notes payable	$-	$-	$19,507
Deferred non-cash offering costs in connection with private placement	$-	$-	$74,850
Application of amount due from shareholder against related party debt	$-	$-	$8,099
Amortization of offering costs related to stock for services	$-	$-	$25,730
Settlement of notes payable in exchange for prepaid services	$-	$-	$356,466
Common stock issued in exchange for prepaid services	$-	$5,400	$2,460,064
Common stock issued in exchange for accrued royalties	$-	$-	$1,718,167
Common stock issued for accruals	$-	$-	$206,750
Receivable issued for exercise of common stock options	$-	$-	$367,000
Common stock issued in exchange for fixed assets	$-	$-	$5,000
Acquisition of agency fee intangible through accrued expenses	$-	$-	$900,000
Beneficial conversion feature on convertible notes	$-	$-	$531,561
Conversion of convertible debt to equity (65,562,422 shares since inception)	$10,356	$-	$937,373
Conversion of convertible debt to equity (3,303,437 shares since inception)	$-	$33,850	$66,500
Common stock issued for accounts payable	$-	$-	$208,838
Common stock issued for accrued payroll	$-	$-	$15,000
Preferred stock issued for accrued payroll	$-	$-	$335,285
Common stock payable for prepaid services	$-	$-	$245,000
Issuance of common stock to employees	$-	$-	$274,000
Common stock issued for accrued expenses	$-	$-	$29,400
Derivative liability and debt discount	$-	$32,500	$275,070
Write off uncollectible stock subscription receivable	$-	$-	$155,000
Write off of intangible asset and agency fee payable	$-	$-	$900,000
Conversion of accrued interest to common stock	$-	$1,667	$5,100
Construction in progress financed with noted payable	$-	$-	$285,799
Deferred loan costs paid with common stock	$-	$-	$992,913
Deferred loan costs paid with common stock payable	$-	$-	$330,667
Common stock issued to extinguish derivative liability	$11,832	$37,544	$376,562
Prepaid Interest Reserve	$-	$-	$87,062
Settlement of notes payable with refund of deposits	$48,385	$-	$48,385
Foreign currency translation adjustment	$25,014	$-	$25,014

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three Months Ended March 31, 2014 and 2013,
and the Period November 27, 2000 (Date of Inception)
through March 31, 2014
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

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2014 and 2013 and the period November 27, 2000 (Date of Inception) through March 31, 2014, (b) the financial position at March 31, 2014 and December 31, 2013, and (c) cash flows for the three month periods ended March 31, 2014 and 2013, and the period November 27, 2000 (Date of Inception) through March 31, 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of those to be expected for the entire year.

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2014 and since November 27, 2000 (date of inception) through March 31, 2014, the Company had a net loss of $145,892 and $18,564,972, respectively. As of March 31, 2014, the Company has not emerged from the development stage and has a working capital deficit of $107,994. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2014 and December 31, 2013. Insurance coverage was $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At March 31, 2014 and December 31, 2013, there were no amounts held in interest bearing accounts.

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues. The derivative liability is recorded at fair value (see Note 7).

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the three months ended March 31, 2014 and 2013 and the period November 27, 2000 (date of inception) to March 31, 2014 amounted to $0, $0 and $3,882,494, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2014 and December 31, 2013 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they are being amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income.

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three months ended March 31, 2014 and 2013 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended March 31, 2014 and 2013 potentially dilutive common stock options and warrants of 6,655,413 and 5,405,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented. Additionally, potential common shares from convertible preferred stock are excluded from the computation of diluted earnings per share of 500,000 shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability at December 31, 2013 associated with an embedded conversion option that was included as a level 2 input.

Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

5.	Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three months ended March 31, 2014 and 2013, rent expense was approximately $6,250 and $6,250, respectively.

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

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle the Company to take possession of the entire performance bond. As of March 31, 2014, the equipment has not been installed and there has not been any payments made on this lease.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

6.	Notes Payable

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

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of March 31, 2014, the Company has recorded $330,785 as a note payable and $237,414 as deposits. During the quarter ended March 31, 2014, $48,385 was paid back from the deposit and applied towards the note.

During the year ended December 31, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of March 31, 2014, the Company has issued 82,666,666 shares to 236 with the remaining 41,333,334 to be issued when the remaining CAN $150,000 is funded and recorded $992,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at March 31, 2014 was $859,731. The Company recorded a common stock payable of $337,067 related to the shares not yet issued at March 31, 2014.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of March 31, 2014, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at March 31, 2014 was $86,740.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of March 31, 2014, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at March 31, 2014 was $115,645.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of March 31, 2014, the Company recorded a note payable in the amount of $23,555 and $40,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at March 31, 2014 was $36,449.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of March 31, 2014, the Company recorded a note payable in the amount of $19,953 and $60,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at March 31, 2014 was $56,121.

7.	Convertible Notes and Derivative liability

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 1,479,000 shares of common stock during the quarter ended March 31, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three months ended March 31, 2014, the unrealized loss on the above derivatives was $5,129.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2014 and 2013 related to the above derivative liability are as follows:

	Fair Value Measurements at March 31, 2014 (1)		Fair Value Measurements at December 31, 2013 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$-	$-	$(6,702)	$(6,702)
Total liabilities	$-	$-	$(6,702)	$(6,702)
_________
(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of March 31, 2014 and December 31, 2013.

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

8.	Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at March 31, 2014 and December 31, 2013 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to March 31, 2015.

As of March 31, 2014 and December 31, 2013, accounts payable included $11,920 and $12,220, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

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

9.	Subsequent Events

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement the Company has received CAN 50,000 and are in negotiations to receive the CAN 250,000 plus interest owed. On 4/13/14 the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide us with the equipment necessary to fulfill our business plan. ZYC has agreed to sell us the rights to the technology for $1.8 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the second quarter of 2014.

Subsequent to March 31, 2014, the Company issued 51,333,333 shares of common stock for advances of CAN $50,000 under Loan Agreements with 2367416 Ontario, Inc. The Company also issued 150,000 shares of common stock for $3,000.

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

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement the Company has received CAN 50,000 and are in negotiations to receive the CAN 250,000 plus interest owed. On 4/13/14 the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide us with the equipment necessary to fulfill our business plan. ZYC has agreed to sell us the rights to the technology for $1.8 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the second quarter of 2014.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Research and Development Costs – During the three months ended March 31, 2014 and 2013, research and development costs totaled $0 and $0, respectively.

Operating Costs – During the three months ended March 31, 2014 and 2013, operating costs totaled $48,050 and $100,902, respectively. The decrease of $52,852 was mainly attributable to an approximately $25,000 decrease in payroll expenses and a decrease of approximately $28,000 in professional fees.

Interest (Income) Expense - Net - During the three months ended March 31, 2014 and 2013, net interest expense totaled $92,713 and $61,675, respectively. The increase of $31,038 was primarily due to the Company issuing notes payable during 2013 and 2014 with interest at 20%.

The net loss for the three months ended March 31, 2014 and 2013 was $145,892 and $242,552, respectively. The decrease of $96,660 was mainly attributable to the decrease in operating expenses and the decrease in the change in fair value of derivative liability offset by the increase in interest expense as discussed above.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2014 and 2013 and since November 27, 2000 (date of inception) through March 31, 2014, the Company has had net losses of $145,892, $242,552 and $18,564,972, respectively. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2014 we raised cash of approximately $4,246,224 net of issuance costs, through private placements of common stock financings and $1,213,385 through the issuance of notes payable or convertible notes payable. Additionally, we have raised net proceeds from stockholder advances of $110,498.

Since our inception through March 31, 2014 we have incurred $3,882,494 of research and development costs. These expenses were principally related to the acquisition of a license agreement in July 2002 in the amount of $2,735,649, which was expensed to research and development costs for the DCGT technology and general and administrative expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2014, we had an accumulated deficit of $18,564,972.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2014 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	6,655,413	$1,606,533
_____________
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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended March 31, 2014 and 2013 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

The Company incurred deferred loan offering costs in connection with entering into note agreements with its lender. These costs are paid with the Company’s restricted common shares and are valued at the commitment dates. They are recorded as a contra-equity and are amortized as interest expense over the life of the notes, which is five years.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During January 2014, the Company issued 2,740,000 shares of common stock for cash at a price of $0.005 per share.

During February 2014, the Company issued 1,479,000 shares of common stock for conversion of notes payable at a price of $0.007 per share.

During March 2014, the Company issued 2,400,000 shares of common stock for cash at a price of $0.005 per share.

During March 2014, the Company issued 149,999 shares of common stock for cash at a price of $0.021 per share.

During March 2014, the Company issued 15,383 shares of common stock for cash at price of $0.0325 per share.

During March 2014, the Company issued 1,050,000 shares of common stock for cash at a price of $0.01 per share.

During March 2014, the Company issued 799,970 shares of common stock for cash at a price of $0.02 per share.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 19, 2014	By:	/s/ Michael Rouse
Michael Rouse
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Dated: May 19, 2014	By:	/s/ Rebecca A. McDonald
Rebecca A. McDonald
Principal Accounting Officer