Form 10-Q
period 2014-06-30
TURBINE TRUCK ENGINES INC
filed 2014-08-01
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______, 200 __, to _____, 200__.

Commission File Number 333-109118

Turbine Truck Engines, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

46600 Deep Woods Road, Paisley Florida 32767
(Address of Principal Executive Offices)

(386) 943-8358
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.00$.001 par value preferred stock	Over the Counter Bulletin Board
$.00$.001 par value common stock	Over the Counter Bulletin Board

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

There were 340,924,979 shares of the Registrant’s $0.001 par value common stock outstanding as of July 16, 2014.

Documents incorporated by reference: none

Turbine Truck Engines, Inc.

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

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.
Financial Statements

As of June 30, 2014 (unaudited) and December 31, 2013 and for the Three and Six months ended June 30, 2014 and 2013 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-1
Statements of Comprehensive Loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

Turbine Truck Engines, Inc.
Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$3,423
Prepaid expenses	12,256	55,786
Deposit, net of reserve of $59,354 (2014) and $0 (2013)	178,060	285,799
Total Current Assets	190,316	345,008

Furniture and equipment, net of accumulated depreciation of $59,621 (2014) and $57,208 (2013)	10,298	12,711

TOTAL ASSETS	$200,614	$357,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $11,920 (2014) and $12,220 (2013)	$160,976	$146,143
Accrued payroll taxes	8,983	1,871
Accrued interest	37,559	24,241
Convertible notes, net	-	10,356
Notes payable	234,552	375,136
Total Current Liabilities	442,070	557,747

LONG-TERM LIABILITIES:
Derivative liability	-	6,702
Accrued payroll - long term	513,424	503,696
Accrued expenses - long term	80,000	67,500
Accrued royalty fees	62,500	50,000
Notes payable	243,835	116,610
Notes payable to related party	3,331	3,331
Total Long-Term Liabilities	903,090	747,839

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 500,000 (2014) and 500,000 (2013) shares issued and outstanding	500	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 340,924,979 (2014) and 268,465,696 (2013) shares issued and outstanding	340,923	268,464
Additional paid in capital	19,902,926	18,329,773
Common stock payable	5,400	342,067
Prepaid consulting services paid with common stock	(27,771)	(37,993)
Receivable for common stock	(212,000)	(212,000)
Deferred noncash offering costs	(2,249,553)	(1,219,598)
Accumulated other comprehensive income	10,489	-
Accumulated deficit	(18,915,460)	(18,419,080)
Total Stockholders’ Deficit	(1,144,546)	(947,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$200,614	$357,719

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
Statements of Comprehensive Loss
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating costs	$182,134	$166,947	$230,184	$267,849
	182,134	166,947	230,184	267,849

OTHER EXPENSE
Change in fair value of derivative liability	-	72,580	5,129	152,555
Interest expense	168,354	43,756	261,067	105,431

TOTAL OTHER EXPENSE	168,354	116,336	266,196	257,986

NET LOSS	$(350,488)	$(283,283)	$(496,380)	$(525,835)
Unrealized gain (loss) on translation	(14,525)	-	10,489	-
COMPREHENSIVE LOSS	$(365,013)	$(283,283)	$(485,891)	$(525,835)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	312,840,495	104,690,537	292,718,551	89,294,919

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(496,380)	$(525,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and amortization of common stock issued for services	10,219	3,328
Unrealized loss on derivative liability	5,129	152,555
Amortization of deferred offering costs	203,957	-
Depreciation	2,414	2,413
Amortization of discount on notes payable	-	84,341
Provision for deposit	59,354	-
Decrease in prepaid expenses	43,530	3,924
Increase in:
Accounts payable	39,833	44,932
Accrued expenses	15,500	12,500
Accrued payroll	16,839	68,996
Accrued royalty fees	12,500	12,500
Accrued interest	13,318	1,553
Net cash used by operating activities	(73,787)	(138,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	52,849	100,000
Proceeds from issuance of convertible note payable	-	32,500
Proceeds from issuance of notes payable	17,515	-
Net cash provided by financing activities	70,364	132,500

Net decrease in cash	(3,423)	(6,293)

Cash, beginning of period	3,423	6,293

Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Subscription receivable for issuance of common stock	$-	$10,000
Common stock issued in exchange for prepaid services	$-	$5,400
Conversion of convertible debt to equity (1,479,000)	$10,356	$-
Conversion of convertible debt to equity	$-	$113,409
Derivative liability and debt discount	$-	$40,880
Conversion of accrued interest to common stock	$-	$3,400
Common stock issued to extinguish derivative liability	$11,832	$157,582
Settlement of notes payable with refund of deposits	$48,385	$-
Foreign currency translation adjustment	$10,489	$-
Issuance of common stock payable	$336,667	$-
Relief of accounts payable and accruals through issuance of 236 note payable	$28,000	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013,
(unaudited)

1.	Background Information

Turbine Truck Engines, Inc. (the “Company”) is a company that was incorporated in the state of Delaware on November 27, 2000, and converted to a Nevada corporation in 2008. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Paisley, Florida.

The Company is a business whose planned principal operations are the development of the (a) Detonation Cycle Gas Turbine Engine (DCGT); (b) Hydrogen Production Burner System (HPBS); and (c) the Gas to Methanol Technology (GTM). In addition, the Company is planning to pursue both intellectual property and/or operating company asset candidates to merge into the Company. No specific candidate has been identified at this time. The Company is in the process of raising capital to support these activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

Effective August 29, 2013, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State, to reflect the Board of Directors adoption of a resolution, consented to by those holding a majority of the common shareholder votes, which increased the authorized common stock of the company to 499,000,000 shares of common stock, having a par value of $0.001.

Effective June 18, 2014, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State to reflect the Board of Directors adoption of a resolution to create “Series B Convertible Preferred Stock.” The Board of Directors designated 350,000 shares as Series B Convertible Preferred. The Series B Convertible Preferred, par value $0.001, provides for no voting rights and the shares are convertible after six months on a 20 to 1 ratio at the option of the preferred shareholder. As of June 30, 2014, no shares have been issued.

2.	Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2014 and 2013, (b) the financial position at June 30, 2014 and December 31, 2013, and (c) cash flows for the six month periods ended June 30, 2014 and 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of those to be expected for the entire year.

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2014, the Company had a net loss of $496,380. As of June 30, 2014, the Company has a working capital deficit of $251,754. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2014 and December 31, 2013. Insurance coverage was $250,000 per depositor at each financial institution. At June 30, 2014 and December 31, 2013, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. There were no amounts charged to research and development for each of the three and six month periods ended June 30, 2014 and 2013.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2014 and December 31, 2013. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they are being amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income or loss.

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three and six month periods ended June 30, 2014 and 2013 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended June 30, 2014 and 2013 potentially dilutive common stock options and warrants of 6,046,500 and 6,655,413 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented. For the six months ended June 30, 2014 and 2013 potentially dilutive common stock options and warrants of 6,046,500 and 6,655,413 have been excluded from dilutive earnings per share due the Company’s losses in all periods presented. Additionally, potential common shares from convertible preferred stock are excluded from the computation of diluted earnings per share of 500,000 shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability at December 31, 2013 associated with an embedded conversion option that was included as a level 2 input.

Recent accounting pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

5.	Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three and six months ended June 30, 2014 and 2013, rent expense was approximately $6,250, $12,500, $6,250 and $12,500, respectively.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement. 2367416 Ontario, Inc. has received CAN 50,000, directly from ETS, which has been recorded as a reduction in the outstanding note payable and the deposit. Both 2367416 Ontario, Inc. and the Company are in negotiations to receive the CAN 250,000 plus interest owed, which, when received, will also be shown as a reduction of the outstanding note payable and the deposit. During the quarter ended June 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud. The Company provided a reserve in the amount of $59,354 against this deposit on its balance sheet on June 30, 2014.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide the Company with the equipment necessary to fulfill the Company’s business plan. ZYC has agreed to sell us the rights to the technology for $1.8 million US for the H2 generator upon the completion and certification of the generator. The Company is currently working to formalize this agreement and expect to do so in the third quarter of 2014.

The Company has entered into various other agreements that have been disclosed in previous 10K and 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

6.	Notes Payable

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties. These shares are considered an additional cost in obtaining the financing and the value of these shares at the commitment date is recorded as a contra equity and amortized to interest expense over five years.

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of June 30, 2014, the Company has recorded $330,785 as a note payable and $178,060 as a deposit (net of the reserve of $59,354). During the six months ended June 30, 2014, $48,385 was paid back from the deposit and applied towards the note.

During the year ended December 31, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares were valued at $0.008 which was the share price at the commitment date. On March 1, 2014, 236 modified the required number of shares to be issued to include an additional 12,341,598 shares. These shares are valued at $0.07 which was the share price at commitment date on March 1, 2014. As of June 30, 2014, the Company has issued 136,341,598 shares to 236 and recorded $1,855,912 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at June 30, 2014 was $1,616,540. This modification did not have a material impact on the Company’s March 31, 2014 Form 10-Q and therefore did not need to be restated.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of June 30, 2014, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at June 30, 2014 was $81,753.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of June 30, 2014, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at June 30, 2014 was $109,084.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of June 30, 2014, the Company recorded a note payable in the amount of $23,555 and $40,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at June 30, 2014 was $34,445.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of June 30, 2014, the Company recorded a note payable in the amount of $19,953 and $60,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at June 30, 2014 was $53,129.

On April 15, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.037 which was the share price at commitment date. As of June 30, 2014, the Company recorded a note payable in the amount of $45,515 and $370,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at June 30, 2014 was $354,592.

7.	Convertible Notes and Derivative liability

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 1,479,000 shares of common stock during the six months ended June 30, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three and six months ended June 30, 2014, the unrealized loss on the above derivatives was $0 and $5,129, respectively.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 related to the above derivative liability are as follows:

	Fair Value Measurements at June 30, 2014 (1)		Fair Value Measurements at December 31, 2013 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$-	$-	$(6,702)	$(6,702)
Total liabilities	$-	$-	$(6,702)	$(6,702)
________________
(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013.

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

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at June 30, 2014 and December 31, 2013 is $1,901. This note payable was unsecured, non-interest bearing and has no specific repayment terms, however, payment is not expected prior to June 30, 2015.

As of June 30, 2014 and December 31, 2013, accounts payable included $11,920 and $12,220, respectively, for various accounting services, due to the Company’s Chief Accounting Officer who is also a director of the Company.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

9.	Subsequent Events

During July 2014, the Company has executed a Settlement and Release Agreement with the Chief Executive Officer, President and Director to terminate his 2011 Employment Agreement, effective July 1, 2014, which was set to expire September 30, 2014. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Chief Executive Officer, President, Director with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of July 1, 2014, serving in such positions without compensation until such time as the Board of Directors may determine, in their sole and absolute direction.

During July 2014, the Company has executed a Settlement and Release Agreement with the Vice-President, Secretary-Treasurer and Director to formally terminate her 2013 Employment Agreement which expired December 31, 2013. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Director, Secretary & Treasurer with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of January 1, 2014, serving in such Positions without compensation until such time as the Board of Directors may determine, in their sole and absolute discretion.

During July 2014, the Company has executed a Settlement and Release Agreement with the former Chief Information Officer to formally terminate his 2013 Employment Agreement which expired December 31, 2013.

During July 2014, the Company has executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer to forgive a total of $481,410 of accrued salary and payroll. The Company will record the forgiveness of accrued salary and payroll of $481,410 as a contribution to capital and $32,014 of accrued payroll taxes as forgiveness income in the third quarter. These agreements stipulate no additional accrual of payroll and salary for all 3 employees effective July 1, 2014.

During July 2014, the Company has executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer rescinding the rights for stock option compensation issued in 2011 and 2013, under separate Employment Agreements, for a cumulative total of 2,100,000 shares.

During July 2014, the Company has executed a Settlement and Release Agreement with the Chief Executive Officer that rescinds the CEO’s rights to receive 5,000,000 common shares of termination compensation as defined under Section 7 of the CEO’s October 2011 Employment Agreement.

During July 2014, the Chief Executive Officer has elected to convert 500,000 shares of Series A Convertible Preferred Stock into 500,000 shares of common stock.

During the 3rd quarter 2014, the Company is in discussions and a due diligence phase with certain shareholders of the Company, which might lead to the potential addition and removal of members of the Company’s Board of Directors, Corporate Officers and/or Senior Management.

The Company has begun discussions with Alpha Engines, Inc to negotiate both a reduction of the accrued royalty payments and future financial considerations related to the Company’s exclusive licensing agreement with Alpha Engines, Inc. for the Detonation Cycle Gas Turbine (DCGT) engine. Additionally, the Company has begun early stage discussions with a North American based entity to re-initiate research and development of the DCGT engine technology.

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

The Company has not yet generated any revenues. We are currently working on the development of three (3) separate revolutionary technologies: (a) Detonation Cycle Gas Turbine Engine (DCGT); (b) Hydrogen Production Burner System (HPBS); and (c) the Gas To Methanol Technology (GTM). In addition, the Company is planning to pursue both intellectual property and/or operating company asset candidates to merge into the Company. No specific candidate has been identified at this time.

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

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement the Company has received CAN 50,000 and are in negotiations to receive the CAN 250,000 plus interest owed. During the quarter ended June 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud. The Company provided a reserve in the amount of $59,354 against this deposit on its balance sheet on June 30, 2014.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide us with the equipment necessary to fulfill our business plan. ZYC has agreed to sell us the rights to the technology for $1.8 million US for the H2 generator upon the completion and certification of the generator. We are currently working to formalize this agreement and expect to do so in the third quarter of 2014.

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

The Company has begun discussions with Alpha Engines, Inc to negotiate both a reduction of the accrued royalty payments and future financial considerations related to the Company’s exclusive licensing agreement with Alpha Engines, Inc. for the Detonation Cycle Gas Turbine (DCGT) engine. Additionally, the Company has begun early stage discussions with a North American based entity to re-initiate research and development of the DCGT engine technology.

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

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Operating Costs – During the three months ended June 30, 2014 and 2013, operating costs totaled $182,134 and $166,947, respectively. The increase of $15,187 was mainly attributable to an approximately $24,000 decrease in payroll expenses, a decrease of approximately $8,500 in stock compensation expense and a decrease of approximately $8,000 in rent expense, all of which are offset by approximately $59,300 increase in the reserve for deposit.

Interest Expense - During the three months ended June 30, 2014 and 2013, net interest expense totaled $168,354 and $43,756, respectively. The increase of $124,598 was primarily due to the Company issuing notes payable during 2013 and 2014 with interest at 20% and through the amortization of deferred non cash offering costs.

The net loss for the three months ended June 30, 2014 and 2013 was $350,488 and $283,283, respectively. The increase of $67,205 was mainly attributable to the increase in interest expenses and operating costs, net of the decrease in the change in fair value of derivative liability as discussed above.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Operating Costs – During the six months ended June 30, 2014 and 2013, operating costs totaled $230,184 and $267,849, respectively. The decrease of $37,665 was mainly attributable to an approximately $48,500 decrease in payroll expenses, a decrease of approximately $30,000 in professional fees and a decrease of approximately $11,000 in stock compensation expense, net of approximately $59,300 increase in the reserve for deposit.

Interest Expense - During the six months ended June 30, 2014 and 2013, net interest expense totaled $261,067 and $105,431, respectively. The increase of $155,636 was primarily due to the Company issuing notes payable during 2013 and 2014 with interest at 20% and through the amortization of deferred non cash offering costs.

The net loss for the six months ended June 30, 2014 and 2013 was $496,380 and $525,835, respectively. The decrease of $29,455 was mainly attributable to the increase in interest expenses, net of the decrease in operating costs and the decrease in the change in fair value of derivative liability as discussed above.

Liquidity and capital resources

As shown in the accompanying financial statements, for the six months ended June 30, 2014 and 2013, the Company has had net losses of $496,380 and $525,835, respectively. As of June 30, 2014, the Company has not generated any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the six months ended June 30, 2014 we raised cash of $52,849 through private placements of common stock financings and $45,515 through the issuance of notes payable, of which $28,000 was used to reduce accounts payable and accruals directly.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2014, we had an accumulated deficit of $18,915,460.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2014 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	6,046,500	$1,410,000
_____________
*	Based on weighted average exercise price.

During July 2014, the Company has executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer to forgive a total of $481,410 of accrued salary and payroll. The Company will record the forgiveness of accrued salary and payroll of $481,410 as a contribution to capital and $32,014 of accrued payroll taxes as forgiveness income in the third quarter. These agreements stipulate no additional accrual of payroll and salary for all 3 employees effective July 1, 2014.

During July 2014, the Company has executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer rescinding the rights for stock option compensation issued in 2011 and 2013, under separate Employment Agreements, for a cumulative total of 2,100,000 shares.

During July 2014, the Company has executed a Settlement and Release Agreement with the Chief Executive Officer that rescinds the CEO’s rights to receive 5,000,000 common shares of termination compensation as defined under Section 7 of the CEO’s October 2011 Employment Agreement.

During July 2014, the Chief Executive Officer has elected to convert 500,000 shares of Series A Convertible Preferred Stock into 500,000 shares of common stock.

During the 3rd quarter 2014, the Company is in discussions and a due diligence phase with certain shareholders of the Company, which might lead to the potential addition and removal of members of the Company’s Board of Directors, Corporate Officers and/or Senior Management.

The Company has begun discussions with Alpha Engines, Inc to negotiate both a reduction of the accrued royalty payments and future financial considerations related to the Company’s exclusive licensing agreement with Alpha Engines, Inc. for the Detonation Cycle Gas Turbine (DCGT) engine. Additionally, the Company has begun early stage discussions with a North American based entity to re-initiate research and development of the DCGT engine technology.

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

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended June 30, 2014 and 2013 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

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

New Accounting Pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as defendants. During the quarter ended June 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan, as a plaintiff, charging ETS and its principles of allege fraud.

As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During April 2014, the Company issued 100,000 shares of common stock for cash at a price of $0.02 per share.

During May 2014, the Company issued 41,333,333 shares of common stock in connection with deferred offering costs at a price of $0.008 per share.

During May 2014, the Company issued 12,341,598 shares of common stock in connection with deferred offering costs at a price of $0.07 per share.

During May 2014, the Company issued 10,000,000 shares of common stock in connection with deferred offering costs at a price of $0.037 per share.

During May 2014, the Company issued 50,000 shares of common stock for cash at a price of $0.02 per share.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Item 5. Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: August 1, 2014	By:	/s/ Michael Rouse
Michael Rouse
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Dated: August 1, 2014	By:	/s/ Rebecca A. McDonald
Rebecca A. McDonald
Principal Accounting Officer