Form 10-Q
period 2014-09-30
TURBINE TRUCK ENGINES INC
filed 2014-11-05
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______, 200 __, to _____, 200__.

Commission File Number 333-109118

Turbine Truck Engines, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1575 Aviation Center Parkway, Suite 433, Daytona Beach, Florida 32117

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

There were 365,923,478 shares of the Registrant’s $0.001 par value common stock outstanding as of October 27, 2014.

Documents incorporated by reference: none

Turbine Truck Engines, Inc.

2

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of September 30, 2014 (unaudited) and December 31, 2013 and for the Three and Nine months ended September 30, 2014 and 2013 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-1
Statements of Comprehensive Loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

4

Turbine Truck Engines, Inc.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,676	$3,423
Prepaid expenses	-	55,786
Deposit, net of reserve of $118,708 (2014) and $0 (2013)	118,706	285,799
Total Current Assets	124,382	345,008

Furniture and equipment, net of accumulated depreciation of $27,449 (2014) and $57,208 (2013)	9,083	12,711

TOTAL ASSETS	$133,465	$357,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $0 (2014) and $12,220 (2013)	$76,642	$146,143
Accrued payroll taxes	-	1,871
Accrued expenses	23,750
Accrued interest	37,559	24,241
Convertible notes, net	-	10,356
Notes payable	234,552	375,136
Total Current Liabilities	372,503	557,747

LONG-TERM LIABILITIES:
Derivative liability	-	6,702
Accrued payroll - long term	-	503,696
Accrued expenses - long term	-	67,500
Accrued royalty fees	68,750	50,000
Notes payable	272,148	116,610
Notes payable to related party	500	3,331
Total Long-Term Liabilities	341,398	747,839

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2014) and 500,000 (2013) shares issued and outstanding	-	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 355,923,478 (2014) and 268,465,696 (2013) shares issued and outstanding	355,924	268,464
Additional paid in capital	20,722,646	18,329,773
Common stock payable	5,900	342,067
Prepaid consulting services paid with common stock	(36,441)	(37,993)
Receivable for common stock	(200,000)	(212,000)
Deferred noncash offering costs	(2,335,816)	(1,219,598)
Accumulated other comprehensive income	31,676	-
Accumulated deficit	(19,124,325)	(18,419,080)
Total Stockholders’ Deficit	(580,436)	(947,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,465	$357,719

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating costs	$70,668	$102,993	$241,497	$371,020
Bad debt expense	59,354	-	118,708	-
	130,022	102,993	360,205	371,020

OTHER (INCOME) EXPENSE
Change in fair value of derivative liability	-	(32,555)	5,129	120,000
Other income	(64,149)		(64,149)
Interest expense	142,993	99,045	404,060	204,299

TOTAL OTHER EXPENSE	78,844	66,490	345,040	324,299

NET LOSS	$(208,866)	$(169,483)	$(705,245)	$(695,319)
Unrealized gain (loss) on translation	21,187	-	31,676	-
COMPREHENSIVE LOSS	$(187,679)	$(169,483)	$(673,569)	$(695,319)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	348,392,370	180,262,796	311,480,424	120,151,651

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(705,245)	$(695,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of common stock issued for services	18,351	19,232
Unrealized loss on derivative liability	5,129	120,000
Amortization of deferred offering costs	339,694	39,800
Depreciation	3,628	3,621
Amortization of discount on notes payable	-	114,030
Provision for deposit	118,708	-
Gain on relief of accounts payable	(64,156)	-
Decrease in prepaid expenses	55,786	17,284
(Decrease) Increase in:
Accounts payable	61,749	41,419
Accrued expenses	21,750	10,750
Accrued payroll	7,857	100,957
Accrued royalty fees	18,750	18,750
Accrued interest	13,318	418
Net cash used by operating activities	(104,681)	(209,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	72,849	140,599
Proceeds from issuance of convertible note payable	-	105,885
Repayment of convertible note payable	-	(43,200)
Repayment of note payable, related party	(1,430)	-
Proceeds from issuance of notes payable	35,515	-
Net cash provided by financing activities	106,934	203,284

Net increase (decrease) in cash	2,253	(5,774)

Cash, beginning of period	3,423	6,293

Cash, end of period	$5,676	$519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$36,067

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for prepaid services	$-	$5,400
Conversion of convertible debt to equity (1,479,000)	$10,356	$-
Conversion of convertible debt to equity	$-	$138,147
Derivative liability and debt discount	$-	$45,070
Conversion of accrued interest to common stock	$-	$3,400
Common stock issued to extinguish derivative liability	$11,832	$267,324
Settlement of notes payable with refund of deposits	$48,385	$-
Foreign currency translation adjustment	$31,676	$-
Relief of accounts payable and accruals through issuance of 236 note payable	$60,000	$-
Construction in process financed with a note payable	$-	$285,799
Deferred loan costs paid with common stock	$-	$892,912
Deferred loan costs paid with common stock payable	$-	$330,667
Relief of accounts payable through the issuance of common stock	$23,456	$-
Relief of accrued expenses	$62,500	$-
Relief of accrued payroll through capital contribution	$513,424	$-
Common stock payable from conversion of preferred stock	$500	$-
Common stock issued for prepaid services	$6,239	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

1. Background Information

Turbine Truck Engines, Inc. (the “Company”) is a company that was incorporated in the state of Delaware on November 27, 2000, and converted to a Nevada corporation in 2008. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Daytona Beach, Florida.

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

Effective June 18, 2014, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State to reflect the Board of Directors adoption of a resolution to create “Series B Convertible Preferred Stock.” The Board of Directors designated 350,000 shares as Series B Convertible Preferred. The Series B Convertible Preferred, par value $0.001, provides for no voting rights and the shares are convertible after six months on a 20 to 1 ratio at the option of the preferred shareholder. As of September 30, 2014, no shares have been issued.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2014 and 2013, (b) the financial position at September 30, 2014 and December 31, 2013, and (c) cash flows for the nine month periods ended September 30, 2014 and 2013, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2014, the Company had a net loss of $705,245. As of September 30, 2014, the Company has a working capital deficit of $248,121. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2014 and December 31, 2013. Insurance coverage was $250,000 per depositor at each financial institution. At September 30, 2014 and December 31, 2013, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. There were no amounts charged to research and development for each of the three and nine month periods ended September 30, 2014 and 2013.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at September 30, 2014 and December 31, 2013. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three and nine month periods ended September 30, 2014 and 2013 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended September 30, 2014 and 2013 potentially dilutive common stock options and warrants of 3,255,500 and 6,655,413 have been excluded from dilutive losses per share due to the Company’s losses in all periods presented.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The Company had a derivative liability at December 31, 2013 associated with an embedded conversion option that was included as a level 2 input.

Recent accounting pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the quarterly period ended June 30, 2014. The adoption of this ASU resulted in the Company no longer reporting inception-to-date financial reporting for the Company’s Statements of Comprehensive Loss, Statement of Changes in Stockholders’ Deficit and Statements of Cash Flows.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

5. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three and nine months ended September 30, 2014 and 2013, rent expense was approximately $6,250, $18,750, $6,250 and $18,750, respectively.

Effective September 1, 2014, the Company has moved its primary corporate office to Daytona Beach, Florida and is paying $435 rent monthly on a month to month term.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement. 2367416 Ontario, Inc. has received CAN 50,000, directly from ETS, which has been recorded as a reduction in the outstanding note payable and the deposit. Both 2367416 Ontario, Inc. and the Company are in negotiations to receive the CAN 250,000 plus interest owed, which, when received, will also be shown as a reduction of the outstanding note payable and the deposit. During the quarter ended June 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud. The Company provided a reserve in the amount of $118,708 against this deposit on its balance sheet on September 30, 2014.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide the Company with the equipment necessary to fulfill the Company’s business plan. ZYC has agreed to sell us the rights to the HPBS technology for $1.8 million upon independent testing and certification of the HPBS technology. Funding for the Company to purchase the HPBS machinery, as well as the HPBS technology, is provided for in the June 19, 2013 Loan Agreement, between the Company and 2367416 Ontario, Inc. which provides for financing of up to CAN $10,000,000. The Company is currently working to formalize this agreement with Dr. Chang and expects to do so in 2015.

The Company has entered into various other agreements that have been disclosed in previous Form 10K and Form 10Q filings. These agreements have been put on hold but will be further pursued as adequate funding is generated.

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

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of September 30, 2014, the Company has recorded $330,785 as a note payable and $118,706 as a deposit (net of the reserve of $118,708). During the nine months ended September 30, 2014, $48,385 was paid back from the deposit and applied towards the note.

During the year ended December 31, 2013, the Company, as part of the above agreement, is required to issue 124,000,000 shares of restricted common stock to 236. These shares were valued at $0.008 which was the share price at the commitment date. On March 1, 2014, 236 modified the required number of shares to be issued to include an additional 12,341,598 shares. These shares are valued at $0.07 which was the share price at commitment date on March 1, 2014. As of September 30, 2014, the Company has issued 136,341,598 shares to 236 and recorded $1,855,912 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at September 30, 2014 was $1,522,582. This modification did not have a material impact on the Company’s March 31, 2014 Form 10-Q and therefore did not need to be restated.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $23,225 and $100,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $76,712.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $48,385 and $131,579 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $102,451.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $23,555 and $40,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $32,438.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $19,953 and $60,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $50,104.

On April 15, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.037 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $45,515 and $370,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $335,940.

On August 5, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of US $50,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.0222 which was the share price at commitment date. As of September 30, 2014, the Company recorded a note payable in the amount of $50,000 and $222,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at September 30, 2014 was $215,188.

7. Convertible Notes and Derivative liability

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 1,479,000 shares of common stock during the nine months ended September 30, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three and nine months ended September 30, 2014, the unrealized loss on the above derivatives was $0 and $5,129, respectively.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 related to the above derivative liability are as follows:

	Fair Value Measurements at September 30, 2014 (1)		Fair Value Measurements at December 31, 2013 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$-	$-	$(6,702)	$(6,702)
Total liabilities	$-	$-	$(6,702)	$(6,702)

__________

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013.

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

8. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance at September 30, 2014 and December 31, 2013 is $0 and $1,901, respectively. This note payable was unsecured, non-interest bearing and has no specific repayment terms. During the nine months ended September 30, 2014, the Company received a letter relieving the Company of the obligation and the Company has recorded a gain included in other income in the Statement of Comprehensive Loss.

As of September 30, 2014 and December 31, 2013, accounts payable included $0 and $12,220, respectively, for various accounting services, due to the Company’s Chief Accounting Officer. During the nine months ended September 30, 2014, the Company received a letter relieving the Company of the payable and the Company has recorded a gain included in other income in the Statement of Comprehensive Loss.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate. During the nine months ended September 30, 2014, the Company repaid the advance.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer, President and Director to terminate his 2011 Employment Agreement, effective July 1, 2014, which was set to expire September 30, 2014. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Chief Executive Officer, President, Director with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of July 1, 2014, serving in such positions without compensation until such time as the Board of Directors may determine, in their sole and absolute direction.

In July 2014, the Company executed a Settlement and Release Agreement with the Vice-President, Secretary-Treasurer and Director to formally terminate her 2013 Employment Agreement which expired December 31, 2013. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Director, Secretary & Treasurer with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of January 1, 2014, serving in such Positions without compensation until such time as the Board of Directors may determine, in their sole and absolute discretion.

In July 2014, the Company executed a Settlement and Release Agreement with the former Chief Information Officer to formally terminate his 2013 Employment Agreement which expired December 31, 2013.

In July 2014, the Company executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer to forgive a total of $513,424 of accrued salary and payroll taxes. The Company recorded the forgiveness of accrued salary and payroll taxes of $513,424 as a contribution to capital in the third quarter. These agreements stipulate no additional accrual of salary for all 3 employees effective July 1, 2014.

In July 2014, the Company executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer rescinding the rights for stock option compensation issued in 2011 and 2013, under separate Employment Agreements, for a cumulative total of 2,100,000 shares.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer that rescinds the CEO’s rights to receive 5,000,000 common shares of termination compensation as defined under Section 7 of the CEO’s October 2011 Employment Agreement.

In July 2014, the Chief Executive Officer elected to convert 500,000 shares of Series A Convertible Preferred Stock into 500,000 shares of common stock. As of September 30, 2014, the common stock has not been issued and is included in common stock payable.

On August 13, 2014, Michael Rouse resigned his position as the Company's Chairman of the Board and Chief Executive Officer and Phyllis Rouse resigned her position as the Company's Secretary-Treasurer and member of the Board of Directors. Michael Rouse retains his duties and responsibilities as a member of the Company's Board of Directors and President.

The Company appointed Enzo Cirillo, a majority shareholder in the Company, as its Chairman of the Board and Interim Chief Executive Officer. Also, the Company appointed Christopher David, a shareholder, to serve as both a member of the Company's Board of Directors and the Company's Secretary-Treasurer.

The Company has a release from a consultant, who is also a stockholder, for the relief of $62,500 of accrued consulting fees. For the nine months ended September 30, 2014, the Company has recorded this amount as a capital contribution.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. Subsequent Events

On October 1, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of $50,000 (US) for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company issued 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.0193 which was the share price at commitment date. As of October 1, 2014, the Company recorded a note payable in the amount of $50,000 and $193,000 in deferred non-cash debt offering costs which are amortized over five years.

On October 17, 2014, the Company signed an Asset Purchase Agreement and a Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg as well as Alpha Engines, Inc. (the Sellers), for the Company to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine and Gas-to-Liquid (GTL) technologies.

The closing of the October 17, 2014 DCGT & GTL Asset Purchase Agreement and IP Agreement has entered into an escrow period, defined as on or before November 20, 2014, pending the satisfaction of certain guarantees provided by the Sellers to the Company that both assets are free and clear of any liens or encumbrances and all previous licensing agreements originated by the Sellers, for either the DCGT or GTL technologies, are terminated. The purchase price and terms of the Asset Purchase Agreement are confidential and will be released upon closing. These agreements, when completed, will supersede and replace the previous worldwide exclusive licensing agreement the Company had in place for the DCGT to include settlement of any and all accrued royalty payments and future financial considerations that might exists under the current exclusive licensing agreement with Alpha Engines, Inc.

The Company has begun early stage discussions with several separate North American based entities to re-initiate research and development of the DCGT engine technology upon the successful completion of the purchase of the patented DCGT engine technology.

On October 24, 2014, the Company sent Notice of Termination, to BluGen, Inc., a California corporation, that the Company exercised its right to terminate the Binding Letter of Intent (LOI) and all rights and obligations created thereunder, based upon the fact that none of the steps outlined in the LOI have been completed, and upon the lack of pursuit of those steps or the formalization of a Joint Venture Agreement as provided by the LOI.

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

The Company has not yet generated any revenues. We are currently working on the development of three (3) separate technologies: (a) Detonation Cycle Gas Turbine Engine (DCGT); (b) Hydrogen Production Burner System (HPBS); and (c) the Gas To Liquid Technology (GTL). In addition, the Company is planning to pursue both intellectual property and/or operating company asset candidates to merge into the Company. No specific candidate has been identified at this time.

In August 2014, the Company changed its Board of Directors and management to better position the Company’s access to both the funding and development partners required to prove the viability and ultimate commercialization of the DCGT, the HPBS and the GTL.

HYDROGEN PRODUCTION BURNER SYSTEMS (HPBS)

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

On June 28, 2012, the Company entered into a joint venture with Energy Technology Services Co., Ltd., ("ETS"), a Taiwan corporation, whose principal partners hold the exclusive worldwide agency rights for the HPBS from its inventor, for the manufacture, distribution, leasing/sale, installation and maintenance of ETS’s Hydrogen Generator Burning Systems. Under the final structure of the joint venture, the Company is the managing partner and ETS is the operational partner and managing agent in Asia for all business conducted on behalf of the joint venture. All revenue and contracts from the joint venture will be booked by Turbine Truck Engines with a 50/50 sharing of net profit between the Company and ETS after “reasonable expenses”. Based on the joint venture agreement, the Company will purchase and own all assets, leases and contracts generated by the joint venture.

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

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc., and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement the Company has received CAN 50,000 and are in negotiations to receive the CAN 250,000 plus interest owed. During the nine months ended September 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud. The Company provided a reserve in the amount of $118,708 against this deposit on its balance sheet on September 30, 2014.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide the Company with the equipment necessary to fulfill the Company’s business plan. ZYC has agreed to sell us the rights to the HPBS technology for $1.8 million upon independent testing and certification of the HPBS technology. Funding for the Company to purchase the HPBS machinery, as well as the HPBS technology, is provided for in the June 19, 2013 Loan Agreement, between the Company and 2367416 Ontario, Inc. which provides for financing of up to CAN $10,000,000. The Company is currently working to formalize this agreement with Dr. Chang and expects to do so in 2015.

Currently, Dr. Chang has notified the Company that he is building a new HPBS unit that incorporates a number of advancements to previous HPBS operational units. Once Dr. Chang provides notice to the Company that his new HPBS unit is operational and has passed certain longevity testing, the Company will hire an independent third party to conduct operational testing and collect a wide and deep set of data which will provide the Company with credible evidence of the operation and long-term viability of the HPBS. Dr. Chang has indicated he expects delivery of his newly built HPBS for the Company to commence independent testing during the fourth quarter 2014.

DETONATION CYCLE GAS TURBINE ENGINE (DCGT)

The DCGT Engine technology was successfully patented in December 1999 by the inventor, Robert Scragg, whom had earlier issued a master license for all rights and potential applications for the DCGT to his majority owned corporation, Alpha Engines, Inc. In 2002, the Company acquired a worldwide exclusive licensing agreement from Alpha Engines, Inc. to research, develop, market, manufacture and distribute the Detonation Cycle Gas Turbine Engine (DCGT) technology specific to the heavy-duty truck industry.

Through September 30, 2014, the Company has funded the building and testing of Prototype #5, a 540HP 12-cylinder engine and Prototype #6, a 70HP 4-cylinder engine for the purpose of sufficiently advancing the research and development of the DCGT to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer. To date, the Company has been unable to gather acceptable and reliable data required to advance the DCGT technology beyond the research and development phase.

Management and the Board of Directors of the Company, in coordination with the Inventor of the DCGT, continue to believe the patented DCGT technology can be developed for commercialization for not only the heavy-duty truck engine, but for other applications specifically related to power generation. The Company and Robert Scragg agree on the value and importance of the Company having ownership, versus licensing rights, of both the DCGT and the GTL technologies as the Company pursues the best path forward to develop and commercialize the DCGT technology. The Company believes that with ownership of all patents, intellectual property, trademarks and copyrights for the DCGT technology, the Company will have better leverage as it pursues both the funding and the development partners required to prove the technologies’ viability and ultimate commercialization.

On October 17, 2014, the Company signed an Asset Purchase Agreement and a Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg as well as Alpha Engines, Inc. (the Sellers), for the Company to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine and Gas-to-Liquid (GTL) technologies.

The closing of the October 17, 2014 DCGT & GTL Asset Purchase Agreement and IP Agreement has entered into an escrow period, defined as on or before November 20, 2014, pending the satisfaction of certain guarantees provided by the Sellers to the Company that both assets are free and clear of any liens or encumbrances and all previous licensing agreements originated by the Sellers, for either the DCGT or GTL technologies, are terminated. The purchase price and terms of the Asset Purchase Agreement are confidential and will be released upon closing. These agreements, when completed, will supersede and replace the previous worldwide exclusive licensing agreement the Company had in place for the DCGT to include settlement of any and all accrued royalty payments and future financial considerations that might exists under the current exclusive licensing agreement with Alpha Engines, Inc.

The Company has begun early stage discussions with several separate North American based entities to re-initiate research and development of the DCGT engine technology upon the successful completion of the purchase of the patented DCGT engine technology.

GAS TO LIQUID TECHNOLOGY (GTL)

In addition to the DCGT Engine technology, Robert Scragg is also the inventor of an expired patent for a process in which methane gas is conveyed into an electromagnetic combustion and condensing chamber, combined with oxygen, that is passed through an electromagnetic field and pre-atomized. The atomized oxygen combines stoichiometrically with the methane gas in an exothermic reaction to produce Methanol gas. The Methanol gas is then condensed in the reactor to form liquid Methanol. This process is referred to as Gas-to-Liquid (GTL).

As noted above in the section on the Detonation Cycle Gas Turbine Engine, on October 17, 2014, the Company signed an Asset Purchase Agreement and a Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg as well as Alpha Engines, Inc. (the Sellers), for the Company to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine and Gas-to-Liquid (GTL) technologies.

The closing of the October 17, 2014 DCGT & GTL Asset Purchase Agreement and IP Agreement has entered into an escrow period, defined as on or before November 20, 2014, pending the satisfaction of certain guarantees provided by the Sellers to the Company that both assets are free and clear of any liens or encumbrances and all previous licensing agreements originated by the sellers, for either the DCGT or GTL technologies, are terminated. The purchase price and terms of the Asset Purchase Agreement are confidential and will be released upon closing.

When the inventor received his patent for the GTL technology, he created a working GTL prototype for presentation to the U.S. Patent office. Today, that prototype no longer exists and a new prototype has to be built using the inventor’s notes, drawings and data collection to prove the viability of the GTL technology. TTE intends on pursuing a research and development partner that will work directly with the inventor to review and understand the inventor’s previous work, drawings and notes on the GTL technology and then build a working GTL prototype.

FINANCING

The financing for our development activities to date has come from the sale of common stock. The Company is looking to the credit facility provided by 236 for financing the Company’s immediate ongoing operations, in addition to securing ownership and development of the DCGT engine technology, the GTL technology and the HPBS Equipment development. The Company’s working capital needs will continue to be funded largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Operating Costs – During the three months ended September 30, 2014 and 2013, operating costs totaled $70,668 and $102,993, respectively. The decrease of $32,325 was mainly attributable to an approximately $43,800 decrease in payroll expenses, net of an increase of approximately $10,400 in professional fees The decrease in payroll expenses is due to the elimination of all employment agreements and the increase in professional fees is due to additional legal fees involved in the settlement agreements.

Bad debt expense – During the three months ended September 30, 2014 and 2013, bad debt expense totaled $59,354 and $0, respectively. The increase in bad debt expense is due the increase in the reserve for the deposit.

Other income - During the three months ended September 30, 2014 and 2013, other income totaled $64,149 and $0, respectively. The increase of $64,149 was primarily due to forgiveness of certain accounts payable.

Interest Expense - During the three months ended September 30, 2014 and 2013, net interest expense totaled $142,993 and $99,045, respectively. The increase of $43,948 was primarily due to the Company issuing notes payable during 2014 and 2013 with interest at 20% and through the amortization of deferred non cash offering costs.

The net loss for the three months ended September 30, 2014 and 2013 was $208,866 and $169,483, respectively. The increase of $39,383 was mainly attributable to the increase in operating expenses, bad debt expense and interest expenses, net of other income as discussed above.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Operating Costs – During the nine months ended September 30, 2014 and 2013, operating costs totaled $241,497 and $371,020, respectively. The decrease of $129,523 was mainly attributable to an approximately $92,300 decrease in payroll expenses, a decrease of approximately $12,000 in professional fees and a decrease of approximately $11,900 in stock compensation expense. The decrease in payroll expenses is due to the elimination of all employment agreements.

Bad debt expense – During the nine months ended September 30, 2014 and 2013, bad debt expense totaled $118,708 and $0, respectively. The increase in bad debt expense is due the increase in the reserve for the deposit.

Other income - During the nine months ended September 30, 2014 and 2013, other income totaled $64,149 and $0, respectively. The increase of $64,149 was primarily due to forgiveness of certain accounts payable.

Interest Expense - During the nine months ended September 30, 2014 and 2013, net interest expense totaled $404,060 and $204,299, respectively. The increase of $199,761 was primarily due to the Company issuing notes payable during 2014 and 2013 with interest at 20% and through the amortization of deferred non cash offering costs.

The net loss for the nine months ended September 30, 2014 and 2013 was $705,245 and $695,319, respectively. The increase of $9,926 was mainly attributable to the increase in interest expenses, bad debt expense and other income, net of the decrease in operating costs, and the decrease in the change in fair value of derivative liability.

Liquidity and capital resources

As shown in the accompanying financial statements, for the nine months ended September 30, 2014 and 2013, the Company has had net losses of $705,245 and $695,319, respectively. As of September 30, 2014, the Company has not generated any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the nine months ended September 30, 2014 we raised cash of $72,849 through private placements of common stock financings and $95,515 through the issuance of notes payable, of which $60,000 was used to reduce accounts payable and accruals directly.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2014, we had an accumulated deficit of $19,124,325.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2014 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	3,255,500	$992,250

___________

*	Based on weighted average exercise price.

In July 2014, the Company executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer to forgive a total of $513,424 of accrued salary and payroll taxes. The Company recorded the forgiveness of accrued salary and payroll taxes of $513,424 as a contribution to capital in the third quarter. These agreements stipulate no additional accrual of salary for all 3 employees effective July 1, 2014.

In July 2014, the Company executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer rescinding the rights for stock option compensation issued in 2011 and 2013, under separate Employment Agreements, for a cumulative total of 2,100,000 shares.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer that rescinds the CEO’s rights to receive 5,000,000 common shares of termination compensation as defined under Section 7 of the CEO’s October 2011 Employment Agreement.

In July 2014, the Chief Executive Officer elected to convert 500,000 shares of Series A Convertible Preferred Stock into 500,000 shares of common stock. As of September 30, 2014, the common stock has not been issued and is included in common stock payable.

Under the above noted October 17, 2014 Asset Purchase Agreement and IP Transfer/Sale/Assignment Agreement for the DCGT and GTL technologies, these agreements, when completed, will supersede and replace the previous worldwide exclusive licensing agreement the Company had in place for the DCGT to include settlement of any and all accrued royalty payments and future financial considerations that might exist under the current exclusive worldwide licensing agreement with Alpha Engines, Inc.

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

New Accounting Pronouncements

Recent accounting pronouncements, other than the ones listed below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the quarterly period ended June 30, 2014. The adoption of this ASU resulted in the Company no longer reporting inception-to-date financial reporting for the Company’s Statements of Comprehensive Loss, Statement of Changes in Stockholders’ Deficit and Statements of Cash Flows.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as defendants. During the quarter ended September 30, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan, as a plaintiff, charging ETS and its principles of allege fraud.

As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During August 2014, the Company issued 10,000,000 shares of common stock in connection with deferred offering costs at a price of $0.0222 per share.

During August 2014, the Company issued 4,000,000 shares of common stock for cash at a price of $0.005 per share.

During September 2014, the Company issued 250,000 shares of common stock in relief of $7,946 of accounts payable.

During September 2014, the Company issued 750,000 shares of common stock in relief of $44,000 of accounts payable and to pay for $17,700 of future professional services.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2014.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Principal Executive Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

31.2	Certification of the Principal Financial and Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1

Written Statements of the Principal Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

32.2

Written Statements of the Principal Financial Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: November 5, 2014	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: November 5, 2014	By:	/s/ Rebecca A. McDonald
Rebecca A. McDonald
Principal Financial and Accounting Officer

