Form 10-K
period 2014-12-31
TURBINE TRUCK ENGINES INC
filed 2015-03-27
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

1575 Aviation Center Parkway, Suite 433, Daytona Beach, Florida 32114

(Address of Principal Executive Offices)

(386) 275-1515

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014 was $2,671,233.

There were 414,661,829 shares of the Registrant’s $0.001 par value common stock outstanding as of March 18, 2015.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Turbine Truck Engines, Inc. (“TTE” or “the Company”) was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Daytona Beach, Florida. The company has not yet generated any revenues since inception.

To date, the Company’s principal operations are the development and ultimately the commercialization of the (a) Detonation Cycle Gas Turbine Engine (“DCGT”); (b) Hydrogen Production Burner System (“HPBS”); and (c) the Gas to Liquid Technology (“GTL”). In addition, the Company is aggressively pursuing to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger.

Effective August 29, 2013, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State, to reflect the Board of Directors adoption of a resolution, consented to by those holding a majority of the common shareholder votes, which increased the authorized common stock of the company to 499,000,000 shares of common stock, having a par value of $0.001.

Effective August 13, 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel to better position the Company to (a) access funding for operations and development; (b) increase its opportunity for the development of its core technologies; (c) pursue a contractual commitment for either the purchase or merger of an intellectual property asset and/or an existing operational company asset.

Effective November 14, 2014, all conditions, terms and guarantees of escrow were satisfied allowing the Company to close the Asset Purchase Agreement and Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg and Alpha Engines Corporation to obtain ownership of all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies.

Effective December 12, 2014, the Company entered into a Principal Accounting Officer Agreement appointing a new Principal Accounting Officer (“PAO”), Judith C. Norstrud, CPA while receiving the resignation of the outgoing PAO, Rebecca A. McDonald, CPA, with no known disagreement between the Company and Ms. McDonald on any matter relating to the Company’s operations, policies or practices, nor was Ms. McDonald removed for cause.

Effective December 17, 2014, the Company filed a Certificate of Correction with the Nevada Secretary of State to correct an administrative error discovered in the Company’s corporate records with the Nevada Secretary of State’s office. This Certificate of Correction clarifies that the Company’s authorized stock consists of (a) Four Hundred, Ninety-nine million (499,000,000) shares of Common Stock, Par Value $0.001; and (b) One Million (1,000,000) shares of Preferred Stock, Par Value $0.001, which the Company had previously authorized and recorded with the Nevada Secretary of State on February 20, 2008. Additionally, this December 17, 2014 Certificate of Correction clarifies that the Company had on March 16, 2012 designated Five Hundred Thousand (500,000) shares of its Preferred Stock as Series “A” Convertible Preferred stock. On March 16, 2012, the Company’s Board of Directors authorized the issuance of Five Hundred Thousand (500,000) shares of Series “A” Convertible Preferred stock to Michael Rouse, the Company’s President, in exchange for deferred salary. On December 18, 2014, Mr. Rouse converted all of the Series “A” Convertible Preferred stock he held into Five Hundred Thousand (500,000) shares of the Company’s common stock.

Effective December 19, 2014, the Company filed a Certificate of Change with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to (a) terminate the designation of Five Hundred Thousand (500,000) shares of its Series “A” Convertible Preferred Stock and (b) clarify that the Company’s authorized stock remains Four Hundred, Ninety-nine million (499,000,000) shares of Common Stock, Par Value $0.001 and One Million (1,000,000) shares of Preferred Stock, Par Value $0.001. Additionally, the Company terminated the designation of Three Hundred Fifty Thousand (350,000) shares of its Series “B” Preferred stock, previously approved by the Company’s Board of Directors on June 18, 2014. This Series “B” Preferred designation was never filed with the Nevada Secretary of State’s office and no shares were ever issued.

With the Company terminating both the Series “A” Convertible Preferred and the Series “B” Preferred designations, the Company maintains its current authorized class of One Million (1,000,000) Preferred shares with no Series designation being authorized, issued or outstanding at December 31, 2014.

The Company will need to raise capital over the coming 12 months to support its activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

PRODUCT STATUS AND DESCRIPTION

I. THE DCGT ENGINE TECHNOLOGY

Since the formation of Turbine Truck Engines, Inc., the development of the DCGT engine technology for the application of heavy-duty highway trucks has been at the core of the Company’s business operations. To date, the DCGT engine technology is not ready for commercialization, for any application, and remains in the development and research phase.

TTE’s new management and Board of Directors, in coordination with the inventor of the DCGT engine technology, continue to believe the patented DCGT technology can be developed for commercialization, but have determined that the focus of research and development of the DCGT technology should be on designing a DCGT engine for applications directly related to power generation. Based on this new focus, TTE no longer intends to expend resources on the development of the DCGT engine technology for the heavy-duty truck engine application and will continue to pursue a path forward to develop the DCGT engine technology for other applications specifically related to power generation.

The Company believes that with ownership of all patents, intellectual property, trademarks, trade secrets, drawings and copyrights for the DCGT engine technology, the Company will have better leverage as it pursues both the necessary funding and development partners required to prove the technologies’ viability and ultimate commercialization. The inventor, Robert Scragg, agreed, and on November 14, 2014, the parties closed on the Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the “Asset Purchase Agreement”) between the Company, Robert and Barbara Scragg and Alpha Engines Corporation, settling and ending all licensing agreements between TTE and Alpha Engines Corporation and completing the purchase by the Company of all patents, Intellectual Property, trademarks, copyrights, trade secrets, rights, title, and interest for both the DCGT technology and the electromagnetic process and apparatus for making methanol, also referred to as Gas-to-Liquid (“GTL”) technology.

Under the terms of the Asset Purchase Agreement, all royalty payments due by TTE to Alpha Engines have been settled with no future royalty payments due. TTE owns the DCGT engine technology free and clear.

TTE has begun early stage discussions with several separate North American based entities to re-initiate research and development of the DCGT engine technology for applications directly related to turning a shaft for power generation.

COMPANY HISTORY OF DCGT ENGINE DEVELOPMENT

The following historical information is presented for market clarity.

•

On December 15, 2000, TTE acquired the option rights for an exclusive License from Alpha Engines Corporation (“Alpha”), a company owned by Robert and Barbara Scragg, for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha’s DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. TTE exercised its option and acquired the licensing rights on July 22, 2002.

•	In April 2007, TTE took delivery of the DCGT 5th generation prototype, rated to 540hp, from Alpha Engines Corporation, specifically designed for application as a heavy- duty truck engine.

•

In November 2007, TTE formed an alliance with Embry-Riddle Aeronautical University for both the testing of the 5th generation prototype and additional development of the DCGT engine technology. This alliance between TTE and Embry-Riddle Aeronautical University is terminated of its own accord with no further contractual obligations or liability for either party.

•

On July 1, 2008, TTE entered into a contractual agreement with AbM Engineering, LLC (“AbM”), a Daytona Beach based business entity, for the purpose of the continued testing of the 540 horsepower DCGT Prototype #5 engine developed by Alpha. Additionally, this agreement provides for AbM and TTE to collaborate on the research, design and development of a 70 horsepower engine to drive a 50kw generator & DCGT engine combination. This effort to produce a 70hp DCGT engine ultimately became Prototype #6 which was delivered to TTE in June 2011. This agreement with AbM has been terminated of its own accord with no further contractual obligations or liability for either party.

•

On January 21, 2009, TTE entered into a Material Definitive Agreement with Aerospace Machinery & Electric Equipment Co. Ltd., a Chinese corporation (“AMEC”) for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the Detonation Cycle Gas Turbine Engine (“DCGT”) specifically for application opportunities in the Peoples Republic of China. The Agreement provided that each Company would work independently and collectively, at their own expense, towards the modification of the DCGT engine technology to see which party could develop the best design or produce the most innovative ideas and concepts for the DCGT engine technology in heavy-duty vehicular applications. TTE, AbM Engineering and AMEC agreed to work in a collaborative effort to design, modify and test other DCGT engine applications. In addition, the agreement with AMEC called for Alpha Engines Corporation to file for and receive patent protection in China under the Patent Cooperation Treaty for its DCGT technology. This patent, Chinese (CN) Patent No. 200880011557.8, issued August 2011, titled “Rotary Mechanically Reciprocated Sliding Metal Vane Air Pump and Boundary Layer Gas Turbines Integrated with a Pulse Gas Turbine Engine System”, remains active today and is now owned by TTE as a result of its Asset Purchase Agreement with Robert and Barbara Scragg and Alpha Engines Corporation. TTE’s agreement with AMEC has terminated of its own accord with no further contractual obligations or liability for either party.

•

On August 10, 2009, TTE entered into a Strategic Alliance Agreement with Tianjin Out Sky Technology, Co. Ltd., a Chinese corporation (“Tianjin”), for the purpose of collaborating on the engineering, technical development and commercialization of the DCGT for motorcycle engine applications; and for the subsequent manufacturing, marketing and sale of DCGT engines in China once commercial market potential was achieved. TTE’s agreement with Tianjin has terminated of its own accord with no further contractual obligations or liability for either party.

5

•

On September 7, 2009, TTE entered into a Letter-of-Intent Joint Venture Agreement with Genes Guohao Technology, Co. Ltd., a Chinese corporation (“Guohao”), for the purpose of providing a framework for the collaboration between the two companies on the modification of the DCGT engine technology for coal fired power generation engine applications. TTE’s agreement with Guohoa has terminated of its own accord with no further contractual obligations or liability for either party.

•

On April 27, 2010, TTE entered into a Cooperative Agreement with Beijing Royal Aerospace Facilities Co, Ltd., a Chinese corporation (“Beijing Royal”), for the purpose of providing a framework for the collaboration between the two companies on the development and commercialization of the DCGT, specifically for application to heavy duty trucks, with Beijing Royal to be the Company’s exclusive development partner with respect to 300-600 HP DCGT in the People’s Republic of China. The terms of the Agreement called for the Company to complete the design plan for the 540 HP DCGT engine within three (3) months and submit it to Beijing Royal for further submission to PRC regulatory authorities for review and approval. TTE’s agreement with Beijing Royal has terminated of its own accord with no further contractual obligations or liability for either party.

•

In June 2011, with AbM Engineering as the lead developer of prototype #6’s design and specifications, TTE took delivery of the DCGT 6th generation prototype with modifications accomplished using the latest in CAD (Computer-aided design) tools and focused on all-around tighter tolerances, improved material for many of the primary components, and a redesign of the flow path, including the combustion chamber and the nozzle leading to the turbine wheels. In testing of the DCGT Prototype #6 at the facilities of Embry-Riddle Aeronautical University, in collaboration with both AbM Engineering and TTE through the 4th quarter of 2012, TTE’s prototype #6 had not attained operational efficiency at a sufficient horsepower to justify expending any additional resources toward developing the DCGT engine technology for either heavy-duty truck engine application or to drive a 50kw generator combination.

•

Since 2005, the Company has funded the research, development, construction and testing of both Prototype #5 and Prototype #6 for the purpose of sufficiently advancing the DCGT engine technology to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer. To date, the Company has been unable to gather acceptable and reliable data required to advance the DCGT engine technology beyond the research and development phase for a heavy-duty truck engine application. Prototypes 1, 2, 3, 5 & 6, including all critical proprietary components, are in TTE’s possession. The engine block of prototype 4, minus the critical proprietary components, is in possession of Beijing Royal in an inoperable status with TTE having no need to seek its return.

ABOUT THE DCGT ENGINE TECHNOLOGY

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

The invention utilizes a water wheel as the turbine wheel which has blades that are positively displaced, through a blade race, by the rapid expansion of gases exiting from combustion chambers via nozzles, rather than pistons or gas turbines.

Our engine has a blower, rather than a compressor, to supply less air per horsepower hour than required by existing gas turbines or piston engines, thereby producing less exhaust gases per horsepower hour.

The blower supplies low pressure air via a single manifold to two combustion chambers simultaneously thereby requiring less work to complete a detonation cycle, resulting in higher thermos-mechanical efficiencies than gas turbines or piston engines.

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

Six working prototypes have been developed and constructed over the course of the last 20 years, culminating in the development of the 6th generation prototype engine which consists of two 7-inch, 8-pound turbine wheels mounted on a single shaft, driven by 4 horizontally opposed combustion chambers producing an estimated 70 horsepower at 20,000 rpm.

The DCGT engine technology includes an Electromagnetic Isothermal Combustion (“EIC”) process that powers the engine. The EIC process produces complete combustion of fuel-oxidizer mixtures in cyclic detonations that negate unwanted nitrogen oxide and carbon monoxide emissions. The high pressure gases produced by the detonations drive a unique turbine producing shaft horsepower.

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT engine achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT engine offers the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

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

We will not require governmental approval until such time as the engine is placed in use. Our engine will meet the new more stringent emission requirements set forth by the Environmental Protection Agency (“EPA”) and other federal, state and local regulations. In each of the last two years, the Company has spent $0 (2014) and $0 (2013) on research and development.

COMPETITION FOR THE DCGT ENGINE TECHNOLOGY FOR POWER GENRATION

Given that certain aspects of the Company’s DCGT engine technology is still under U.S. and China patent protection, the Company is not aware of any entity that has successfully commercialized pulse detonation cycle technology for power generation applications. Additionally, until TTE is able to successfully produce data from a prototype of an operational DCGT engine turning a shaft for power generation, it is difficult to provide qualitative comparisons of the DCGT engine technology to the myriad of other technologies available to both residential and business consumers today. Once TTE is able to successfully complete a working bench prototype and collect a myriad of acceptable data on items such as horsepower, torque, efficiency, temperatures, pressures and more, TTE will then be better positioned to identify the target market for commercialization of the DCGT engine technology for power production. At that time, TTE can then provide clarity and direction on competition considerations for our product and its target market.

PATENTS FOR THE DCGT ENGINE TECHNOLOGY

The DCGT engine technology currently has 2 patents. U. S. Patent No. 6,000,214 is a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of working prototypes #1, #2, #3 and #4. The patent attorneys were Schoemaker & Mattare Ltd. TTE will file additional patents to protect any new developments in the engine technology. The second patent is Chinese Patent No. 200880011557.8, accepted in 2011, which remains active to date. This Chinese patent is titled Rotary Mechanically Reciprocated Sliding Metal Vane Air Pump and Boundary Layer Gas Turbines Integrated with a Pulse Gas Turbine Engine System.

II. THE HYDROGEN PRODUCTION BURNER SYSTEM TECHNOLOGY

ABOUT THE HYDROGEN PRODUCTION BURNER SYSTEM TECHNOLOGY

In 2010, TTE was working with various Chinese based partners to develop its licensed DCGT engine technology for use in various applications in Asia. At that time, TTE’s CEO was introduced to Falcon Power Co. Ltd. (“Falcon”), a Taiwan based business, that was developing a technology focused on converting methanol to hydrogen, on-demand, using a proprietary technology now known as the Hydrogen Production Burner System (“HPBS”). One of the potential fuel sources for the DCGT engine technology is hydrogen, thus TTE and Falcon began a diligence phase to consider a collaborative effort to blend the 2 technologies having the HPBS produce hydrogen that could then provide a hydrogen fuel source for the DCGT engine.

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

The Hydrogen Production Burner System is an efficient methanol-to-hydrogen production and burner integrated technology which utilizes a steam reformation process, employs a proprietary chemical catalyst and a unique low temperature pyrolytic reaction to convert common methanol into clean-burning hydrogen gas, on-demand, for use as a fuel source to a proprietary burner assembly. The inventor of the HPBS is located in Taiwan and has been developing the technology for over 9 years.

Having a technology available that can produce hydrogen on-demand and on-site eliminates the costly and difficult issues that surround the transportation and storage of hydrogen. Additionally, methanol (CH4O, also known as methyl alcohol or wood alcohol) is inexpensive, widely accessible, and easier to store, handle and transport. The HPBS technology provides a unique and marketable solution for those entities wanting to burn hydrogen as a thermal heat source.

The HPBS system is applicable to a wide array of industrial boilers and steam generators as well as other various residential and commercial applications. The efficiency of the HPBS technology could save the end user 30-60% on energy costs as compared to current sources of energy such as electricity, heavy oils, coal, and natural gas.

COMPANY HISTORY OF THE HYDROGEN PRODUCTION BURNER SYSTEM

The following historical information is presented for market clarity:

•

On May 25, 2010, TTE entered into a Strategic Alliance Agreement with Falcon for the purpose of a collaborative engineering, technical development and commercialization effort to further advance and modify the DCGT engine technology to integrate with Falcon’s licensed HPBS technology for application possibilities in Taiwan, China and other markets to be defined in the future. Additionally, this agreement allowed for both TTE and Falcon to establish a Joint Venture to manufacture, market and sell the new product in Taiwan, China, and other appropriate countries once the new product was shown to be viable for commercialization. Both TTE and Falcon were to work independently and collectively, at their own expense, to aide in the design, modifications, construction and testing of their own devices, with integration costs to be shared equally by both parties. All designs, modifications and improvements jointly developed were to belong to both parties equally with any patent filing for patent protection to be indicated jointly. This Strategic Alliance agreement was terminated, by mutual consent, as defined in the June 16, 2011 Cooperation Agreement between TTE and Hydrogen Union Energy Co. Ltd.

•

On June 18, 2010, TTE and Falcon entered into an Exclusive Agency Agreement granting TTE the exclusive right to resell Falcons’ product offerings, including the Hydrogen Production Burner System, in certain U.S. regions. The terms and conditions of this Exclusive Agency Agreement were assigned to the June 16, 2011 Cooperation Agreement between TTE and Hydrogen Union Energy Co. Ltd. (“HUE”) as noted below.

•

On June 16, 2011, TTE entered into a Cooperation Agreement with HUE, a Taiwan subsidiary of Energy Technology Services Co. Ltd (“ETS”), also a Taiwan based business, which had obtained exclusive worldwide rights, from Falcon Power, to develop, market, manufacture and distribute the HPBS technology. By mutual consent this June 16, 2011 Cooperation Agreement terminated the May 25, 2010 Strategic Alliance Agreement, noted above. Additionally, the Exclusive Agency Agreement, between TTE and Falcon dated June 18, 2010, was assigned to HUE, by Falcon, and was now in-force under this June 16, 2011 Cooperation Agreement. Under certain terms and conditions of this June 16, 2011, TTE was to be granted first right of refusal to be the exclusive agent, throughout N. America, for the HPBS technology.

•

On March 15, 2012, TTE entered into a World Agency Agreement with ETS, the parent company of HUE, granting TTE full agency capacity worldwide to handle ETS’s products, including the HPBS technology. This March 15, 2012 World Agency Agreement designated TTE agency rights as exclusive for North America and non-exclusive for other world markets.

•

On May 18, 2012, SGS, Inc., a world leader for independent testing, inspection and certification, hired by TTE and ETS to validate the HPBS’s electricity consumption, methanol consumption and the concentration and flow rate of produced hydrogen gas, presented TTE and ETS with its report verifying the HPBS is converting methanol to hydrogen on-demand with specifications that support a potentially profitable venture.

•

On July 11, 2012, TTE entered into a Joint Venture with ETS for the purpose of engaging both parties in the manufacture, leasing, sale, marketing, installation, training and maintenance of ETS’s HPBS units throughout Asia. Under the terms of the Joint Venture, TTE was to purchase and own all equipment for lease or sale and would have final approval on all lease or sale contracts. Additionally, TTE would be the sole signatory of the Joint Venture bank accounts, while ETS would be responsible for sales/leasing, manufacture, installation, training and maintenance of each HPBS unit with all generated revenue and all approved reasonable expenses provided to the Joint Venture with ETS and TTE splitting net profit 50/50. On December 12, 2012, ETS and TTE consented to terminate all agreements between TTE, ETS and HUE, due to lack of performance to date, with no further obligations or liabilities existing between the parties.

•	In the spring of 2013, TTE and ETS agreed to re-initiate its business relationship to pursue the commercialization of the HPBS technology.

•

On May 28, 2013, TTE entered into a 7-year equipment lease contract with Fujian Xinchang Leather Co. Ltd, a Chinese company (“Fujian”), for the lease of a 200m3 HPBS unit. This lease with Fujian was brokered and presented to TTE by the principal partners of ETS.

•

On July 30, 2013, TTE completed a Loan Agreement with 2367416 Ontario, Inc., an Ontario, Canada corporation (“236”), whereby 236 agreed to provide financing to TTE in the initial sum of $450,000 (CAN) and a maximum amount of $10,000,000 (CAN) to be used solely and specifically related to the HPBS technology.

•

In September 2013, with financing available to TTE and an equipment lease contract for a 200m3 HPBS unit in place, TTE and ETS agree to renew the terms and conditions of the July 11, 2012 Joint Venture Agreement. A total of $300,000 (CAN) was provided to ETS, on behalf of TTE, by 236 under the terms and conditions of the TTE Loan Agreement with 236. TTE presented ETS with a purchase order for the manufacture of a new 200m3 HPBS unit required for TTE to fulfill its conditions of the lease with Fujian.

•

On December 6, 2013, TTE and ETS amended the July 11, 2012 Joint Venture Agreement defining the terms and conditions for TTE to complete an Asset Purchase Agreement to acquire all Intellectual Property, rights, and trade secrets for the Hydrogen Production Burner System technology.

•

Despite positive status reports throughout the fall of 2013 and into January 2014 from ETS on the building of the new 200m3 HPBS unit, ETS has never delivered a new 200m3 HPBS unit as paid for by TTE. In 2014, ETS refunded $50,000 (CAD), which was used to pay down loans to 236.

•

In spring 2014, TTE hired a Taiwan based law firm and filed a criminal complaint, with the DA office in Taipei, Taiwan, seeking charges against ETS and its principals for fraud. TTE and its Taiwan attorneys are continuing to file briefs and pursue criminal charges against ETS and its principals. As a result of ETS and HUE’s failure to perform under the terms and conditions of their contractual obligations, all agreements in place between ETS, HUE and TTE are operationally terminated with TTE pursuing remedy against ETS for failure to perform. Additionally, the equipment lease contract with Fujian terminated of its own accord with no further obligation or liability for either party.

•

Since April 2014, the Company has been in ongoing negotiations directly with Dr. Ching-Chang Chang, the inventor of the HPBS technology, who claims to have title ownership of the HPBS technology. In October 2014, Dr. Chang presented TTE with both pictures and video of a new 60m3 HPBS unit he completed building, at his own expense. While TTE and Dr. Chang have negotiated proposed terms and conditions for TTE to acquire the HPBS technology, TTE is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology. Until TTE is satisfied with title ownership of the HPBS technology, any final agreement to purchase the HPBS technology is pending.

COMPETITION FOR THE HPBS TECHNOLOGY

The Company has identified a handful of competitors, including Air-Gas, that manufacture hydrogen producing generators. There are three main types of hydrogen generators, those that (a) convert methane to hydrogen through a catalyst; (b) convert water through electrolysis; and (c) convert methanol through catalysis. There are commercialized units for each method, however, to our knowledge; there are no commercialized units, like the HPBS technology that produce hydrogen from methanol, on demand, for on-site use. In that regard, the Company considers itself uniquely positioned to provide the market with a hydrogen production and burner system that is uniquely different than its competitors.

PATENTS FOR THE HPBS TECHNOLOGY

To date, there are no patents pending for the HPBS technology. The catalytic process used to covert methanol to hydrogen is proprietary and to the best of the companies’ knowledge stands alone in marketplace. If TTE is able to secure ownership of the HPBS technology, TTE will continue to develop the technology always with an eye toward submitting patents for those items that are able to be patented.

III. THE SCRAGG PROCESS FOR GAS TO LIQUID

In addition to the DCGT engine technology, Robert Scragg is also the inventor of an expired patent for a process in which methane gas, the primary component of natural gas, is converted into liquid methanol. This process is referred to as Gas-to-Liquid (“GTL” or “the Scragg Process”).

In 1983, Robert Scragg received patent protection for his “Electromagnetic Process and Apparatus for Making Methanol”. While this patent has expired, certain intellectual property and trade secrets remain intact and protected and are now owned by TTE. Mr. Scragg’s 1983 patent proved that gentle oxidation of methane gas, a hydrocarbon, using precise electromagnetic activation produces methanol gas which is then condensed in the reactor chamber to form liquid methanol. The Scragg process for gas to liquid conversion provides for production of methanol on a low-volume scale using an easily transportable apparatus and system. When Robert Scragg received his patent approval for the GTL technology, he created a working GTL prototype for presentation to the U.S. Patent office. Today, that prototype no longer exists.

Currently, TTE is in discussions with a U.S. based engineering firm for the research & development to design, build, operate and collect data for a new GTL bench prototype using TTE’s intellectual property, notes, trade secrets and drawings recently purchased from Robert Scragg. Once this new bench prototype achieves satisfactory proof-of-concept and validates the Scragg Process GTL technology, TTE will then pursue a joint venture partner to build a scaled-up prototype directed toward commercialization.

To date, companies invested in converting natural gas to methanol are primarily engaged in large scale production operations. The current state-of-the-art method of producing liquid methanol involves a low pressure process of preparing synthesis gas by steam reforming or partial oxidation of a gaseous hydrocarbon feedstock or by direct combination of carbon dioxide with purified hydrogen rich gases. Typically, naphtha or a natural gas feedstock is desulfurized, preheated and mixed with a superheated steam, and then reacted over a conventional catalyst in a multi-tubular reformer. After cooling, the synthesis gas is compressed to the required pressure and passed into a hot-wall converter over a low pressure methanol synthesis catalyst at a temperature ranging from 250 to 270 degrees centigrade. The crude methanol that is formed is condensed and separated from the uncondensed gases which are recycled with makeup synthesis gas and fed back into the converter.

Throughout the United States and the world, at sites where oil-drilling operations are producing natural gas as a by-product, a large portion of the natural gas is being flare burned, instead of being sold, as the site is either too far from a pipeline or the accessible pipeline has no additional capacity. Flare burning has obvious negative environmental concerns.

TTE believes that today’s marketplace dynamics allow for a lower volume, easily transportable GTL apparatus to address the enormous, unmet need of redirecting flare burn natural gas for conversion to methanol for commercial resale or reuse onsite.

COMPANY HISTORY OF THE SCRAGG PROCESS FOR GAS TO LIQUID

On November 14, 2014, the Company closed an Asset Purchase Agreement (described above), with Robert and Barbara Scragg and Alpha Engines Corporation, completing the purchase, by Turbine Truck Engines, Inc. of all patents, intellectual property, trademarks, copyrights, trade secrets, rights, title, and interest for an electromagnetic process and apparatus for converting methane gas to methanol, the Scragg Process.

Prior to TTE completing its acquisition of Robert Scragg’s trade secrets, intellectual property, notes and drawings for the Scragg Process as noted above, TTE always had an open invitation to pursue a licensing contract, with Alpha, for the development of the Scragg Process. While TTE never completed a licensing agreement for the Scragg Process, TTE’s old management did periodically pursue potential development partners.

On January 23, 2013, the Company entered into a Binding Letter of Intent (“BluGen LOI”) with BluGen, Inc., a California corporation (“BluGen”), for the purpose of the joint development of a GTL bench prototype, using the trade secrets of the Scragg Process. Under the terms of the BluGen LOI, BluGen was to work with TTE, and the inventor, Robert Scragg, to recreate and expand upon the original designs created by Mr. Scragg. The BluGen LOI allowed for certain of the Scragg processes’ trade secrets and data to be made available to BluGen in a phased manner as certain development milestones were achieved by BluGen. TTE never received notice, from BluGen, that the first milestone had been achieved with no real indication BluGen even undertook a coordinated effort to advance the Scragg Process technology. On October 24, 2014, TTE sent notice to BluGen terminating the January 23, 2013 Binding LOI based on non-performance by BluGen.

COMPETITION FOR THE SCRAGG PROCESS GAS TO LIQUID

Methanex Corp. is the world’s largest producer of Methanol. To date, facilities converting gas to liquid are only focused on large scale production. The dollar cost to build and operate a large scale GTL production facilities is significant.

With the recent increase of drilling in the United States, including fracking, the production of natural gas as a by-product of drilling has increased. When taking into account cost analysis, environmental considerations and commodity pricing in today’s marketplace, TTE believes the demand for an easily transportable, self-sustaining apparatus capable of converting gas to liquid has elevated. As a result of the market’s willingness to consider other options, besides flare burning the on-site natural gas, several companies are working to develop low-volume, easily transportable apparatus for commercialization. To date, TTE is not aware of any company that has commercialized a GTL device which has proved viable as a self-supporting, profitable business.

PATENTS FOR THE GAS TO LIQUID SCRAGG PROCESS

To date there are no patents or patents pending for the Gas to Liquid Scragg Process. On Feb 15, 1983, the Scragg Process for converting methane to methanol was granted patent protection under US Patent # 4,374,288. The patent has expired, however the process remains protected under Trade Secrets law.

EMPLOYEES

We presently have no employees. Staffing levels will be determined as we progress and grow. The level of employees is primarily contingent on the funds available for operations. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate headquarters at 1575 Aviation Center Parkway, Suite 433 in Daytona Beach, Florida on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation as defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

The Company, through its Taiwan attorneys, have filed legal briefs with the DA office in Taipei Taiwan pursuing criminal complaint charges against ETS and its principle officers for alleged fraud. The Company provided a reserve in the amount of $237,414 against this deposit on its balance sheet on December 31, 2014.

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

	Bid Prices
	High	Low
FISCAL 2014

First Quarter (January 1, 2014 through March 31, 2014)	$0.08	$0.0118
Second Quarter (April 1, 2014 through June 30, 2014)	$0.0561	$0.0168
Third Quarter (July 1, 2014 through September 30, 2014)	$0.0298	$0.0116
Fourth Quarter (October 1, 2014 through December 31, 2014)	$0.028	$0.017

FISCAL 2013

First Quarter (January 1, 2013 through March 31, 2013)	$0.0175	$0.0054
Second Quarter (April 1, 2013 through June 30, 2013)	$0.014	$0.0027
Third Quarter (July 1, 2013 through September 30, 2013)	$0.0219	$0.031
Fourth Quarter (October 1, 2013 through December 31, 2013)	$0.0153	$0.007

On March 18, 2015, the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.015 and there were approximately 510 shareholders of record.

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

Common Stock

During the year ended December 31, 2014, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

During May 2014, the Company issued 41,333,333 shares of common stock in connection with deferred offering costs at a price of $0.08 per share.

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

During October 2014, the Company issued 10,000,000 shares of common stock in connection with deferred offering costs at a price of $0.0193 per share.

During November 2014, the Company issued 100,000 shares of common stock for services at a price of $0.0262 per share.

During November 2014, the Company issued 750,000 shares of common stock in payment of an intangible asset at a price of $0.017 per share.

During December 2014, the Company issued 500,000 shares of common stock in conversion of Series A Preferred Stock at a price of $0.001 per share.

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

For the year ended December 31, 2014 compared to the year ended December 31, 2013:

Operating Costs – During the years ended December 31, 2014 and 2013, operating costs totaled $335,475 and $447,981, respectively. The decrease of $112,506 was mainly attributable to a $133,000 decrease in payroll expense net of 28,000 increase in professional fees.

Bad Debt Expense – During the years ended December 31, 2014 and 2013, bad debt expense totaled $237,414 and $0, respectively. The increase in bad debt expense is due the increase in the reserve for the deposit.

Other Income – During the years ended December 31, 2014 and 2013, other income totaled $103,861 and $0, respectively. The increase of $103,861 was primarily due to forgiveness of certain accounts payable and accrued expenses.

Interest (Income) Expense - Net - During the years ended December 31, 2014 and 2013 net interest expense totaled $559,374 and $303,048, respectively. The increase of $256,326 was primarily due to the Company issuing notes payable during 2014 and 2013 with interest at 20% and through the amortization of deferred non cash debt issuance costs.

The net loss for the years ended December 31, 2014 and 2013 was ($1,033,532) and ($887,672), respectively. The increase of $145,860 was mainly attributable to the increase in interest expenses, bad debt expense net of the decrease in operating costs.

Liquidity and capital resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company had a net loss of $1,033,532. As of December 31, 2014, the Company has a working capital deficit of $338,833. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the year ended December 31, 2014 we raised cash of $72,849 through private placements of common stock financings and $130,015 through the issuance of notes payable, of which $57,000 was used to reduce accounts payable and accruals directly.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2014, we had an accumulated deficit of $19,452,612.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2014 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	2,408,000	$847,250

___________

*	Based on weighted average exercise price.

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

On October 17, 2014, the Company signed both an Asset Purchase Agreement and a Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg and Alpha Engines, Inc., to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies.

The purchase price of the Asset Purchase Agreement for both the DCGT & GTL technologies is 750,000 restricted common shares. Additionally, the Company paid a Royalty payment of $1,000 towards all outstanding Royalty payments. As part of the Asset Purchase Agreement, any and all licensing agreements between the Company and the Sellers were terminated to include that any and all accrued and outstanding royalty payments or other compensation which may have been due by the Company to the Sellers thereunder was forgiven by Sellers.

Going forward, Robert & Barbara Scragg will consult with TTE for the purpose of the turnover of all applicable intellectual property, proprietary information, data, notes, hardware, pertinent material, improvements and advancements directly or indirectly related to both technologies. Upon completion of this turnover, the Scraggs will receive 250,000 shares of common stock as compensation for the services provided as an independent consultant. As of December 31, 2014, no services have been received and therefore, no shares have been issued.

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 1,000,000 shares of restricted common stock upon either (a) Purchaser’s certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2014, no shares have been issued.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

Financial Statements

For the Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Turbine Truck Engines, Inc.

Daytona Beach, Florida

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,033,532 and $887,672 during the years ended December 31, 2014 and 2013, respectively, and has a working capital deficit of $338,833 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Tampa, Florida

March 27, 2015

Turbine Truck Engines, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$1,831	$3,423
Prepaid expenses	-	55,786
Deposit, net of reserve of $237,414 (2014) and $0 (2013)	-	285,799
Total Current Assets	1,831	345,008

Furniture and equipment, net of accumulated depreciation of $29,521 (2014) and $57,208 (2013)	7,011	12,711
Intangible asset	13,750	-

TOTAL ASSETS	$22,592	$357,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $0 (2014) and $12,220 (2013)	$82,550	$146,143
Accrued payroll taxes	68	1,871
Accrued expenses	-
Accrued interest	42,595	24,241
Convertible notes, net	-	10,356
Notes payable	215,451	375,136
Total Current Liabilities	340,664	557,747

LONG-TERM LIABILITIES:
Derivative liability	-	6,702
Accrued payroll - long term	-	503,696
Accrued expenses - long term	-	67,500
Accrued royalty fees	-	50,000
Notes payable	307,598	116,610
Notes payable to related party	-	3,331
Total Long-Term Liabilities	307,598	747,839

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2014) and 500,000 (2013) shares issued and outstanding	-	500
Common stock; $0.001 par value; 499,000,000 shares authorized; 367,274,979 (2014) and 268,465,696 (2013) shares issued and outstanding	367,274	268,464
Additional paid in capital	20,988,916	18,329,773
Common stock payable	-	342,067
Prepaid consulting services paid with common stock	-	(37,993)
Receivable for common stock	(200,000)	(212,000)
Deferred non-cash debt offering costs	(2,379,075)	(1,219,598)
Accumulated other comprehensive income	49,827	-
Accumulated deficit	(19,452,612)	(18,419,080)
Total Stockholders’ Deficit	(625,670)	(947,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,592	$357,719

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

	For the Years Ended December 31,
	2014	2013

Operating costs	$335,475	$447,981
Bad debt expense	237,414	-
	572,889	447,981

OTHER (INCOME) EXPENSE
Change in fair value of derivative liability	5,130	136,643
Other income	(103,861)	-
Interest and other expenses	559,374	303,048

TOTAL OTHER EXPENSE	460,643	439,691

NET LOSS	$(1,033,532)	$(887,672)
Unrealized gain on translation	49,827	-
COMPREHENSIVE LOSS	$(983,705)	$(887,672)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	325,075,353	154,930,954

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Costs	Payable	Stock	Receivable	Gain	Total
Balance December 31, 2012	500,000	500	69,169,111	$69,168	$16,913,769	$(17,531,408)	$-	$20,000	$(57,385)	$(212,000)	$-	$(797,356)
Issuance of common stock for cash			28,628,754	28,629	124,139					10,000		162,768
Issuance of common stock for conversion of debt			56,743,270	56,743	101,675							158,418
Issuance of common stock for relief of common stock payable			4,000,000	4,000	16,000			(20,000)				-
Issuance of common stock for loan costs			109,824,561	109,825	883,087		(992,913)					(1)
Issuance of common stock for services			100,000	100	1,400							1,500
Cash received for subscription recivable										(10,000)		(10,000)
Commitment to issue 41,333,334 shares as loan costs							(330,667)	330,667				-
Amortization of deferred non-cash offering costs							103,982					103,982
Amortization of services paid for with common stock									19,392			19,392
Commitment to issue shares for services								11,400				11,400
Relief of derivative liability through conversion of shares					289,703							289,703
Net loss						(887,672)						(887,672)
Balance December 31, 2013	500,000	500	268,465,696	$268,464	$18,329,773	$(18,419,080)	$(1,219,598)	$342,067	$(37,993)	$(212,000)	$-	$(947,867)

Issuance of common stock for cash			11,305,352	11,305	67,544			(6,000)				72,849
Issuance of common stock for conversion of debt			1,479,000	1,479	8,874							10,353
Issuance of common stock for loan costs			83,674,931	83,675	1,895,903		(1,648,911)	(336,067)				(5,400)
Issuance of common stock for relief of accounts payable			1,000,000	1,000	28,696							29,696
Forgiveness of officer's accrued liabilities					500,524					12,000		512,524
Forgiveness of accrued consulting and accrued royalty					131,250							131,250
Issuance of common stock for services			100,000	100	2,520							2,620
Issuance of common stock for intangible asset			750,000	750	12,000							12,750
Issuance of common stock for conversion of preferred stock	(500,000)	(500)	500,000	500								-
Amortization of deferred non-cash offering costs							489,434					489,434
Amortization of services paid for with common stock									37,993			37,993
Foreign currency translation adjustment											49,827	49,827
Relief of derivative liability through conversion of shares					11,832							11,832
Net loss						(1,033,532)						(1,033,532)
Balance December 31, 2014	-	-	367,274,979	$367,274	$20,988,916	$(19,452,612)	$(2,379,075)	$-	$-	$(200,000)	$49,827	$(625,670)

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,033,532)	$(887,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of common stock issued for services		52,011	46,292
Unrealized loss on derivative liability		5,130	136,643
Amortization of deferred offering costs		489,434	103,982
Depreciation		5,700	4,827
Amortization of discount on notes payable		-	115,797
Provision for deposit		237,414	-
Gain on relief of accounts payable and accrued expenses		(101,460)	-
Gain on relief of notes payable		(2,401)	-
Decrease in prepaid expenses		55,786	41,981
(Decrease) Increase in:
Accounts payable		67,658	28,045
Accrued expenses		34,205	1,400
Accrued payroll		7,925	127,427
Accrued royalty fees		18,750	25,000
Accrued interest		18,354	6,957
Net cash used by operating activities		(145,026)	(249,321)
		-
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset		(1,000)	-
Net cash used by investing activities		(1,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		72,849	138,766
Proceeds from issuance of convertible notes payable		-	32,500
Repayment of convertible note payable		-	(43,200)
Repayment of note payable, related party		(1,430)	-
Proceeds from issuance of notes payable		73,015	118,385
Net cash provided by financing activities		144,434	246,451

Net decrease in cash		(1,592)	(2,870)

Cash, beginning of period		3,423	6,293

Cash, end of period		$1,831	$3,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-	$21,272

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Prepaid interest reserve	$		$87,062
Common stock issued in exchange for prepaid services		$17,700	$5,400
Conversion of convertible debt to equity (1,479,000)		$10,356	$-
Conversion of convertible debt to equity		$-	$155,017
Derivative liability and debt discount		$-	$45,070
Conversion of accrued interest to common stock		$-	$3,400
Common stock issued to extinguish derivative liability		$11,832	$289,704
Settlement of notes payable with refund of deposits		$48,385	$-
Foreign currency translation adjustment		$49,827	$-
Relief of accounts payable and accruals through issuance of 236 note payable		$57,000	$-
Construction in process financed with a note payable		$-	$285,799
Deferred loan costs paid with common stock		$-	$992,913
Deferred loan costs paid with common stock payable		$-	$330,667
Relief of accounts payable through the issuance of common stock		$7,946	$-
Relief of accrued expenses and accrued royalty through capital contribution		$131,250	$-
Relief of accrued payroll through capital contribution		$513,424	$-
Common stock issued for conversion of preferred stock		$500	$-
Common stock issued for purchase of intangible asset		$12,750	$-
Common stock issued for common stock payable		$6,000	$-
Common stock issued as loan costs		$1,648,911	$-
Common stock issued for receivable		$12,000	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

1. Background Information

Turbine Truck Engines, Inc. (“TTE” or “the Company”) was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Daytona Beach, Florida. The company has not yet generated any revenues since inception.

To date, the Company’s principal operations are the development and ultimately the commercialization of the (a) Detonation Cycle Gas Turbine Engine (“DCGT”); (b) Hydrogen Production Burner System (“HPBS”); and (c) the Gas to Liquid Technology (“GTL”). In addition, the Company is aggressively pursuing to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger. The Company is in the process of raising capital to support these activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

Effective December 17, 2014, the Company filed a Certificate of Correction with the Nevada Secretary of State to correct an administrative error discovered in the Company’s corporate records with the Nevada Secretary of State’s office. This Certificate of Correction clarifies that the Company’s authorized stock consists of (a) Four Hundred, Ninety-nine million (499,000,000) shares of Common Stock, Par Value $0.001; and (b) One Million (1,000,000) shares of Preferred Stock, Par Value $0.001, which the Company had previously authorized and recorded with the Nevada Secretary of State on February 20, 2008. Additionally, this December 17, 2014 Certificate of Correction clarifies that the Company had on March 16, 2012 designated Five Hundred Thousand (500,000) shares of its Preferred Stock as Series “A” Convertible Preferred stock. On March 16, 2012, the Company’s Board of Directors authorized the issuance of Five Hundred Thousand (500,000) shares of Series “A” Convertible Preferred stock to Michael Rouse, the Company’s President, in exchange for deferred salary. On December 18, 2014, Mr. Rouse converted all of the Series “A” Convertible Preferred stock he held into Five Hundred Thousand (500,000) shares of the Company’s common stock.

Effective December 19, 2014, the Company filed a Certificate of Change with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to (a) terminate the designation of Five Hundred Thousand (500,000) shares of its Series “A” Convertible Preferred Stock and (b) clarify that the Company’s authorized stock remains Four Hundred, Ninety-nine million (499,000,000) shares of Common Stock, Par Value $0.001 and One Million (1,000,000) shares of Preferred Stock, Par Value $0.001. Additionally, the Company terminated the designation of Three Hundred Fifty Thousand (350,000) shares of its Series “B” Preferred stock, previously approved by the Company’s Board of Directors on June 18, 2014. This Series “B” Preferred designation was never filed with the Nevada Secretary of State’s office and no shares were ever issued.

With the Company terminating both the Series “A” Convertible Preferred and the Series “B” Preferred designations, the Company maintains its current authorized class of One Million (1,000,000) Preferred shares with no Series designation being authorized, issued or outstanding.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company had a net loss of $1,033,532. As of December 31, 2014, the Company has a working capital deficit of $338,833. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2014 and 2013. Insurance coverage was $250,000 per depositor at each financial institution. At December 31, 2014 and 2013, there were no amounts held in excess of federally insured limits.

The Company’s financial instruments include cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of cash, accounts payable and accrued liabilities approximate their fair value, due to the short-term nature of these items. The carrying amount of notes payable approximates their fair value due to the use of market rates of interest and maturity schedules for similar issues. The derivative liability is recorded at fair value (see Note 9).

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

Research and development costs are charged to operations when incurred and are included in operating expenses. There were no amounts charged to research and development for each of the years ended December 31, 2014 and 2013.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 10.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2014 or 2013. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2014 and 2013 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2014 and 2013 potentially dilutive common stock options and warrants of 2,408,000 and 6,655,413 have been excluded from dilutive losses per share due to the Company’s losses in all periods presented.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). There were no grants awarded in 2014 and 2013.

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. For the periods ended December 31, 2014 and 2013, the Company recognized approximately $39,200 and $46,300, respectively, in consulting expenses.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include other current assets, accounts payable, accrued compensation and accrued expenses.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). ASU 2014-12 provides special optional transitional guidance for awards with performance targets. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-12 will have on its Consolidated Financial Statements.

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

4. Option to Acquire License

On December 15, 2000, TTE acquired the option rights for an exclusive License, from Alpha Engines Corporation (“Alpha”), for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha’s DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. The terms of this December 2000 agreement required the Company to (a) pay a $250,000 licensing fee upon exercising its option; and (b) complete and file a registration statement with the Securities and Exchange Commission (SEC) and once the public offering was filed and declared effective by the SEC, Alpha was to grant the license in exchange for 10,000,000 shares of common stock of the Company.

On July 22, 2002, the Company executed a licensing agreement with Alpha Engines to commercially exploit Alpha’s DCGT engine technology for heavy-duty truck application. Under the terms of this agreement, the original terms of the December 2000 option rights agreement were amended to allow the Company to acquire the license agreement in advance of completing its offering registration statement and Alpha accepted a promissory note, payable July 22, 2003, in lieu of cash payment, for the $250,000 licensing fee. Additionally, the July 2002 licensing agreement amended issuance of the Companies’ common stock, payable to Alpha Engines, from the issuance of 10,000,000 shares to 5,000,000 shares. The value of these shares was based on $0.50 per share, which was the issuance price for common stock under the Company’s private placement offering. Additional terms of the July 22, 2002 licensing agreement included:

•	Minimum royalties – $250,000 due minimum royalty payment each year once licensing note is settled; and

•	Royalties – eight percent of net sales after manufacturing and sales commence; and

•	Contract fees for design and engineering services.

In July 2003, the July 2002 agreement was modified to extend the terms of the $250,000 note payable until the earlier of August 23, 2005 or completion of funding for the Company’s public offering and to establish that the minimum royalty payments shall commence after the note is settled.

On April 27, 2012, the Company entered into a Debt Settlement Agreement (the “Agreement”) with Alpha Engines Corporation (“Alpha”). The Company and Alpha entered into a License Agreement dated December 15, 2000 and July 22, 2002, pursuant to which the Company has accrued royalties and other payables to Alpha in the amount of $1,508,250 as of the date of the Debt Settlement Agreement. Pursuant to the terms of the Agreement, Alpha agreed to accept 250,000 shares of the company common stock in full settlement of the above royalties and other payables and further agreed to reduce the annual license royalty payable under the July 2002 License Agreement from $250,000 per year to $25,000 per year, retroactive to January 1, 2012, with the first payment being due January 1, 2013. On April 27, 2012, the Company recorded the difference between the fair value of the common stock issued to Alpha and the settlement of the accrued royalties and other payables as a capital contribution from Alpha to the Company, which is included in additional paid-in capital at December 31, 2012. As of December 31, 2014 and 2013, the Company has accrued $0 and $50,000 of royalty fees related to this agreement, respectively.

On October 17, 2014, the Company signed both an Asset Purchase Agreement and a Technology Sale/Transfer/Assignment (the “Agreements”) for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg and Alpha Engines, Inc., to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies.

The purchase price of the Asset Purchase Agreement for both the DCGT & GTL technologies is 750,000 restricted common shares. Additionally, the Company paid a Royalty payment of $1,000 towards all outstanding Royalty payments. As part of the Asset Purchase Agreement, any and all licensing agreements between the Company and the Sellers were terminated to include that any and all accrued and outstanding royalty payments or other compensation which may have been due by the Company to the Sellers thereunder was forgiven by Sellers.

Going forward, Robert & Barbara Scragg will consult with TTE for the purpose of the turnover of all applicable intellectual property, proprietary information, data, notes, hardware, pertinent material, improvements and advancements directly or indirectly related to both technologies. Upon completion of this turnover, the Scraggs will receive 250,000 shares of common stock as compensation for the services provided as an independent consultant. As of December 31, 2014, no services have been received and therefore, no shares have been issued.

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 1,000,000 shares of restricted common stock upon either (a) Purchaser’s certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2014, no shares have been issued.

Effective November 14, 2014, all conditions, terms and guarantees of escrow were satisfied allowing the Company to close the Asset Purchase Agreement and Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg and Alpha Engines Corporation to obtain ownership of all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies.

5. Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2014	2013
Furniture and fixtures	$-	$1,505
Equipment	13,400	18,091
Automobile	15,000	15,000
Leasehold improvements	8,132	35,323
	36,532	69,919
Less accumulated depreciation and amortization	29,521	57,208
	$7,011	$12,711

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

The Company’s 2011 Plan authorizes up to 5,000,000 shares of common stock to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2014 and 2013, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to the Plan. As of December 31, 2014, 2,921,554 shares are available under the Plan for future grants, awards, options or share issuance.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, based on the Company’s closing stock price of $0.0194 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013, based on the Company’s closing stock price of $0.014 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were no options or warrants issued during the years ended December 31, 2014 and 2013.

The following table represents our stock option and warrant activity for the years ended December 31, 2014:

	Shares	Range of Exercise Prices	Weighted Average Grant Date Fair Value
Outstanding and Exercisable
Outstanding at December 31, 2012	5,405,413	$0.10 – 2.00
Options and warrants granted	1,250,000	$0.05	$0.05
Options and warrants cancelled or expired	0
Outstanding at December 31, 2013	6,655,413	$0.05 – 2.00
Options and warrants granted
Options and warrants cancelled or expired	4,247,413
	0
Outstanding at December 31, 2014	2,408,000	$0.10 – 0.75
Exercisable at December 31, 2014	2,408,000	$0.10 – 0.75
Exercisable at December 31, 2013	6,655,413	$0.05 – 2.00

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2014:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.30 – $0.75	2,408,000	1.13 Years	$0.35	1.13 Years	2,408,000	$0.35

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2014 and 2013, respectively. During 2014 and 2013, the Company did not recognize any compensation expense related to stock option grants since no options were granted during the years and there was no unrecognized compensation expense related to previous grants.

7. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For the year ended December 31, 2013 rent expense was approximately $25,000. Effective September 1, 2014, the Company moved its headquarters to Daytona Beach, Florida and is paying $435 rent monthly on a month-to-month basis.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive initial reports from ETS during the manufacturing of the Equipment, they did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement. 2367416 Ontario, Inc. has received CAN $50,000, directly from ETS, which has been recorded as a reduction in the outstanding note payable and the deposit. Both 2367416 Ontario, Inc. and the Company are in negotiations to receive the CAN $250,000 plus interest owed, which, when received, will also be shown as a reduction of the outstanding note payable and the deposit. During the year ended December 31, 2014, the Company filed a criminal complaint with the DA office in Taipei Taiwan charging ETS and its principles of alleged fraud. The Company provided a reserve in the amount of $237,414 against this deposit on its balance sheet on December 31, 2014.

The Company is now in final negotiations directly with the Inventor, Dr. Chang and his new Company ZHENG YU CO. (ZYC), to provide the Company with the equipment necessary to fulfill the Company’s business plan. ZYC has agreed to sell us the rights to the HPBS technology for $1.8 million upon independent testing and certification of the HPBS technology. Funding for the Company to purchase the HPBS machinery, as well as the HPBS technology, is provided for in the June 19, 2013 Loan Agreement, between the Company and 2367416 Ontario, Inc. which provides for financing of up to CAN $10,000,000. While the Company and Dr. Chang have negotiated proposed terms and conditions for the Company to acquire the HPBS technology, the Company is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology. Until the Company is satisfied with title ownership of the HPBS technology, any final agreement to purchase the HPBS technology is pending.

On January 23, 2013 the Company entered into a Letter of Intent with BluGen, Inc., a California corporation (“BluGen”) for the purpose of setting the basis for the joint development of a natural gas to Methanol technology (“GTM Technology”). Under the terms of the Agreement, BluGen will work with TTE, and the inventor, Robert Scragg to recreate and expand upon the original designs created by Mr. Scragg and to re-develop a lab version and control system, among other things. These items are to be completed under a timetable that has been agreed upon by the parties. The Parties have agreed to establish at a later date, a joint venture, wherein the Company will have a 51% interest and BluGen will have a 49% interest, and into which the commercial application of the technology will be developed. During the year ended December 31, 2014, this Agreement has been terminated.

On May 28, 2013, the Company entered into Lease Agreement dated with Fujian Xinchang Leather Company Limited, a Chinese company (“Fujian”), whose address is Jinjiang City, Fujian, China Ying Lin Zhenxin Chang Industrial Park (the “Plant”) for the lease of a Hydrogen boiler combustion equipment system (the “Equipment”) to be installed at their Plant. The Unit price for the Equipment is RMB 4,800,000 Yuan (approximately $800,000 US). The term of the Lease is seven (7) years, and renews on an annual basis if not terminated. Once installation and proven energy efficiency are established, Fujian will post the performance bond of RMB 1 million Yuan and rental payments shall commence, and be paid monthly thereafter. Any termination of the Lease within the first six (6) years will entitle the Company to take possession of the entire performance bond. As of December 31, 2014, this agreement has been terminated of its own accord with no further obligation or liability for either party.

The Company has entered into various other agreements that have been disclosed in previous 10-K and 10-Q filings. These agreements have been either terminated or put on hold and may be reinitiated based on both adequate funding and a viable product development and commercialization plan being approved by the Companies’ new Board of Directors.

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

The initial advance of CAN $450,000 is covered by a Loan Agreement dated June 19, 2013, and was signed on July 30, 2013 (the “Loan Agreement”), which provides that (a) the interest rate shall be 20% per annum; and (b) CAN $90,000 shall be withheld by lender in interest rate reserve account for the payment of the first years interest. The total of CAN $300,000 under the Loan Agreement was received during the three months ended September 30, 2013 and delivered to Energy Technology Services Co., Ltd., (ETS) as the initial payment on the first machine to be delivered under a purchase order agreement. As of December 31, 2014, the Company has recorded $330,785 as a note payable and $0 as a deposit (net of the reserve of $237,414). During the year ended December 31, 2014, $48,385 was paid back from the deposit and applied towards the note.

During the year ended December 31, 2013, the Company, as part of the above agreement, was required to issue 124,000,000 shares of restricted common stock to 236. These shares were valued at $0.008 which was the share price at the commitment date. On March 1, 2014, 236 modified the required number of shares to be issued to include an additional 12,341,598 shares. These shares are valued at $0.07 which was the share price at commitment date on March 1, 2014. As of December 31, 2014, the Company has issued 136,341,598 shares to 236 and recorded $1,855,912 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt issuance costs at December 31, 2014 was $1,429,071.

On August 1, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.02 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $23,225, excluding the foreign currency translation adjustment during the year, and $100,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $71,712.

On August 22, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 to pay off a convertible note the Company owed. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 13,157,895 shares of restricted common stock to 236. These shares are valued at $0.01 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $48,385, excluding the foreign currency translation adjustment during the year, and $131,579 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $95,872.

On October 20, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $25,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 5,000,000 shares of restricted common stock to 236. These shares are valued at $0.008 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $23,555, excluding the foreign currency translation adjustment during the year, and $40,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $30,438.

On December 3, 2013, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $20,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 4,000,000 shares of restricted common stock to 236. These shares are valued at $0.015 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $19,953, excluding the foreign currency translation adjustment during the year, and $60,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $47,104.

During 2014, the Company recorded foreign currency translation adjustments for the above notes with 236 in the amount of ($49,827) in other comprehensive income in equity.

On April 15, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of CAN $50,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.037 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $45,515, excluding the foreign currency translation adjustment during the year, and $370,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $317,440.

During 2014, the Company recorded foreign currency translation adjustments for the above notes with 236 in the amount of ($49,827) as other comprehensive income in the statements of comprehensive loss.

On August 5, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of US $50,000 for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company is required to issue 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.0222 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $50,000 and $222,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $204,088.

On October 1, 2014, the Company entered into a note agreement with 2367416 Ontario, Inc., a Canadian company (“236”), whereby 236 agrees to provide financing to the Company in the amount of $50,000 (US) for working capital needs. The agreement provides for interest rate at 20% per annum, with interest payable monthly and principle is due five years from the date of advance. As part of the above agreement, the Company issued 10,000,000 shares of restricted common stock to 236. These shares are valued at $0.0193 which was the share price at commitment date. As of December 31, 2014, the Company recorded a note payable in the amount of $50,000 and $193,000 in deferred non-cash debt offering costs which are amortized over five years. The balance of these deferred non-cash debt offering costs at December 31, 2014 was $183,350.

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

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount will be amortized over the life of the note, and the Company recognized $44,008 of interest expense related to amortization through 2013. As of December 31, 2014 the discount related to the note was fully amortized. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense.

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

For the years ended December 31, 2014 and 2013, the unrealized loss on the above derivatives was $5,130 and $136,643, respectively.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2014 and 2013 related to the above derivative liability are as follows:

	Fair Value Measurements at December 31, 2014 (1)		Fair Value Measurements at December 31, 2013 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$0	$0	$(6,702)	$(6,702)
Total liabilities	$0	$0	$(6,702)	$(6,702)

___________________

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of December 31, 2014 or 2013.

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

10. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2014 and 2013.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2014 or 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2014	2013
Tax expense (benefit) at U.S. statutory rate	$(351,400)	$(301,800)
State income tax expense (benefit), net of federal benefit	(37,570)	(32,300)
Effect of non-deductible expenses	2,700	51,800
Other	-	2,040
Change in valuation allowance	386,270	280,260
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets (liability), noncurrent:
Depreciation	$(1,800)	1,900
License agreement	79,200	158,400
Capitalized start up costs	5,566,400	5,097,800
Net operating loss	883,800	649,700
Stock compensation	106,100	105,900
Accrued expenses	30	233,760
Contribution carryover	2,700	2,700
Valuation allowance	(6,636,430)	(6,250,160)
	$-	$-

Change in valuation allowance:

2014
Balance, December 31, 2013	$(6,250,160)
Increase in valuation allowance	(386,270)
Balance, December 31, 2014	(6,636,430)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2014 and 2013.

As of December 31, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $2,300,000 which begin expiring in 2023.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2011 – 2013.

11. Related Party Transactions

During the year ended December 31, 2003, the Company signed a note payable with a related party in the amount of $15,000. The balance as of December 31, 2014 and 2013 was $0 and $1,901, respectively. This note payable was unsecured, non-interest bearing and has no specific repayment terms. During the year ended December 31, 2014, the Company was relieved of the obligation and recorded a gain of $1,901 in other income in the Statement of Comprehensive Loss.

As of December 31, 2014 and 2013, accounts payable included $0 and $12,220, respectively, for various accounting services, due to the Company’s Chief Accounting Officer. During the year ended December 31, 2014, the Company was relieved of the accounts payable and recorded a gain of $11,920 in other income in the Statement of Comprehensive Loss.

During the year ended December 31, 2012, the Company’s CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate. During the year ended December 31, 2014, the Company repaid the advance.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer, President and Director to terminate his 2011 Employment Agreement, effective July 1, 2014, which was set to expire September 30, 2014. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Chief Executive Officer, President, Director with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of July 1, 2014, serving in such positions without compensation until such time as the Board of Directors may determine, in their sole and absolute direction. The value of the above services were negligible and immaterial to the financial statements.

In July 2014, the Company executed a Settlement and Release Agreement with the Vice-President, Secretary-Treasurer and Director to formally terminate her 2013 Employment Agreement which expired December 31, 2013. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Director, Secretary & Treasurer with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of January 1, 2014, serving in such Positions without compensation until such time as the Board of Directors may determine, in their sole and absolute discretion. The value of the above services were negligible and immaterial to the financial statements.

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

The Company was relieved from a stockholder and the former owner of the technology sold pursuant to the Agreements described in Note 4 for $62,500 of accrued consulting fees and $68,750 of accrued royalty. For the year ended December 31, 2014, the Company has recorded these amounts as a capital contribution.

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

During the year ended December 31, 2012, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s CEO in exchange for accrued payroll of $335,285. During the year ended December 31, 2014, the 500,000 shares of Series A Convertible Preferred Stock was converted to common stock.

Effective December 19, 2014, the Company filed a Certificate of Change with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to (a) terminate the designation of 500,000 shares of its Series “A” Convertible Preferred Stock and (b) clarify that the Company’s authorized stock remains 499,000,000 shares of Common Stock, par value $0.001 and 1,000,000 shares of Preferred Stock, par value $0.001. Additionally, the Company terminated the designation of 350,000 shares of its Series “B” Preferred stock, previously approved by the Company’s Board of Directors on June 18, 2014.

With the Company terminating both the Series “A” Convertible Preferred and the Series “B” Preferred designations, the Company maintains its current authorized class of 1,000,000 Preferred shares with no Series designation being authorized, issued or outstanding at December 31, 2014.

13. Other Income

Other income for the year ended December 31, 2014 consists of accounts payable and accrual settlements with certain vendors as follows:

Forgiveness of accrued rent	$39,205
Forgiveness of legal and professional fess	22,805
Gain on settlement of legal fees	39,950	(1)
Forgiveness of related party note	1,901
	$103,861

(1) The Company issued $750,000 shares of common stock at $0.029 per share, which represented the Company’s stock price at the agreement date to the Company’s outside counsel. Outside counsel agreed to forgive approximately $44,000 of past services, and provide approximately $17,700 of future services. As a result, of this agreement, the Company recognized a gain of $39,950, which is included in Other Income as of December 31, 2014.

14. Subsequent Events

On March 16, 2015, the Company’s Board of Directors accepted an offer, dated March 11, 2015, from 2367416 Ontario, Inc. to irrevocably convert eight separate Loan Agreements, dated from June 19, 2013 through October 1, 2014, payable by Turbine Truck Engines, Inc. to 2367416 Ontario, Inc., with a cumulative principal balance of US $499,585 and a cumulative accrued interest balance of US $69,075 for a cumulative total debt owed of US $568,660 into 47,388,351 shares of the Company’s common stock. The conversion price in this transaction was $0.012 per share. This conversion of debt into shares is full and final payment for the debt evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Enzo Cirillo	46	Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer
Michael H. Rouse	58	President and Director
Christopher David	56	Secretary, Treasurer and Director
Judith Norstrud	46	Principal Accounting Officer and Chief Accounting Officer

Biographies

Enzo Cirillo, Enzo Cirillo is the Company’s Interim CEO and Chairman of the Board. Mr. Cirillo is the Owner of a number of private companies doing business, in both Canada and the United States, in a variety of industries such as technology, commercial and residential high-rise real estate development, health/fitness facilities and transportation. In addition, Mr. Cirillo is an active private equity investor in both private and public entities. Mr. Cirillo holds a BA, Math from York University in Toronto. In addition, Mr. Cirillo was captain of the York University football team preceded by his time playing for the Toronto Athletics, a semi-professional football development team for the Toronto Argonauts of the Canadian Football League.

Michael Rouse is the founder of the Company and currently serves as its President and Director. Mr. Rouse is Vice President of Cox-Rouse Construction & Development Corporation, a commercial real estate developer located in Deland, Florida. Mr. Rouse is a commercial building contractor and developer, and licensed commercial aircraft pilot. Mr. Rouse was President of M&D Aircraft Leasing and Skydive Palatka, a successful parachute center, from October 1995 to June 2002, until he sold Skydive Palatka. He received his schooling in Management Training at United States Steel Corporation in 1975; Computer Programming at Daytona Beach Community College in 1993; and Science, Art and Drafting at Valparaiso Industrial Arts School in 1973. He is a former Production Manager for United States Steel, and General Manager of Freefall Express, Inc., an airplane leasing company, from 1989 to 1990.

Christopher David is the Secretary, Treasurer and a Board Director for the Company. Mr. David has been a private venture investor for 20 years in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, bio-tech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David has been a shareholder of Turbine Truck Engines for over 5 years prior to assuming his duties as Secretary/Treasurer and Director of the company. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David holds a BA from University of Washington.

Judith Norstrud is the Principal and Chief Accounting Officer for the Company. Ms. Norstrud is the owner of Norco Accounting & Consulting, Inc., an accounting and consulting firm specializing in providing temporary-interim Controllers and Chief Financial Officers, controller oversight and other general financial consulting services to a variety of public, private and not for profit companies. From 2009 - 2013, Ms. Norstrud was the Chief Financial Officer of Dais Analytic Corporation. From 1999 - 2002, Ms. Norstrud worked for Pender, Newkirk & Company, CPA’s as a manager in the Assurance Services department. From 1996 - 1999, Ms. Norstrud worked at PricewaterhouseCoopers, LLP as a senior associate in business assurance. From 1992 - 1996, Ms. Norstrud worked at Fraser & Company as a senior associate in financial statement auditing.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Enzo Cirllo, Interim-CEO & Board Chairman	2014	$0	0	$0	0	0	0	0	$0

Christopher David, Secretary, Treasurer & Directors	2014	$0	0	$0	0	0	0	0	$0

Michael Rouse, President,	2014	$0	0	$0	0	0	0	9,076	$9,076
CEO, Chairman of the Board (1)	2013	$52,000	0	$335,285	0	0	0	0	$387,285

Phyllis J. Rouse Vice President,	2014	$0	0	$0	0	0	0	0	$0
Secretary, Treasurer and Director (2)	2013	$52,000	0	$0	0	0	0	0	$52,000

________________

(1)	For the year ended December 31, 2013, per Mr. Rouses’ employment agreement, his annual salary was $52,000.
(2)	For the year ended December 31, 2013, per Ms. Rouses’ employment agreement, her annual salary was $52,000.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)

Michael Rouse, President, CEO, Chairman of the Board	0	0	0*	$0		0*	0*	0*	0*

Phyllis Rouse, Vice President, Secretary, Treasurer and Director	0	0	0*	$0		0*	0*	0*	0*

___________________

*	All options and stock awards are fully vested and earned at the date of grant.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	2,408,000	$0.35	317,569

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

The following table sets forth certain information as of December 31, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Enzo Cirillo, Individual (Director/Officer)	11,630,000	3.17%
2367416 Ontario, Inc. (1)	184,499,492	50.23%
Michael Rouse (Director/Officer)	2,875,155	0.78%
Christopher David (Director/Officer)	13,305,500	3.62%
Johnathon Joyner	24,445,794	6.66%
All directors and executive officers as a group (3 persons)	212,310,147	57.81%

___________________

1.	Enzo Cirillo, a Company Director & Officer, is the sole principal partner & 100% shareholder of 2367416 Ontario, Inc., an Ontario Canada corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2014 we were billed by our accountants, Warren Averett LLC approximately $74,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2013 we were billed by our accountants, Warren Averett LLC approximately $89,000 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During 2014 we were billed by our accountants, Warren Averett LLC $0 for tax work.

During 2013 we were billed by our accountants, Warren Averett LLC $0 for tax work.

All Other Fees

During 2014 we were billed by our accountants, Warren Averett LLC $0 for other work.

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

_____________

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

TURBINE TRUCK ENGINES, INC.

Dated: March 27, 2015	By:	/s/ Enzo Cirillo
Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer

Dated: March 27, 2015	By:	/s/ Christopher David
Secretary, Treasurer, Director

Dated: March 27, 2015	By:	/s/ Judith Norstrud
Principal Accounting Officer

