Form 10-Q
period 2015-03-31
TURBINE TRUCK ENGINES INC
filed 2015-05-01
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______, 20___, to _____, 20___.

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

There were 416,538,330 shares of the Registrant’s $0.001 par value common stock outstanding as of April 27, 2015.

Documents incorporated by reference: none

Turbine Truck Engines, Inc.

2

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of March 31, 2015 (unaudited) and December 31, 2014

and for the Three Months Ended March 31, 2015 and 2014 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-1
Statements of Comprehensive Loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

4

Turbine Truck Engines, Inc.

Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,720	$1,831
Deposit, net of reserve of $237,414 (2015) and $237,414 (2014)	-	-
Total Current Assets	8,720	1,831

Furniture and equipment, net of accumulated depreciation of $9,875 (2015) and $29,521 (2014)	6,242	7,011
Intangible asset	13,750	13,750

TOTAL ASSETS	$28,712	$22,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$101,252	$82,550
Accrued payroll taxes	-	68
Accrued interest	-	42,595
Notes payable	-	215,451
Total Current Liabilities	101,252	340,664

LONG-TERM LIABILITIES:
Notes payable	-	307,598
Total Long-Term Liabilities	-	307,598

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2015) and 0 (2014) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 416,538,330 (2015) and 367,274,979 (2014) shares issued and outstanding	416,537	367,274
Additional paid in capital	21,523,313	20,988,916
Receivable for common stock	(200,000)	(200,000)
Deferred non-cash debt offering costs	-	(2,379,075)
Accumulated other comprehensive income	-	49,827
Accumulated deficit	(21,812,390)	(19,452,612)
Total Stockholders’ Deficit	(72,540)	(625,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,712	$22,592

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating costs	$45,428	$48,050
	45,428	48,050
OTHER EXPENSE
Change in fair value of derivative liability	-	5,129
Interest and other expenses, net	2,314,350	92,713

TOTAL OTHER EXPENSE	2,314,350	97,842

NET LOSS	$(2,359,778)	$(145,892)
Unrealized gain on foreign currency translation adjustment	-	(25,014)
COMPREHENSIVE LOSS	$(2,359,778)	$(120,878)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	374,349,130	272,373,029

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,359,778)	$(145,892)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services and amortization of common stock issued for services	-	5,112
Unrealized loss on derivative liability	-	5,129
Amortization of deferred offering costs	2,379,075	65,272
Depreciation	769	1,206
Amortization of discount on notes payable	-	21,763
Gain on foreign currency transaction adjustment	(88,791)	-
(Decrease) Increase in:
Accounts payable	18,702	(12,446)
Accrued expenses	-	4,379
Accrued payroll	(68)	1,513
Accrued royalty fees	-	6,250
Accrued interest	24,056	5,677
Net cash used by operating activities	(26,035)	(42,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,000	50,849
Proceeds from issuance of notes payable	17,924	-
Net cash provided by financing activities	32,924	50,849

Net increase in cash	6,889	8,812

Cash, beginning of period	1,831	3,423

Cash, end of period	$8,720	$12,235

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$322

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible debt to equity (65,562,422 shares)	$-	$10,356
Settlement of notes payable with refund of deposits	$0	$48,385
Foreign currency translation adjustment	$38,964	$25,014
Deferred loan costs paid with common stock payable	$-	$11,832
Common stock issued for conversion of debt and accrued interest to equity (47,388,351 shares) includes $69,075 of accrued interest	$568,660	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

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

The Company will need to raise capital to support its activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

On March 20, 2015, the Company received notification from OTC Markets Group, that it had successfully completed the verification process and was approved for its securities to remain on the OTC Markets Group’s OTCQB marketplace, an electronic quote and trade execution venture marketplace for entrepreneurial and development stage companies.  On March 26, 2014, OTC Markets Group introduced stringent standards and eligibility requirements designed to improve marketplace integrity and enhance transparency for investors of company securities trading on both the OTCQB and the OTCQX marketplace.  Companies verified and approved for the OTCQB are current in their reporting and will continue to undergo an annual verification and management certification process.

On April 6, 2015, the Company’s Board of Directors approved a 1 for 20 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split").  The Reverse Stock Split shall have a record and effective date 10 days following the providing of notice to FINRA thereof or such other date as shall be determined by FINRA.  As of the date of this filing, the Company has not yet received approval from FINRA to effect the reverse stock split and therefore, no shares of common stock have been adjusted for the reverse stock split.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2015 and 2014, (b) the financial position at March 31, 2015 and December 31, 2014, and (c) cash flows for the three month periods ended March 31, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three month periods ended March 31, 2015 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2015, the Company had a net loss of $2,359,778. As of March 31, 2015, the Company has a working capital deficit of $92,532. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2015 and December 31, 2014. Insurance coverage was $250,000 per depositor at each financial institution. At March 31, 2015 and December 31, 2014, there were no amounts held in excess of federally insured limits.

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. There were no amounts charged to research and development for each of the three month periods ended March 31, 2015 and 2014.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2015 and December 31, 2014. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they have been amortized as interest expense over the life of the notes which is five years. Foreign currency transaction gains and losses, when material, have been recorded as other income or loss.  For the three months ended March 31, 2015 the Company recorded a foreign currency transaction gain of $88,791.  As of March 31, 2015, the Canadian company has converted all outstanding notes payable and related accrued interest into common stock, therefore, the remaining balance of the deferred non-cash offering issuance costs has been recorded as interest expense for the three months ended March 31, 2015. (see Note 6)

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three month periods ended March 31, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended March 31, 2015 and 2014 potentially dilutive common stock options and warrants of 2,308,000 and 6,655,413 have been excluded from dilutive losses per share due to the Company’s losses in all periods presented.

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

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s financial statements.

5. Commitments and Contingencies

The Company leased its corporate headquarters on a month-to-month basis. For each of the three months ended March 31, 2015 and 2014, rent expense was approximately $1,300 and $6,250, respectively.

6. Notes Payable

On March 16, 2015, the Company’s Board of Directors accepted an offer, dated March 11, 2015, from 2367416 Ontario, Inc. to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 2367416 Ontario, Inc., with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 47,388,351 shares of the Company’s common stock.  The conversion price in this transaction was $0.012 per share.  At the March 16, 2015 commitment date the conversion was not beneficial to 2367416 Ontario, Inc. accordingly, no beneficial conversion feature was recorded for this conversion.  This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements.  The shares were issued on March 18, 2015.  As part of the conversion of debt to common stock, the Company also expensed the deferred non-cash offering costs of $2,379,075.

7. Convertible Notes and Derivative liability

On April 24, 2012 (the “Closing date”), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $0.10 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 1,479,000 shares of common stock during the three months ended March 31, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three months ended March 31, 2014, the unrealized loss on the above derivatives was $5,129.

8. Subsequent Events

During April 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc., a Canadian company, for a total of $45,000 and agreed to issue 5,625,000 shares of common stock at $0.008 per share.  As of the date of this filing, these shares have not been issued.

On April 6, 2015, the Company’s Board of Directors approved a 1 for 20 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split").  The Reverse Stock Split shall have a record and effective date 10 days following the providing of notice to FINRA thereof or such other date as shall be determined by FINRA.  As of the date of this filing, the Company has not yet received approval from FINRA to effect the reverse stock split and therefore, no shares of common stock have been adjusted for the reverse stock split.

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

OVERVIEW OF THE COMPANY

Turbine Truck Engines, Inc. is a clean-air technology company dedicated to identifying, developing and commercializing important scientific innovations designed to dramatically enhance both environmental conservation and cost savings in how the world consumes energy.

The Company has not yet generated any revenues. To date, the Company’s principal operations are the development and ultimately the commercialization of the (a) Detonation Cycle Gas Turbine Engine (“DCGT”); (b) the Gas to Liquid Technology; and (c) Hydrogen Production Burner System (“HPBS”). In addition, the Company is aggressively pursuing to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger and no specific candidate has been identified at this time.

In August 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel to better position the Company to (a) access funding for operations and development; (b) increase its opportunity for the development of its core technologies; (c) pursue a contractual commitment for either the purchase or merger of an intellectual property asset and/or an existing operational company asset.

PRODUCT STATUS AND DESCRIPTION

I. THE DCGT ENGINE TECHNOLOGY

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

Since the formation of Turbine Truck Engines, Inc., on November 27, 2000, the development of the DCGT Engine technology, for the application of heavy-duty highway trucks, has been at the core of the Company’s business operations. Up to August 13, 2014, the Company had funded the building and testing of Prototype #5, a 540HP 12-cylinder engine and Prototype #6, a 70HP 4-cylinder engine for the purpose of sufficiently advancing the research and development of the DCGT engine technology, for heavy-duty truck application, to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer. To date, the Company has been unable to gather acceptable and reliable data required to advance the DCGT engine technology, for heavy-duty truck application, beyond the research and development phase. Additionally, to date, the DCGT engine technology is not ready for commercialization, for any application, and remains in the development and research phase.

Effective August 13, 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel. TTE’s new management and Board of Directors, in coordination with the inventor of the DCGT engine technology, continue to believe the patented DCGT technology can be developed for commercialization, but have determined that the focus of research and development of the DCGT technology should be on designing a DCGT engine for applications directly related to power generation. Based on this new focus, TTE no longer intends to expend resources on the development of the DCGT engine technology for the heavy-duty truck engine application and will continue to  pursue a path forward to develop the DCGT engine technology for other applications specifically related to power generation.

The Company believes that with ownership of all patents, intellectual property, trademarks, trade secrets, drawings and copyrights for the DCGT engine technology, the Company will have better leverage as it pursues both the necessary funding and development partners required to prove the technologies’ viability and ultimate commercialization.

The DCGT engine technology inventor, Robert Scragg, agreed and on November 14, 2014, the parties closed on the Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the “Asset Purchase Agreement”) between the Company,  Robert and Barbara Scragg and Alpha Engines Corporation, settling and ending all licensing agreements between TTE and Alpha Engines Corporation and completing the purchase by the Company of all patents, Intellectual Property, trademarks, copyrights, trade secrets, rights, title, and interest for both the DCGT technology and the electromagnetic process and apparatus for making methanol, also referred to as Gas-to-Liquid technology.

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

II. THE SCRAGG PROCESS FOR GAS TO LIQUID

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

As noted above in the section on the Detonation Cycle Gas Turbine Engine, on November 14, 2014, the Company closed an Asset Purchase Agreement, with Robert and Barbara Scragg and Alpha Engines Corporation, completing the purchase, by Turbine Truck Engines, Inc. of all patents, intellectual property, trademarks, copyrights, trade secrets, rights, title, and interest for an electromagnetic process and apparatus for converting methane gas to methanol, the Scragg Process. While the Scragg Process patent has expired, certain intellectual property and trade secrets remain intact and protected and are now owned by TTE.

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

Currently, TTE is in discussions with a U.S. based engineering firm for the research & development to model, design, build, operate and collect data for a new GTL bench prototype using TTE’s intellectual property, notes, trade secrets and drawings recently purchased from Robert Scragg. Once this new bench prototype achieves satisfactory proof-of-concept and validates the Scragg Process GTL technology, TTE plans to pursue either a joint venture or a licensing agreement with a well-qualified partner to build a scaled-up prototype directed toward commercialization.

III. HYDROGEN PRODUCTION BURNER SYSTEMS (HPBS)

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

The following historical information is presented for market clarity:

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

In September 2013, with financing available to TTE and an equipment lease contract for a 200m3 HPBS unit in place, TTE and ETS agree to renew the terms and conditions of the July 11, 2012 Joint Venture Agreement. A total of $300,000 (CAN) was provided to ETS, on behalf of TTE, by 236 under the terms and conditions of the TTE Loan Agreement with 236. ETS accepts the terms of TTE’s June 2013 purchase order for the manufacture of a new 200m3 HPBS unit required for TTE to fulfill its conditions of the lease with Fujian.

On December 6, 2013, TTE and ETS amended the July 11, 2012 Joint Venture Agreement defining the terms and conditions for TTE to complete an Asset Purchase Agreement to acquire all Intellectual Property, rights, and trade secrets for the Hydrogen Production Burner System technology.

Despite positive status reports throughout the fall of 2013 and into January 2014 from ETS on the building of the new 200m3 HPBS unit to fulfill TTE’s , ETS has never delivered a new 200m3 HPBS unit as paid for by TTE. In 2014, ETS refunded $50,000 (CAD), which was used to pay down loans to 236.

In spring 2014, TTE hired Formosan Brothers, a Taiwan based law firm, and filed a criminal complaint, with the DA office in Taipei, Taiwan, seeking charges against ETS and its principals for fraud. TTE and its Taiwan attorneys are continuing to file briefs and pursue criminal charges against ETS and its principals. As a result of ETS and HUE’s failure to perform under the terms and conditions of their contractual obligations, all agreements in place between ETS, HUE and TTE are operationally terminated with TTE pursuing remedy against ETS for failure to perform. Additionally, the equipment lease contract with Fujian terminated of its own accord with no further obligation or liability for either party.

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

FINANCING

The financing for our development activities to date has come from the sale of common stock and notes payable. The Company is looking to the credit facility provided by 236 for financing the Company’s immediate ongoing operations, in addition to securing ownership and development of the DCGT engine technology, the GTL technology and the HPBS Equipment development. The Company’s working capital needs will continue to be funded largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Operating Costs – During the three months ended March 31, 2015 and 2014, operating costs totaled $45,428 and $48,050, respectively. The decrease of $2,622 was mainly attributable to an approximately $2,200 decrease in utilities, a $9,200 decrease in payroll expenses, a decrease of $4,900 in rent expense, a decrease of $6,200 of royalty fees, a decrease of $4,900 of consulting expense, a decrease of $2,400 in miscellaneous expense, a decrease of $1,100 in office supplies, net of an increase of approximately $36,600 in professional fees.  The decrease in payroll expenses is due to the elimination of all employment agreements and the increase in professional fees is due to additional legal fees involved in the settlement agreements and an increase in accounting fees.

Interest and Other Expenses - During the three months ended March 31, 2015 and 2014, net interest expense totaled $2,403,141 and $92,713, respectively. The increase of $2,310,428 was primarily due to the amortization of all deferred non cash offering costs as a result of the Company converting all outstanding debt and related accrued interest into common stock.  Therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,379,075 to interest expense.  During the three months ended March 31, 2015 and 2014, the Company recognized $88,791 and $0, respectively, of foreign currency transaction gain from transactions with 2367416 Ontario, Inc.  The increase is the result of the reduction of the foreign exchange rate during the period.

The net loss for the three months ended March 31, 2015 and 2014 was $2,359,778 and $145,892, respectively. The increase of $2,213,886 was mainly attributable to the increase in interest expense.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2015 and 2014, the Company has had net losses of $2,359,778 and $145,892, respectively. As of March 31, 2015, the Company has not generated any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the three months ended March 31, 2015 we raised cash of $15,000 through a common stock subscription agreement and $17,924 through the issuance of notes payable.  During the three months ended March 31, 2015, the Company converted all outstanding debt and related accrued interest into common stock, therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,379,075 to interest expense.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2015, we had an accumulated deficit of $21,812,390.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from any public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2015 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options and Warrants	2,308,000	$817,250

____________

*	Based on weighted average exercise price.

During April 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc., a Canadian company, for a total of $45,000 and agreed to issue 5,625,000 shares of common stock at $0.008 per share.  As of the date of this filing, these shares have not been issued.

On April 6, 2015, the Company’s Board of Directors approved a 1 for 20 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split").  The Reverse Stock Split shall have a record and effective date 10 days following the providing of notice to FINRA thereof or such other date as shall be determined by FINRA.  As of the date of this filing, the Company has not yet received approval from FINRA to effect the reverse stock split and therefore, no shares of common stock have been adjusted for the reverse stock split.

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

New Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Principal Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation as defendants. During the quarter ended March 31, 2015, the Company, through its Taiwan Legal team of Formosan Brothers Law Firm, filed a criminal complaint with the DA office in Taipei Taiwan, as a plaintiff, charging ETS and its principles of alleged fraud.

As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During March 2015, the Company issued 47,388,351 shares of common stock for the conversion of notes payable and accrued interest totaling $568,660 at a price of $0.012 per share.

During March 2015, the Company issued 1,875,000 shares of common stock for cash at a price of $0.008 per share.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: May 1, 2015	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: May 1, 2015	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial and Accounting Officer

