Form 10-Q
period 2015-06-30
TURBINE TRUCK ENGINES INC
filed 2015-07-31
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 333-109118

Turbine Truck Engines, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11120 NE 2nd Street, Suite 200, Bellevue, Washington 98004

(Address of Principal Executive Offices)

(206) 617-9797

(Registrant's Telephone Number, Including Area Code)

1575 Aviation Center Parkway, Suite 433, Daytona Beach, Florida 32114

(Former Address of Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock	Over the Counter Bulletin Board
$.001 par value common stock	Over the Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 21,608,425 shares of the Registrant's $0.001 par value common stock outstanding as of July 29, 2015.

Documents incorporated by reference: none

Turbine Truck Engines, Inc.

2

PART I - FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of June 30, 2015 (unaudited) and December 31, 2014

and for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-2
Statements of Comprehensive Loss	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5

Turbine Truck Engines, Inc.

Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,271	$1,831
Deposit, net of reserve of $237,414 (2015) and $237,414 (2014)	-	-
Total Current Assets	8,271	1,831

Furniture and equipment, net of accumulated depreciation of $1,118 (2015) and $29,521 (2014)	-	7,011
Intangible asset	13,750	13,750

TOTAL ASSETS	$22,021	$22,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$55,775	$82,550
Accrued payroll taxes	-	68
Accrued interest	-	42,595
Notes payable, related party	-	215,451
Total Current Liabilities	55,775	340,664

LONG-TERM LIABILITIES:
Notes payable, related party	-	307,598
Total Long-Term Liabilities	-	307,598

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2015) and 0 (2014) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 21,608,425 (2015) and 18,363,749 (2014) shares issued and outstanding	21,608	18,364
Additional paid in capital	22,131,846	21,337,826
Receivable for common stock	-	(200,000)
Deferred non-cash debt offering costs	-	(2,379,075)
Prepaid services paid for with common stock	(12,500)	-
Accumulated other comprehensive income	-	49,827
Accumulated deficit	(22,174,708)	(19,452,612)
Total Stockholders' Deficit	(33,754)	(625,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,021	$22,592

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Operating costs	$356,318	$182,134	$401,746	$230,184
	356,318	182,134	401,746	230,184

OTHER EXPENSE
Change in fair value of derivative liability	-	-	-	5,129
Interest and other expenses, net	6,000	168,354	2,320,350	261,067

TOTAL OTHER EXPENSE	6,000	168,354	2,320,350	266,196

NET LOSS	$(362,318)	$(350,488)	$(2,722,096)	$(496,380)

Unrealized (loss) gain on foreign currency translation adjustment	-	(14,525)	-	10,489

COMPREHENSIVE LOSS	$(362,318)	$(365,013)	$(2,722,096)	$(485,891)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,071,422	15,642,025	19,900,942	14,635,928

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014

Net loss	$(2,722,096)	$(496,380)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of stock based compensation	313,604	-
Common stock issued for services and amortization of common stock issued for services	2,500	10,219
Unrealized loss on derivative liability	-	5,129
Amortization of deferred offering costs	2,379,075	203,957
Depreciation	1,012	2,414
Provision for deposit	-	59,354
Loss on disposal of fixed assets	6,000	-
(Increase) decrease in prepaid expenses	-	43,530
Gain on foreign currency transaction adjustment	(88,791)	-
(Decrease) Increase in:
Accounts payable	(26,775)	39,833
Accrued expenses	-	15,500
Accrued payroll	(68)	16,839
Accrued royalty fees	-	12,500
Accrued interest	24,055	13,318
Net cash used by operating activities	(111,484)	(73,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	100,000	52,849
Proceeds from issuance of notes payable, related party	17,924	17,515
Net cash provided by financing activities	117,924	70,364

Net change in cash	6,440	(3,423)

Cash, beginning of period	1,831	3,423

Cash, end of period	$8,271	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible debt to equity (73,950 shares)	$-	$10,356
Common stock issued to extinguish derivative liability	$-	$11,832
Foreign currency translation adjustment	$38,964	$10,489
Settlement of notes payable with refund of deposits	$-	$48,385
Issuance of common stock payable	$-	$336,667
Relief of accounts payable and accruals through issuance of 236 note payable	$-	$28,000
Common stock issued for conversion of debt and accrued interest to equity (2,369,429 shares) includes $69,075 of accrued interest	$568,660	$-
Write off of stock subscription receivable	$200,000	$-
Issuance of common stock for prepaid services	$15,000	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(unaudited)

1. Background Information

Turbine Truck Engines, Inc. ("TTE" or "the Company") was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. To date, the Company's activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Bellevue, Washington. The company has not yet generated any revenues since inception.

To date, the Company's principal operations are the development and ultimately the commercialization of the (a) Detonation Cycle Gas Turbine Engine ("DCGT"); (b) Gas to Liquid Technology Process technology ("GTL"); and (c) Hydrogen Production Burner System ("HPBS"). In addition, the Company is aggressively pursuing to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger.

The Company will need to raise capital to support its activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company's current technology before another company develops similar technology.

On May 4, 2015 TTE received approval from the Financial Industry Regulatory Authority ("FINRA") to effectuate a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, for shareholders of record as of the close of business on May 4, 2015, with the market effective date of May 5, 2015, whereby for every twenty (20) shares of the Company's old common stock were converted into one (1) share of the Company's new common stock. The new CUSIP number is 89989X 204. As a result of the reverse stock split, the Company has retroactively adjusted prior period share amounts and earnings per share to reflect the effect of the reverse stock split, unless otherwise noted.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2015 and 2014, (b) the financial position at June 30, 2015 and December 31, 2014, and (c) cash flows for the six month periods ended June 30, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2015, the Company had a net loss of $2,722,096. As of June 30, 2015, the Company has a working capital deficit of $47,504. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2015 and December 31, 2014. Insurance coverage was $250,000 per depositor at each financial institution. At June 30, 2015 and December 31, 2014, there were no amounts held in excess of federally insured limits.

The Company's financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. There were no amounts charged to research and development for each of the six month periods ended June 30, 2015 and 2014.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2015 and December 31, 2014. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they have been amortized as interest expense over the life of the notes which is five years. Foreign currency transaction gains and losses, when material, have been recorded as other income or loss. For the six months ended June 30, 2015 the Company recorded a foreign currency transaction gain of $88,791. As of June 30, 2015, the Canadian company has converted all outstanding notes payable and related accrued interest into common stock, therefore, the remaining balance of the deferred non-cash offering issuance costs has been recorded as interest expense for the six months ended June 30, 2015. (see Note 6)

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three and six month periods ended June 30, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended June 30, 2015 and 2014 potentially dilutive common stock options and warrants of 4,613,750 and 302,325, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented. For the six months ended June 30, 2015 and 2014 potentially dilutive common stock options and warrants of 4,613,750 and 302,325, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

The Company recognizes all share-based payments to employees and directors, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee or director is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Options issued for past services are vested immediately and are expensed at the time of issuance.

The Company issues common stock and common stock options and warrants to consultants for various services. For these transactions, the Company follows the guidance in FASB ASC Topic 505. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty's performance is complete.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company's financial statements.

5. Commitments

On June 3, 2015, TTE signed and executed a Services Agreement with Sahoma Controlware, LLC ("Sahoma") to provide the Company with engineering services for the design, modeling and simulation of Turbine Truck Engine's Gas-to-Liquid ("GTL") Process technology for converting Methane and Oxygen Gas into Methanol Liquid. The contract cash price to complete the design, modeling and simulation as defined under this Phase 1 agreement is $36,080 with payment determined by three separate milestones as follows: (1) $10,824 paid to Sahoma Controlware, on June 3, 2015, as milestone #1 upon executing the agreement; (2) milestone payment #2 of $14,432, with a NET 30 days, to be paid to Sahoma upon first submittal of design & modeling document; and (3) milestone payment #3 of $10,824, with a NET 30 days, to be paid upon submission, by Sahoma to the Company, of all final design, modeling and simulation documents, drawings and electronic files. As of June 30, 2015, milestones #2 and #3 have not yet occurred. For the three and six months ended June 30, 2015, the Company recognized $10,824 and $10,824, respectively, in expense related to the agreement.

During the six months ended June 30, 2015, the Company entered into a consulting agreement with a contractor to provide consulting services for a six month period in exchange for 250,000 shares of common stock valued at $15,000, which represented the fair value of the common stock at the commitment date. As of June 30, 2015, the Company has recognized $2,500 of consulting expenses.

6. Notes Payable, Related Party

On March 16, 2015, the Company's Board of Directors accepted an offer from 2367416 Ontario, Inc. (a Canadian corporation) to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 2367416 Ontario, Inc., with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,429 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the March 16, 2015 commitment date the conversion was not beneficial to 2367416 Ontario, Inc. accordingly, no beneficial conversion feature was recorded for this conversion. This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense.

7. Convertible Notes and Derivative liability

On April 24, 2012 (the "Closing date"), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $2.00 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 73,950 shares of common stock during the six months ended June 30, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three and six months ended June 30, 2014, the unrealized loss on the above derivatives was $0 and $5,129, respectively. There were no derivatives outstanding during 2015.

8. Options and warrants

The Company's 2008 Incentive Compensation Plan (the 2008 Plan) authorizes up to 5,000,000 (not affected for the reverse stock split) shares of common stock to employees or consultants, unless contained in the written award approved by the Board of Directors.

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Compensation Plan (the 2011 Plan) which superseded the 2008 Plan. As a result, there are no future options are to be issued from the Company's 2008 Plan.

The Company's 2011 Plan authorizes up to 5,000,000 (not affected for the reverse stock split) shares of common stock to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2011 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2015 and 2014, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to the Plan. As of June 30, 2015, 2,921,554 (not affected for the reverse stock split) shares are available under the Plan for future grants, awards, options or share issuance.

The fair value of each option under the 2008 and 2011 Incentive Compensation Plans were estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company's historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company's historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company's historical experience and future expectations.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2015, based on the Company's closing stock price of $0.07 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, based on the Company's closing stock price of $0.388 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were 4,500,000 options issued to directors for past services during the six months ended June 30, 2015, which were outside of the 2011 Incentive Compensation Plan. The Company recognized approximately $313,000 of stock based compensation for the six months ended June 30, 2015. The grant date fair value of these options was $0.07 per share. The options vest immediately and expire 5 years from date of grant.

The assumptions made in calculating the fair value of options granted during the six months ended June 30, 2015 are as follows:

Expected volatility	264.8%
Expected dividend yield	-
Risk-free interest rate	1.62%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2014	120,400	$7.00	2.27	-
Options and warrants granted	4,500,000	$0.16	5.00	-
Options and warrants cancelled or expired	6,650	$8.23	-	-
Outstanding at June 30, 2015	4,613,750	$0.33	4.90	-
Exercisable at June 30, 2015	4,613,750	$0.33	4.90	-

Net cash proceeds from the exercise of options and warrants were $0 for each of the six months ended June 30, 2015 and 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has not yet generated any revenues. To date, the Company's principal operations are the development and ultimately the commercialization of the (a) Detonation Cycle Gas Turbine Engine ("DCGT"); (b) the Gas to Liquid Technology; and (c) Hydrogen Production Burner System ("HPBS"). In addition, the Company is aggressively pursuing to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger and no specific candidate has been identified at this time.

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

On May 4, 2015 TTE received approval from the Financial Industry Regulatory Authority ("FINRA") to effectuate a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, for shareholders of record as of the close of business on May 4, 2015, with the market effective date of May 5, 2015, whereby for every twenty (20) shares of the Company's old common stock were converted into one (1) share of the Company's new common stock. The new CUSIP number is 89989X 204. As a result of the reverse stock split, the Company has retroactively restated prior period share amounts and earnings per share to reflect the effect of the reverse stock split, unless otherwise noted.

On May 10, 2015, the Company's Board of Directors accepted the resignation of Michael Rouse as President and Board of Director member. The Company's Board of Directors elected Christopher David to serve as the Company's President while Mr. David remains the Company's Secretary-Treasurer and a Board of Directors member. Mr. Rouse's seat on the Company's Board of Directors will not be filled at this time.

PRODUCT STATUS AND DESCRIPTION

I. THE DCGT ENGINE TECHNOLOGY

The DCGT Engine technology was successfully patented in December 1999 by the inventor, Robert Scragg, whom had earlier issued a master license for all rights and potential applications for the DCGT to his majority owned corporation, Alpha Engines, Inc. On December 15, 2000, TTE acquired the option rights for an exclusive License from Alpha Engines Corporation ("Alpha"), a company owned by Robert and Barbara Scragg, for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha's DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. TTE exercised its option and acquired the licensing rights on July 22, 2002.

Since the formation of Turbine Truck Engines, Inc., on November 27, 2000, the development of the DCGT Engine technology, for the application of heavy-duty highway trucks, has been at the core of the Company's business operations. Up to August 13, 2014, the Company had funded the building and testing of Prototype #5, a 540HP 12-cylinder engine and Prototype #6, a 70HP 4-cylinder engine for the purpose of sufficiently advancing the research and development of the DCGT engine technology, for heavy-duty truck application, to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer. To date, the Company has been unable to gather acceptable and reliable data required to advance the DCGT engine technology, for heavy-duty truck application, beyond the research and development phase. Additionally, to date, the DCGT engine technology is not ready for commercialization, for any application, and remains in the development and research phase.

Effective August 13, 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel. TTE's new management and Board of Directors, in coordination with the inventor of the DCGT engine technology, continue to believe the patented DCGT technology can be developed for commercialization, but have determined that the focus of research and development of the DCGT technology should be on designing a DCGT engine for applications directly related to power generation. Based on this new focus, TTE no longer intends to expend resources on the development of the DCGT engine technology for the heavy-duty truck engine application and will continue to pursue a path forward to develop the DCGT engine technology for other applications specifically related to power generation.

The Company believes that with ownership of all patents, intellectual property, trademarks, trade secrets, drawings and copyrights for the DCGT engine technology, the Company will have better leverage as it pursues both the necessary funding and development partners required to prove the technologies' viability and ultimate commercialization.

The DCGT engine technology inventor, Robert Scragg, agreed and on November 14, 2014, the parties closed on the Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the "Asset Purchase Agreement") between the Company, Robert and Barbara Scragg and Alpha Engines Corporation, settling and ending all licensing agreements between TTE and Alpha Engines Corporation and completing the purchase by the Company of all patents, Intellectual Property, trademarks, copyrights, trade secrets, rights, title, and interest for both (1) the DCGT technology; and (2) the electromagnetic process and apparatus for converting methane gas to liquid methanol, on a low-volume scale, also referred to as the Gas-to-Liquid process technology.

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

II. THE SCRAGG PROCESS FOR GAS TO LIQUID

In addition to the DCGT engine technology, Robert Scragg is also the inventor of an expired patent for a process in which methane gas, the primary component of natural gas, is converted into liquid methanol. This process is referred to as the Gas-to-Liquid process technology ("GTL" or "the Scragg Process").

In 1983, Robert Scragg received patent protection for his "Electromagnetic Process and Apparatus for Making Methanol". Mr. Scragg's 1983 patent proved that gentle oxidation of methane gas, a hydrocarbon, using precise electromagnetic activation produces methanol gas which is then condensed in the reactor chamber to form liquid methanol. The Scragg process for gas to liquid conversion provides for production of methanol, on a low-volume scale, using an easily transportable apparatus and system.

Throughout the United States and the world, at sites where oil-drilling operations are producing natural gas as a by-product, a large portion of the natural gas is being flare burned, instead of being sold, as the site is either too far from a pipeline or the accessible pipeline has no additional capacity.

With the recent increase of drilling in the United States, including fracking, the production of natural gas as a by-product of drilling has increased. When taking into account cost analysis, environmental considerations and commodity pricing in today's marketplace, TTE believes the demand for an easily transportable, self-sustaining apparatus capable of converting gas to liquid, even on a low-volume scale, has elevated. As a result of the market's willingness to consider other options, besides flare burning the on-site natural gas, several companies are working to develop a low-volume, easily transportable GTL apparatus for commercialization. To date, TTE is not aware of any company that has commercialized a low-volume, unmanned remote GTL system which has proved viable as a self-supporting, profitable business.

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

When the inventor received his patent for the GTL process technology, he created a working GTL prototype for presentation to the U.S. Patent office. Today, that prototype no longer exists and a new prototype has to be built using the inventor's notes, drawings and data collection to prove the viability of the GTL technology.

On June 3, 2015, Turbine Truck Engines signed and executed a Services Agreement with Sahoma Controlware, LLC to provide the Company with engineering services for the design, modeling and simulation of TTE's Gas-to-Liquid Process technology, to include the Electromagnetic Generator, Chemical Reactor and Process Gas Feed Systems products. Sahoma will develop individual product simulation models & analysis for flow, thermal, vibration, structural/stress and electrical while also developing simulation models for the entire GTL Process to determine maximum operational effectiveness and efficiency. Based on the final analysis of all data and drawings produced from the work performed under the Phase 1 agreement, the Company intends to validate and confirm the viability of expending additional Company resources to move the product development of its GTL process technology into Phase 2 which is defined by the Company as building a physical bench prototype based on the design, data and blueprints generated by Sahoma Controlware from the June 3, 2015 Phase 1 agreement.

On June 3, 2015, Turbine Truck Engines signed and executed a Consulting Services Agreement with Justin Dean, an individual, to retain Mr. Dean as the Project and Program Manager for Phase 1 of TTE's product development of its GTL process technology. This agreement further defines Mr. Dean's responsibilities to include conceptual design analysis, product development analysis, product commercialization analysis, business plan analysis, product application analysis, and industry use & application analysis.

Upon successful completion of both Phase 1 and Phase 2 for the development of the GTL Process technology, TTE plans to pursue either a joint venture or a licensing agreement to continue the development of the technology for commercialization.

III. HYDROGEN PRODUCTION BURNER SYSTEMS (HPBS)

In 2010, TTE was working with various Chinese based partners to develop its licensed DCGT engine technology for use in various applications in Asia. At that time, TTE's CEO was introduced to Falcon Power Co. Ltd. ("Falcon"), a Taiwan based business, that was developing a technology focused on converting methanol to hydrogen, on-demand, using a proprietary technology now known as the Hydrogen Production Burner System ("HPBS"). One of the potential fuel sources for the DCGT engine technology is hydrogen, thus TTE and Falcon began a diligence phase to consider a collaborative effort to blend the 2 technologies having the HPBS produce hydrogen that could then provide a hydrogen fuel source for the DCGT engine.

Hydrogen (H2) is an ideal fuel for combustion - it burns easily and efficiently at very high temperatures and emits pure water vapor (H2O) as its only by-product. But the gas is a difficult fuel to work with. Existing methods for transporting and storing hydrogen (namely high-pressure compression and liquefaction) are complex, inefficient, and expensive. It's also the smallest molecule in existence and tends naturally to leak; only exacerbating these problems.

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

The HPBS system offers the potential to integrate with a wide array of industrial boilers and steam generators as well as other various residential and commercial applications. The efficiency of the HPBS technology could save the end user 30-60% on energy costs as compared to current sources of energy such as electricity, heavy oils, coal, and natural gas.

The following historical information is presented for market clarity:

On May 25, 2010, TTE entered into a Strategic Alliance Agreement with Falcon for the purpose of a collaborative engineering, technical development and commercialization effort to further advance and modify the DCGT engine technology to integrate with Falcon's licensed HPBS technology for application possibilities in Taiwan, China and other markets to be defined in the future. Additionally, this agreement allowed for both TTE and Falcon to establish a Joint Venture to manufacture, market and sell the new product in Taiwan, China, and other appropriate countries once the new product was shown to be viable for commercialization. Both TTE and Falcon were to work independently and collectively, at their own expense, to aide in the design, modifications, construction and testing of their own devices, with integration costs to be shared equally by both parties. All designs, modifications and improvements jointly developed were to belong to both parties equally with any patent filing for patent protection to be indicated jointly. This Strategic Alliance agreement was terminated, by mutual consent, as defined in the June 16, 2011 Cooperation Agreement between TTE and Hydrogen Union Energy Co. Ltd.

On June 18, 2010, TTE and Falcon entered into an Exclusive Agency Agreement granting TTE the exclusive right to resell Falcons' product offerings, including the Hydrogen Production Burner System, in certain U.S. regions. The terms and conditions of this Exclusive Agency Agreement were assigned to the June 16, 2011 Cooperation Agreement between TTE and Hydrogen Union Energy Co. Ltd. ("HUE") as noted below.

On June 16, 2011, TTE entered into a Cooperation Agreement with HUE, a Taiwan subsidiary of Energy Technology Services Co. Ltd ("ETS"), also a Taiwan based business, which had obtained exclusive worldwide rights, from Falcon Power, to develop, market, manufacture and distribute the HPBS technology. By mutual consent this June 16, 2011 Cooperation Agreement terminated the May 25, 2010 Strategic Alliance Agreement, noted above. Additionally, the Exclusive Agency Agreement, between TTE and Falcon dated June 18, 2010, was assigned to HUE, by Falcon, and was now in-force under this June 16, 2011 Cooperation Agreement. Under certain terms and conditions of this June 16, 2011, TTE was to be granted first right of refusal to be the exclusive agent, throughout N. America, for the HPBS technology.

On March 15, 2012, TTE entered into a World Agency Agreement with ETS, the parent company of HUE, granting TTE full agency capacity worldwide to handle ETS's products, including the HPBS technology. This March 15, 2012 World Agency Agreement designated TTE agency rights as exclusive for North America and non-exclusive for other world markets.

On May 18, 2012, SGS, Inc., a world leader for independent testing, inspection and certification, hired by TTE and ETS to validate the HPBS's electricity consumption, methanol consumption and the concentration and flow rate of produced hydrogen gas, presented TTE and ETS with its report verifying the HPBS is converting methanol to hydrogen on-demand with specifications that support a potentially profitable venture.

July 11, 2012, TTE entered into a Joint Venture with ETS for the purpose of engaging both parties in the manufacture, leasing, sale, marketing, installation, training and maintenance of ETS's HPBS units throughout Asia. Under the terms of the Joint Venture, TTE was to purchase and own all equipment for lease or sale and would have final approval on all lease or sale contracts. Additionally, TTE would be the sole signatory of the Joint Venture bank accounts, while ETS would be responsible for sales/leasing, manufacture, installation, training and maintenance of each HPBS unit with all generated revenue and all approved reasonable expenses provided to the Joint Venture with ETS and TTE splitting net profit 50/50. On December 12, 2012, ETS and TTE consented to terminate all agreements between TTE, ETS and HUE, due to lack of performance to date, with no further obligations or liabilities existing between the parties.

In the spring of 2013, TTE and ETS agreed to re-initiate its business relationship to pursue the commercialization of the HPBS technology.

On May 28, 2013, TTE entered into a 7-year equipment lease contract with Fujian Xinchang Leather Co. Ltd, a Chinese company ("Fujian"), for the lease of a 200m3 HPBS unit. This lease with Fujian was brokered and presented to TTE by the principal partners of ETS.

On July 30, 2013, TTE completed a Loan Agreement with 2367416 Ontario, Inc., an Ontario, Canada corporation ("236"), whereby 236 agreed to provide financing to TTE in the initial sum of $450,000 (CAN) and a maximum amount of $10,000,000 (CAN) to be used solely and specifically related to the HPBS technology.

In September 2013, with financing available to TTE and an equipment lease contract for a 200m3 HPBS unit in place, TTE and ETS agree to renew the terms and conditions of the July 11, 2012 Joint Venture Agreement. A total of $300,000 (CAN) was provided to ETS, on behalf of TTE, by 236 under the terms and conditions of the TTE Loan Agreement with 236. ETS accepts the terms of TTE's June 2013 purchase order for the manufacture of a new 200m3 HPBS unit required for TTE to fulfill its conditions of the lease with Fujian.

On December 6, 2013, TTE and ETS amended the July 11, 2012 Joint Venture Agreement defining the terms and conditions for TTE to complete an Asset Purchase Agreement to acquire all Intellectual Property, rights, and trade secrets for the Hydrogen Production Burner System technology.

Despite positive status reports throughout the fall of 2013 and into January 2014 from ETS on the building of the new 200m3 HPBS unit to fulfill its obligations., ETS has never delivered a new 200m3 HPBS unit as paid for by TTE. In 2014, ETS refunded $50,000 (CAD), which was used to pay down loans to 236.

In spring 2014, TTE hired Formosan Brothers, a Taiwan based law firm, and filed a criminal complaint, with the DA's office in Taipei, Taiwan, seeking criminal charges against ETS and its principals for fraud. As of June 30, 2015, the Company remains active in providing documentation and information to Formosan Brothers in support of its ongoing work of filing legal briefs, representing TTE at hearings in Taiwan and providing any information or documentation requested by the Taiwan prosecutor's office.

As a result of ETS and HUE's failure to perform under the terms and conditions of their contractual obligations, all agreements in place between ETS, HUE and TTE are operationally terminated with TTE pursuing remedy against ETS for failure to perform. Additionally, the equipment lease contract with Fujian terminated of its own accord with no further obligation or liability for either party.

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

FINANCING

The financing for our development activities to date has come from the sale of common stock and notes payable. The Company is looking to the credit facility provided by 236 for financing the Company's immediate ongoing operations, in addition to securing ownership and development of the DCGT engine technology, the GTL technology and the HPBS Equipment development. The Company's working capital needs will continue to be funded largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

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

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Operating Costs - During the three months ended June 30, 2015 and 2014, operating costs totaled $356,318 and $182,134, respectively. The increase of $174,184 was mainly attributable to an approximately $313,400 increase in stock based compensation, net of a $46,500 decrease in professional fees, $23,000 decrease in payroll expenses, a decrease of $5,400 in rent expense, a decrease of $6,200 of royalty fees, a decrease of $7,200 of consulting expense and an approximately $59,000 decrease in bad debt expense due to the prior year write off of the deposit. The decrease in payroll expenses is due to the elimination of all employment agreements and the decrease in professional fees is primarily due to the timing of the audits conducted for both years and reduction in audit fees.

Interest and Other Expenses - During the three months ended June 30, 2015 and 2014, net interest expense totaled $6,000 and $168,354, respectively. The decrease of $162,354 was primarily due to the Company converting all outstanding debt and related accrued interest into common stock in 2015, which resulted in the accelerated amortization of the unamortized discounts.

The net loss for the three months ended June 30, 2015 and 2014 was $362,318 and $350,488, respectively. The increase of $11,831 was mainly attributable to the increase in operating costs, net of the decrease in interest and other expenses.

For the six months ended June 30, 2015 compared to the three months ended June 30, 2014

Operating Costs - During the six months ended June 30, 2015 and 2014, operating costs totaled $401,746 and $230,184, respectively. The increase of $171,562 was mainly attributable to an approximately $309,600 increase in stock based compensation, net of a $9,900 decrease in professional fees, $32,100 decrease in payroll expenses, a decrease of $10,300 in rent expense, a decrease of $12,500 of royalty fees, a decrease of $12,100 of consulting expense and an approximately $59,000 decrease in bad debt expense due to the prior year write off of the deposit. The decrease in payroll expenses is due to the elimination of all employment agreements and the decrease in professional fees is primarily due to the timing of the audits performed for both years as well as a reduction in audit fees.

Interest and Other Expenses - During the six months ended June 30, 2015 and 2014, net interest expense totaled $2,320,350 and $266,196, respectively. The increase of $2,054,154 was primarily due to the amortization of all deferred non cash offering costs as a result of the Company converting all outstanding debt and related accrued interest into common stock. Therefore, the Company fully amortized the balance of the unamortized deferred non-cash offering costs of $2,379,075 to interest expense. During the six months ended June 30, 2015 and 2014, the Company recognized $88,791 and $0, respectively, of foreign currency transaction gain from transactions with 2367416 Ontario, Inc. The increase is the result of the reduction of the foreign exchange rate during the period.

The net loss for the six months ended June 30, 2015 and 2014 was $2,722,096 and $496,380, respectively. The increase of $2,225,716 was mainly attributable to the increase in operating costs and the increase in interest and other expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the six months ended June 30, 2015 and 2014, the Company has had net losses of $2,722,096 and $496,380, respectively. As of June 30, 2015, the Company has not generated any revenues. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the six months ended June 30, 2015 we raised cash of $100,000 through a common stock subscription agreement and $17,924 through the issuance of notes payable. During the six months ended June 30, 2015, the Company converted all outstanding debt and related accrued interest into common stock, therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,379,075 to interest expense.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $22,174,708.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2015 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options (Cashless)	4,500,000	$0
Non-Plan Warrants *	113,750	$792,500

____________

*	Based on weighted average exercise price.

On May 20, 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc, a Canadian corporation, for a total of $65,000 and agreed to issue 406,250 shares of common stock at sixteen cents ($0.16) per share.

On June 22, 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc., a Canadian corporation, for a total of $20,000 and agreed to issue 125,000 shares of common stock at sixteen cents ($0.16) per share.

On May 4, 2015 the Company, upon receipt of approval from the Financial Industry Regulatory Authority ("FINRA"), the Company effected a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, whereby each a twenty (20) shares of the Company's old common stock were converted into one (1) share of the Company's new common stock.

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

The Company incurred deferred loan offering costs in connection with entering into note agreements with its lender. These costs are paid with the Company's restricted common shares and are valued at the commitment dates. They are recorded as a contra-equity and are amortized as interest expense over the life of the notes, which is five years.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company's Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Principal Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the three months ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of its officers or directors is involved in any litigation as defendants. During the quarter ended June 30, 2015, the Company, through its Taiwan legal team of Formosan Brothers Law Firm, filed a criminal complaint with the DA office in Taipei Taiwan, as a plaintiff, charging ETS and its principles of alleged fraud. The Company remains active in providing documentation and information to Formosan Brothers in support of its ongoing work of filing legal briefs, representing TTE at hearings in Taiwan and providing any information or documentation requested by the Taiwan prosecutor's office.

As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On May 20, 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc., a Canadian corporation, for a total of $65,000 and agreed to issue 406,250 shares of common stock, under Rule 144, at $0.16 per share. This issue of shares to 2367416 Ontario, Inc. falls under the rules of control stock.

On June 8, 2015, the Company issued 250,000 shares of common stock at $0.06 per share, under Rule 144, for payment of services as defined under the June 3, 2015 Consulting Services Agreement with Justin Dean, an individual, to retain Mr. Dean as the Project and Program Manager for Phase 1 of TTE's product development of its GTL process technology

On June 22, 2015, the Company entered into a common stock subscription agreement with 2367416 Ontario, Inc., a Canadian corporation, for a total of $20,000 and agreed to issue 125,000 shares of common stock, under Rule 144, at $0.16 per share. This issue of shares to 2367416 Ontario, Inc. falls under the rules of control stock.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2015.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Principal Executive Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K)

31.2	Certification of the Principal Financial and Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K)

32.1

Written Statements of the Principal Executive Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K)

32.2

Written Statements of the Principal Financial Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K)

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: July 31, 2015	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: July 31, 2015	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial and Accounting Officer

