Form 10-Q
period 2015-09-30
TURBINE TRUCK ENGINES INC
filed 2015-10-30
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

There were 21,920,925 shares of the Registrant's $0.001 par value common stock outstanding as of October 26, 2015.

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of September 30, 2015 (unaudited) and December 31, 2014

and for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-1
Statements of Comprehensive Loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

4

Turbine Truck Engines, Inc.

Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,732	$1,831
Total Current Assets	8,732	1,831

Furniture and equipment, net of accumulated depreciation of $1,118 (2015) and $29,521 (2014)	-	7,011
Intangible asset	13,750	13,750

TOTAL ASSETS	$22,482	$22,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$11,990	$82,550
Accrued payroll taxes	-	68
Accrued interest	-	42,595
Notes payable, related party	-	215,451
Total Current Liabilities	11,990	340,664

LONG-TERM LIABILITIES:
Notes payable, related party	-	307,598
Total Long-Term Liabilities	-	307,598

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2015) and 0 (2014) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 21,920,925 (2015) and 18,363,749 (2014) shares issued and outstanding	21,921	18,364
Additional paid in capital	22,181,534	21,337,826
Receivable for common stock	-	(200,000)
Deferred non-cash debt offering costs	-	(2,379,075)
Prepaid services paid for with common stock	(5,000)	-
Accumulated other comprehensive income	-	49,827
Accumulated deficit	(22,187,963)	(19,452,612)
Total Stockholders' Equity (Deficit)	10,492	(625,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,482	$22,592

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating costs	$47,255	$70,668	$449,001	$241,497
Bad debt expense	-	59,354	-	118,708
	47,255	130,022	449,001	360,205

OTHER (INCOME) EXPENSE
Change in fair value of derivative liability	-	-	-	5,129
Other income	(34,000)	(64,149)	(34,000)	(64,149)
Interest and other expenses, net	-	142,993	2,320,350	404,060

TOTAL OTHER (INCOME) EXPENSE	(34,000)	78,844	2,286,350	345,040

NET LOSS	$(13,255)	$(208,866)	$(2,735,351)	$(705,245)
Unrealized (loss) gain on foreign currency translation adjustment	-	21,187	-	31,676
COMPREHENSIVE LOSS	$(13,255)	$(187,679)	$(2,735,351)	$(673,569)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.13)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,635,340	17,419,619	20,485,428	15,574,021

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,735,351)	$(705,245)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	313,604	-
Common stock issued for services and amortization of common stock issued for services	10,000	18,351
Unrealized loss on derivative liability	-	5,129
Amortization of deferred offering costs	2,379,075	339,694
Depreciation	1,011	3,628
Provision for deposit	-	118,708
Loss on disposal of fixed assets	6,000	-
Gain on relief of accounts payable	(34,000)	(64,156)
(Increase) decrease in prepaid expenses	-	55,786
Gain on foreign currency transaction adjustment	(88,791)	-
(Decrease) Increase in:
Accounts payable	(36,560)	61,749
Accrued expenses	-	21,750
Accrued payroll	(68)	7,857
Accrued royalty fees	-	18,750
Accrued interest	24,057	13,318
Net cash used by operating activities	(161,023)	(104,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	150,000	72,849
Repayment of note payable, related party	-	(1,430)
Proceeds from issuance of notes payable, related party	17,924	35,515
Net cash provided by financing activities	167,924	106,934

Net change in cash	6,901	2,253

Cash, beginning of period	1,831	3,423

Cash, end of period	$8,732	$5,676

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible debt to equity (73,950 shares)	$-	$10,356
Common stock issued to extinguish derivative liability	$-	$11,832
Foreign currency translation adjustment	$38,964	$31,676
Settlement of notes payable with refund of deposits	$-	$48,385
Relief of accounts payable and accruals through issuance of 236 note payable	$-	$60,000
Relief of accounts payable through the issuance of common stock	$-	$23,456
Relief of accrued expenses	$-	$62,500
Relief of accrued payroll through capital contribution	$-	$513,424
Common stock payable from conversion of preferred stock	$-	$500
Common stock issued for conversion of debt and accrued interest to equity (2,369,418 shares) includes $69,075 of accrued interest	$568,660	$-
Write off of stock subscription receivable	$200,000	$-
Issuance of common stock for prepaid services	$15,000	$6,239

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

On May 4, 2015 the Company received approval from the Financial Industry Regulatory Authority ("FINRA") to effectuate a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, for shareholders of record as of the close of business on May 4, 2015, with the market effective date of May 5, 2015, whereby for every twenty (20) shares of the Company's old common stock were converted into one (1) share of the Company's new common stock. As a result of the reverse stock split, the Company has retroactively adjusted prior period share amounts and earnings per share to reflect the effect of the reverse stock split, unless otherwise noted.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2015 and 2014, (b) the financial position at September 30, 2015 and December 31, 2014, and (c) cash flows for the nine month periods ended September 30, 2015 and 2014, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2015, the Company had a net loss of $2,735,351. As of September 30, 2015, the Company has a working capital deficit of $3,258. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2015 and December 31, 2014. Insurance coverage was $250,000 per depositor at each financial institution. At September 30, 2015 and December 31, 2014, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. During the nine months ended September 30, 2015 and 2014, the Company incurred $25,256 and $0 for research and development costs.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at September 30, 2015 and December 31, 2014. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they have been amortized as interest expense over the life of the notes which is five years. Foreign currency transaction gains and losses, when material, have been recorded as other income or loss. For the nine months ended September 30, 2015 the Company recorded a foreign currency transaction gain of $88,791. As of September 30, 2015, the Canadian company has converted all outstanding notes payable and related accrued interest into common stock, therefore, the remaining balance of the deferred non-cash offering issuance costs has been recorded as interest expense for the nine months ended September 30, 2015. (see Note 6)

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three and nine month periods ended September 30, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended September 30, 2015 and 2014 potentially dilutive common stock options and warrants of 4,576,250 and 162,775, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented. For the nine months ended September 30, 2015 and 2014 potentially dilutive common stock options and warrants of 4,576,250 and 162,775, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

5. Commitments

On June 3, 2015, TTE signed and executed a Services Agreement with Sahoma Controlware, LLC ("Sahoma") to provide the Company with engineering services for the design, modeling and simulation of Turbine Truck Engine's Gas-to-Liquid ("GTL") Process technology for converting Methane and Oxygen Gas into Methanol Liquid. The contract cash price to complete the design, modeling and simulation as defined under this Phase 1 agreement is $36,080 with payment determined by three separate milestones as follows: (1) $10,824 paid to Sahoma Controlware, on June 3, 2015 as milestone #1 upon executing the services agreement; (2) milestone payment #2 of $14,432 paid to Sahoma on September 11, 2015 upon Sahoma having submitted initial design & modeling documents; and (3) milestone payment #3 of $10,824, with a NET 30 days, to be paid upon submission, by Sahoma to the Company of all final design, modeling and simulation documents, drawings and electronic files. As of September 30, 2015, milestone #3 has not yet occurred. For the three and nine months ended September 30, 2015, the Company recognized $14,432 and $25,256 in research and development expense related to the agreement.

During the nine months ended September 30, 2015, the Company entered into a consulting agreement with a contractor to provide consulting services for a six month period in exchange for 250,000 shares of common stock valued at $15,000, which represented the fair value of the common stock at the commitment date. As of September 30, 2015, the Company has recognized $10,000 of consulting expenses.

6. Notes Payable, Related Party

On March 16, 2015, the Company's Board of Directors accepted an offer from 2367416 Ontario, Inc. (a Canadian corporation) to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 2367416 Ontario, Inc., with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,418 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the March 16, 2015 commitment date the conversion was not beneficial to 2367416 Ontario, Inc. accordingly, no beneficial conversion feature was recorded for this conversion. This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense.

7. Convertible Notes and Derivative liability

On April 24, 2012 (the "Closing date"), the Company issued a convertible promissory note for $278,000. The lender funded $75,000 to the Company, and the lender at their discretion may fund additional amounts to the Company. The note matures one year from the closing date. If the Company pays the note within 90 days of the closing date, the interest rate is 0%. If the note is not paid within 90 days of the closing date, a one-time interest charge of 5% will be applied to the unpaid principal amount. The conversion option price associated with the note is the lesser of $2.00 or 70% of the lowest trade price in the 25 trading days previous to any conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of $75,000 and $100,415, respectively. The debt discount was fully amortized since the Company fully converted the remaining principle of $10,356 into 73,950 shares of common stock during the nine months ended September 30, 2014. The derivative liability has been adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense and extinguished due to it being fully converted.

For the three and nine months ended September 30, 2014, the unrealized loss on the above derivatives was $0 and $5,129, respectively. There were no derivatives outstanding during 2015.

8. Options and warrants

The Company's 2008 Incentive Compensation Plan ("the 2008 Plan") authorizes up to 5,000,000 (not affected for the reverse stock split) shares of common stock to employees or consultants, unless contained in the written award approved by the Board of Directors.

During the year ended December 31, 2011, the Company adopted the 2011 Incentive Compensation Plan ("the 2011 Plan") which superseded the 2008 Plan. As a result, no future options are to be issued from the Company's 2008 Plan.

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan ("the 2015 Plan") which authorizes up to 5,000,000 shares of common stock issuance to certain employees and consultants as defined in the 2015 Plan and approved by the Company's Board of Directors. The 2015 Incentive Compensation Plan supersedes the 2011 Compensation Plan. As a result, there are no future grants, awards, options or share issuance to be issued from the Company's 2011 Plan.

The Company's 2015 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2015 and 2014, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to either the 2011 Incentive Compensation Plan or the 2015 Incentive Compensation Plan. As of September 30, 2015 5,000,000 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

The fair value of each option granted under the 2008 and 2011 Incentive Compensation Plans were estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company's historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company's historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company's historical experience and future expectations.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2015, based on the Company's closing stock price of $0.05 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, based on the Company's closing stock price of $0.388 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were 4,500,000 options issued to 2 directors and 1 consultant for past services during the nine months ended September 30, 2015, which were issued outside of the 2011 and 2015 Incentive Compensation Plans. The Company recognized approximately $313,000 of stock based compensation for the nine months ended September 30, 2015. The grant date fair value of these options was $0.07 per share. The options vest immediately and expire 5 years from date of grant.

The weighted average assumptions made in calculating the fair value of options granted during the nine months ended September 30, 2015 are as follows:

Expected volatility	264.8%
Expected dividend yield	-
Risk-free interest rate	1.62%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the nine months ended September 30, 2015 (post reverse split):

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2014	120,400	$7.00	2.27	-
Options and warrants granted	4,500,000	$0.16	5.00	-
Options and warrants cancelled or expired	44,150	$9.73	-	-
Outstanding at September 30, 2015	4,576,250	$0.25	4.68	-
Exercisable at September 30, 2015	4,576,250	$0.25	4.68	-

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2015:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average RemainingLife	Weighted Average Price	Weighted Average RemainingLife	Number Exercisable	Weighted Average Price

$0.16 – $15.00	4,576,250	4.68 Years	$0.25	4.68 Years	4,576,250	$0.25

Net cash proceeds from the exercise of options and warrants were $0 for each of the nine months ended September 30, 2015 and 2014.

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

On May 4, 2015 the Company received approval from the Financial Industry Regulatory Authority ("FINRA") to effectuate a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, for shareholders of record as of the close of business on May 4, 2015, with the market effective date of May 5, 2015, whereby for every twenty (20) shares of the Company's old common stock were converted into one (1) share of the Company's new common stock. The new CUSIP number is 89989X 204. As a result of the reverse stock split, the Company has retroactively adjusted prior period share amounts and earnings per share to reflect the effect of the reverse stock split, unless otherwise noted.

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

TTE has begun early stage discussions with a North American based entity to re-initiate research and development of the DCGT engine technology for applications directly related to turning a shaft for power generation.

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

With the recent increase of drilling in the United States, including fracking, the production of natural gas as a by-product of drilling has increased. When taking into account cost analysis, environmental considerations and commodity pricing in today's marketplace, TTE believes the demand for an easily transportable, self-sustaining apparatus capable of converting gas to liquid, on a low-volume scale, has elevated. As a result of the market's willingness to consider other options, besides flare burning the on-site natural gas, several companies are working to develop a low-volume, easily transportable GTL apparatus for commercialization. To date, TTE is not aware of any company that has commercialized a low-volume, unmanned remote GTL system which has proved viable as a self-supporting, profitable business.

As noted in Section I above, titled the DCGT Engine Technology, on November 14, 2014, the Company closed an Asset Purchase Agreement, with Robert and Barbara Scragg and Alpha Engines Corporation, completing the purchase, by Turbine Truck Engines, Inc. of all patents, intellectual property, trademarks, copyrights, trade secrets, rights, title, and interest for an electromagnetic process and apparatus for converting methane gas to methanol, the Scragg Process. While the Scragg Process patent has expired, certain intellectual property and trade secrets remain intact and protected and are now owned by TTE.

When the inventor received his patent for the GTL process technology, he created a working GTL prototype for presentation to the U.S. Patent office. Today, that prototype no longer exists and a new prototype has to be built using the inventor's notes, drawings and data collection to prove the viability of the GTL technology.

On June 3, 2015, Turbine Truck Engines signed and executed a Services Agreement with Sahoma Controlware, LLC to provide the Company with engineering services for the design, modeling and simulation of TTE's Gas-to-Liquid Process technology, to include the Electromagnetic Generator, Chemical Reactor and Process Gas Feed Systems products. Sahoma will develop individual product simulation models & analysis for flow, thermal, vibration, structural/stress and electrical while also developing simulation models for the entire GTL Reactor Process to determine maximum operational effectiveness and efficiency. Based on the final analysis of all data and drawings produced from the work performed under the Phase 1 agreement, the Company intends to validate and confirm the viability of expending additional Company resources to move the product development of its GTL process technology into Phase 2 which is defined by the Company as building a physical bench prototype based on the design, data and blueprints generated by Sahoma Controlware from the June 3, 2015 Phase 1 agreement.

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

Upon successful completion of both Phase 1 and Phase 2 for the development of the GTL Process technology, TTE will consider plans to pursue either a joint venture or a licensing agreement to continue the development of the technology for commercialization.

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

In spring 2014, TTE hired Formosan Brothers, a Taiwan based law firm, and filed a criminal complaint, with the DA's office in Taipei, Taiwan, seeking criminal charges against ETS and its principals for fraud. As of September 30, 2015, the Company remains active in providing documentation and information to Formosan Brothers in support of its ongoing work of filing legal briefs, representing TTE at hearings in Taiwan and providing any information or documentation requested by the Taiwan prosecutor's office.

As a result of ETS and HUE's failure to perform under the terms and conditions of their contractual obligations, all agreements in place between ETS, HUE and TTE are operationally terminated with TTE pursuing remedy against ETS for failure to perform. Additionally, the equipment lease contract with Fujian terminated of its own accord with no further obligation or liability for either party.

Since April 2014, the Company entered into direct negotiations with Dr. Ching-Chang Chang, the inventor of the HPBS technology, who claims to have title ownership of the HPBS technology. In October 2014, Dr. Chang presented TTE with both pictures and video of a new 60m3 HPBS unit he completed building, at his own expense. While TTE and Dr. Chang have negotiated proposed terms and conditions for TTE to acquire the HPBS technology, TTE is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology including any new information that may surface as part of the discovery phase under TTE's efforts to pursue criminal fraud charges against ETS and its principal partners. Until TTE is satisfied with title ownership of the HPBS technology, any final agreement to purchase the HPBS technology is pending.

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

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Operating Costs – During the three months ended September 30, 2015 and 2014, operating costs totaled $47,255 and $130,022, respectively. The decrease of $82,767 was mainly attributable to an approximately $59,400 decrease in bad debt expense, a $14,900 decrease in professional fees and 6,200 decrease in royalty expenses.

Other Income – During the three months ended September 30, 2015 and 2014, other income totaled $34,000 and $64,149, respectively. The decrease of $30,149 is due to more payables being settled or forgiven during the prior period.

Interest and Other Expenses - During the three months ended September 30, 2015 and 2014, net interest and other expenses totaled $0 and $142,993, respectively. The decrease of $142,993 was primarily due to the Company converting all outstanding debt and related accrued interest into common stock in 2015, which resulted in the accelerated amortization of the unamortized discounts.

The net loss for the three months ended September 30, 2015 and 2014 was $13,255 and $208,866, respectively. The decrease of $195,611 was mainly attributable to the decrease in operating costs and the decrease in interest and other expenses.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Operating Costs – During the nine months ended September 30, 2015 and 2014, operating costs totaled $449,001 and $360,205, respectively. The increase of $88,796 was mainly attributable to an approximately $313,600 increase in stock based compensation, net of a $24,800 decrease in professional fees, $29,800 decrease in payroll expenses, a decrease of $16,600 in rent expense, a decrease of $18,800 of royalty fees, a decrease of $13,000 of consulting expense and a decrease of approximately $118,700 decrease in bad debt expense due to the prior year write off of the deposit. The decrease in payroll expenses is due to the elimination of all employment agreements and the increase in professional fees is due to additional legal fees involved in the settlement agreements and an increase in accounting fees.

Other Income – During the nine months ended September 30, 2015 and 2014, other income totaled $34,000 and $64,149, respectively. The decrease of $30,149 is due to more payables being settled or forgiven during the prior period.

Interest and Other Expenses - During the nine months ended September 30, 2015 and 2014, net interest and other expenses totaled $2,320,350 and $404,060, respectively. The increase of $1,916,290 was primarily due to the amortization of all deferred non cash offering costs as a result of the Company converting all outstanding debt and related accrued interest into common stock. Therefore, the Company fully amortized the balance of the unamortized deferred non-cash offering costs of $2,379,075 to interest expense. During the nine months ended September 30, 2015 and 2014, the Company recognized $88,791 and $0, respectively, of foreign currency transaction gain from transactions with 2367416 Ontario, Inc. The increase is the result of the reduction of the foreign exchange rate during the period.

The net loss for the nine months ended September 30, 2015 and 2014 was $2,735,351 and $705,245, respectively. The increase of $2,030,106 was mainly attributable to the increase in operating costs and the increase in interest and other expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the nine months ended September 30, 2015 and 2014, the Company has had net losses of $2,735,351 and $705,254, respectively. As of September 30, 2015, the Company has not generated any revenues. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the nine months ended September 30, 2015 we raised cash of $150,000 through a common stock subscription agreement and $17,924 through the issuance of notes payable. During the nine months ended September 30, 2015, the Company converted all outstanding debt and related accrued interest into common stock, therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,379,075 to interest expense.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2015, we had an accumulated deficit of $22,187,963.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2015 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options (Cashless)	4,500,000	$0
Non-Plan Warrants *	76,250	$397,500

____________

*	Based on weighted average exercise price.

On September 22, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 312,500 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $50,000 in cash which was disbursed on July 15, 2015 ($10,000), July 31, 2015 ($10,000), August 21, 2015 ($10,000), September 8, 2015 ($10,000) and September 21, 2015 ($10,000). The stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $50,000 was provided to fund the Companies' ongoing operational and product development expenses.

On June 22, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 125,000 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $20,000 in cash which was disbursed on May 28, 2015 ($10,000) and June 19, 2015 ($10,000).This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $20,000 was provided to fund the Companies' ongoing operational and product development expenses.

On May 20, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc. a Canadian corporation, for the sale and issue of 406,250 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $65,000 in cash which was disbursed on April 9, 2015 ($20,000), April 15, 2015 ($25,000), May 12, 2015 ($10,000) and May 19, 2015 ($10,000).The stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $65,000 was provided to fund the Companies' ongoing operational and product development expenses.

On May 4, 2015 the Company, upon receipt of approval from the Financial Industry Regulatory Authority ("FINRA"), effected a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share, whereby each twenty (20) shares of the Company's old common stock was converted into one (1) share of the Company's new common stock.

On March 16, 2015, the Company executed a Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale of 93,750 shares of the Companies' common stock at a price of $0.16 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash which was disbursed on March 20, 2015. The stock issuance of shares to 2367416 Ontario, Inc., dated March 20, 2015, is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the three months ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of its officers or directors is involved in any litigation as defendants. During the quarter ended September 30, 2015, the Company, through its Taiwan legal team of Formosan Brothers Law Firm, filed a criminal complaint with the DA office in Taipei Taiwan, as a plaintiff, charging ETS and its principles of alleged fraud. The Company remains active in providing documentation and information to Formosan Brothers in support of its ongoing work of filing legal briefs, representing TTE at hearings in Taiwan and providing any information or documentation requested by the Taiwan prosecutor's office.

As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On September 22, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of Three Hundred Twelve Thousand Five Hundred (312,500) shares of the common stock of the Company at a price of sixteen cents ($0.16US) per share for a total sum paid by 2367416 Ontario, Inc., to Turbine Truck Engines, Inc., of Fifty Thousand Dollars ($50,000US) in cash as disbursed on July 15, 2015 ($10,000), July 31, 2015 ($10,000), August 21, 2015 ($10,000), September 8, 2015 ($10,000) and September 21, 2015 ($10,000). This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $50,000 was provided to fund the Companies' ongoing operational and product development expenses.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2015.

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

_______________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: October 30, 2015	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: October 30, 2015	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial and Accounting Officer

