Form 10-K
period 2015-12-31
TURBINE TRUCK ENGINES INC
filed 2016-03-25
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2015 was $569,957.92

There were 22,058,425 shares of the Registrant's $0.001 par value common stock outstanding as of March 18, 2016.

Documents incorporated by reference:

None

TURBINE TRUCK ENGINES, INC.

FORM 10-K INDEX

TURBINE TRUCK ENGINES, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Turbine Truck Engines, Inc. ("TTE" or "the Company") was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. To date, the Company's activities have been limited to raising capital, organizational matters, engaging in research and development, testing its technology, and the structuring of its business plan. The corporate headquarters are located in Bellevue, Washington. The Company has not yet generated any revenues since inception.

To date, the Company's principal research and development operations have been directed at the potential commercialization, of its (a) Detonation Cycle Gas Turbine Engine technology ("DCGT"); its (b) Gas to Liquid Conversion Process technology ("GTL"); and the (c) Hydrogen Production Burner System ("HPBS").

In addition, the Company continues to conduct diligence to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger.

On November 14, 2014, the Company closed the Asset Purchase Agreement and Technology Sale/Transfer/Assignment for all Intellectual Property (IP) Agreement, with Robert & Barbara Scragg and Alpha Engines Corporation to obtain ownership of all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies.

On May 5, 2015 TTE completed a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share.

On May 10, 2015, Michael Rouse, TTE's founder, resigned as the Company's President and member of the Board of Directors, and Christopher David, was appointed to serve as the Company's President, while remaining the Company's Secretary, Treasurer and member of the Board of Directors. To date, Mr. Rouse's seat on the Company's Board of Directors has not be filled.

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the "2015 Plan") which authorizes up to 5,000,000 shares of common stock to be available for issuance to certain employees and consultants as defined in the 2015 Plan. The 2015 Incentive Compensation Plan supersedes the 2011 Compensation Plan.

The Company will need to raise capital over the coming 12 months to support its activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company's current technology before another company develops similar technology.

PRODUCT STATUS AND DESCRIPTION

I. THE DCGT ENGINE TECHNOLOGY

COMPANY HISTORY OF THE DETONATION CYCLE GAS TURBINE ENGINE

Since the formation of Turbine Truck Engines, Inc., on November 27, 2000, the development of the Detonation Cycle Gas Turbine Engine technology ("DCGT"), for the application of heavy-duty highway trucks, has been at the core of the Company's business operations. Up until August 13, 2014, the Company had funded the building and testing of Prototype #5, a 540HP 12-cylinder engine and Prototype #6, a 70HP 4-cylinder engine for the purpose of sufficiently advancing the research and development of the DCGT engine technology to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer for advanced research and development. To date, however, the DCGT engine technology is not ready for commercialization, for any application, and remains in the research and development phase.

The ("DCGT") was successfully patented in December 1999 by the inventor, Robert Scragg ("Mr. Scragg"), whom had earlier issued a master license for all rights and potential applications for the DCGT to Alpha Engines, Inc., ("Alpha"), a company owned by he and his wife, Barbara Scragg. On December 15, 2000, TTE acquired the option rights for an exclusive License from Alpha for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha's DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. TTE exercised its option and acquired the licensing rights on July 22, 2002.

In August, 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel, and undertook a revised look at the Company's business operations. While TTE's new management and Board of Directors, in coordination with Mr. Scragg, continued to believe the patented DCGT technology can be developed for commercialization, they determined that the Company should shift its research and development focus to designing a DCGT engine for applications directly related to power generation. Based on this new focus, TTE no longer intends to expend resources on the development of the DCGT engine technology for the heavy-duty truck engine applications and instead is pursuing a path forward to the development of the DCGT engine technology for other commercial applications specifically related to power generation.

On November 14, 2014, TTE executed an Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the "Asset Purchase Agreements") between the Company, Robert and Barbara Scragg and Alpha Engines Corporation, settling and ending all licensing agreements between TTE and Alpha Engines Corporation and completing the purchase by the Company of all patents, Intellectual Property, trademarks, copyrights, trade secrets, rights, title, and interest for both (1) the DCGT engine technology; and (2) the electromagnetic process and apparatus for converting methane gas to liquid methanol, on a low-volume scale, also referred to as the Gas-to-Liquid process technology. Under the terms of the Asset Purchase Agreements, all royalty payments due by TTE to Alpha Engines were settled with no future royalty payments due. TTE owns the DCGT engine technology free and clear.

Since taking ownership of the DCGT technology, TTE has had discussions with several North American based engineering firms to re-initiate research and development of the DCGT engine technology for applications directly related to turning a shaft for power generation; however, the Company is not currently engaged in a research and development contract.

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

The DCGT engine technology includes an Electromagnetic Isothermal Combustion ("EIC") process that powers the engine. The EIC process produces complete combustion of fuel-oxidizer mixtures in cyclic detonations that negate unwanted nitrogen oxide and carbon monoxide emissions. The high pressure gases produced by the detonations drive a unique turbine, producing shaft horsepower.

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT engine achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT engine offers the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

●	Air cooled - less than 2 pounds per horsepower

●	Fewer moving parts - less maintenance

●	Flex-fuel and mixed fuels capability

●	Operates on all hydrocarbon fuels, hydrogen and synthetic fuels

●	Cold start capability with any fuels

●	Burns 30% less fuel "Greenhouse exhaust gases"

●	Less nitrogen oxides and carbon monoxide exhaust emissions

●	Less hydrocarbon exhaust emissions

●	No lube oil, filters or pumps

COMPETITION FOR THE DCGT ENGINE TECHNOLOGY FOR POWER GENRATION

Given that certain aspects of the Company's DCGT engine technology is still under U.S. patent protection, the Company is not aware of any entity that has successfully commercialized pulse detonation cycle technology for power generation applications. Additionally, until TTE is able to successfully produce data from a prototype of an operational DCGT engine turning a shaft for power generation, it is difficult to provide qualitative comparisons of the DCGT engine technology to the myriad of other technologies available to both residential and business consumers today. Once TTE is able to successfully complete a working bench prototype and collect a myriad of acceptable data on items such as horsepower, torque, efficiency, temperatures, pressures and more, TTE will then be better positioned to identify the target market for commercialization of the DCGT engine technology for power production. At that time, TTE can then provide clarity and direction on competition considerations for our product and its target market.

PATENTS FOR THE DCGT ENGINE TECHNOLOGY

The DCGT engine technology currently has a single U. S. Patent No. 6,000,214, a novel patent with a 20-year life from the filing date of December 16, 1997. The patent was based on research and development beginning in 1984, which included the design, construction, and testing of working prototypes #1, #2, #3 and #4. The patent attorneys were Schoemaker & Mattare Ltd. TTE intends to file additional patents to protect any new developments in the engine technology.

II. GAS-TO-LIQUID PROCESS TECHNOLOGY

COMPANY HISTORY OF THE GAS TO LIQUID PROCESS TECHNOLOGY

In addition to the DCGT engine technology, Robert Scragg is also the inventor of an expired patent for a process in which methane gas, the primary component of natural gas, is converted into liquid methanol at low-volume production rates. Low volume is defined as 50 gallons per minute or less. This process is referred to as Gas-to-Liquid ("GTL" or "the Scragg Process").

In 1983, Robert Scragg received patent protection for his "Electromagnetic Process and Apparatus for Making Methanol". While this patent has expired, certain intellectual property and trade secrets remain intact and protected and are now owned by TTE. Mr. Scragg's 1983 patent proved that gentle oxidation of methane gas, a hydrocarbon, using precise electromagnetic activation produces methanol gas which is then condensed in the reactor chamber to form liquid methanol. The Scragg process for gas to liquid conversion provides for production of methanol on a low-volume scale using an easily transportable apparatus and system. When the inventor received his patent for the GTL process technology, he created a working GTL prototype for presentation to the U.S. Patent office. Today, that prototype no longer exists and a new prototype has to be built using the inventor's notes, drawings and data collection, along with newly gathered research information, to prove the viability of the GTL technology.

As noted in Section I above, titled Company History of the DCGT Engine Technology, on November 14, 2014, the Company closed an Asset Purchase Agreement, with Robert and Barbara Scragg and Alpha Engines Corporation, completing the purchase, by Turbine Truck Engines, Inc. of all patents, intellectual property, trademarks, copyrights, trade secrets, rights, title, and interest for an electromagnetic process and apparatus for converting methane gas to methanol, the Scragg Process. While the Scragg Process patent has expired, certain intellectual property and trade secrets remain intact and protected and are now owned by TTE.

Prior to TTE completing its acquisition of Robert Scragg's GTL process technology, TTE always had an open invitation to pursue a licensing contract, with Alpha, for the development of the Scragg Process. While TTE never completed a licensing agreement for the Scragg Process, TTE's prior management did periodically pursue potential development partners.

On January 23, 2013, the Company entered into a Binding Letter of Intent ("BluGen LOI") with BluGen, Inc., a California corporation ("BluGen"), for the purpose of the joint development of a GTL bench prototype, using the trade secrets of the Scragg Process. Under the terms of the BluGen LOI, BluGen was to work with TTE, and the inventor, Robert Scragg, to recreate and expand upon the original designs created by Mr. Scragg. The BluGen LOI allowed for certain of the Scragg processes' trade secrets and data to be made available to BluGen in a phased manner as certain development milestones were achieved by BluGen. TTE never received notice, from BluGen, that the first milestone had been achieved with no real indication BluGen even undertook a coordinated effort to advance the Scragg Process technology. On October 24, 2014, TTE sent notice to BluGen terminating the January 23, 2013 Binding LOI based on non-performance by BluGen.

On June 3, 2015, TTE signed and executed a Consulting Services Agreement with Justin Dean, an individual, to retain Mr. Dean as the Project and Program Manager for Phase 1 of TTE's product development of its GTL process technology. This agreement further defined Mr. Dean's responsibilities to include conceptual design analysis, product development analysis, product commercialization analysis, business plan analysis, product application analysis, and industry use & application analysis.

On June 3, 2015, TTE signed and executed a Services Agreement with Sahoma Controlware, LLC (the "Sahoma Agreement") to provide the Company with services for the design, modeling and simulation of TTE's Gas-to-Liquid Process technology, to include the Electromagnetic Generator, Chemical Reactor and Process Gas Feed Systems products. The Sahoma Agreement's scope of work included developing individual product simulation models & analysis for flow, thermal, vibration, structural/stress and electrical while also developing simulation models for the entire GTL Reactor Process to determine maximum operational effectiveness and efficiency.

Collectively, both the Sahoma Agreement and the Dean Consulting Services Agreement were executed to provide the Company with engineering, technical and analytical expertise to validate the Company expending additional resources on the development of its Gas-to-Liquid process technology for converting methane and oxygen gas into methanol liquid at low-volume production rates.

On February 19, 2016, the Company executed Settlement Agreements with both Sahoma Controlware, LLC and Justin Dean mutually concluding both the Engineering Services Agreement, dated June 3, 2015, with Sahoma and the Consulting Services Agreement, dated June 3, 2015, with Dean. Under both Services Agreements, the Company has received certain 3D modeling, design and data sets that, while not conclusive, do provide a working baseline for continuing additional research and development to validate the GTL process technologies' operational capacity and efficiency.

Under the terms of the Settlement Agreements, the Company has no further obligation to pay Sahoma the final milestone payment of $10,824 and Dean will retain his 250,000 Rule 144 common shares issued to him under the Consulting Services Agreement.

Since executing the Settlement Agreements, the Company is in ongoing discussions with a U.S. based engineering entity as it considers the best path forward to continue research and development of its GTL low-volume production process technology. The next phase of research to validate the operational and commercial viability of the GTL process technology will require conducting additional modeling and the build of a bench prototype to collect data sets on a multitude of items including, but not limited to, yield rates, species analysis and energy balance calculations.

WHY LOW VOLUME PRODUCTION OF GAS TO LIQUID

Throughout the United States and the world, at sites where drilling operations are producing natural gas as a by-product, a large portion of the natural gas is being flare burned, instead of being sold, as the site is either too far from a pipeline or the accessible pipeline has no additional capacity. When taking into account cost analysis, environmental considerations and commodity pricing in today's marketplace, TTE believes the demand for an easily transportable, self-sustaining apparatus capable of converting gas to liquid, on a low-volume scale, has elevated.

As a result of the market's willingness to consider other options, besides flare burning the on-site natural gas, several companies are working to develop a low-volume, easily transportable GTL apparatus for commercialization. To date, TTE is not aware of any company that has commercialized a low-volume, unmanned, remote GTL system which has proved viable as a self-supporting, profitable business.

TTE believes today's marketplace dynamics allow for a lower volume, easily transportable GTL apparatus to address an enormous, unmet need of redirecting flare burn natural gas for conversion to methanol for commercial resale or reuse onsite even at low-volume production rates.

COMPETITION FOR THE SCRAGG PROCESS GAS TO LIQUID

To date, companies invested in converting natural gas to methanol are primarily engaged in high-volume scale production operations. The current state-of-the-art method of producing liquid methanol involves a low pressure process of preparing synthesis gas by steam reforming or partial oxidation of a gaseous hydrocarbon feedstock or by direct combination of carbon dioxide with purified hydrogen rich gases. Typically, naphtha or a natural gas feedstock is desulfurized, preheated and mixed with a superheated steam, and then reacted over a conventional catalyst in a multi-tubular reformer. After cooling, the synthesis gas is compressed to the required pressure and passed into a hot-wall converter over a low pressure methanol synthesis catalyst at a temperature ranging from 250 to 270 degrees centigrade. The crude methanol that is formed is condensed and separated from the uncondensed gases which are recycled with makeup synthesis gas and fed back into the converter.

Methanex Corp. is the world's largest producer of Methanol. To date, facilities converting gas to liquid are only focused on large scale production. The dollar cost to build and operate a high-volume scale GTL production facility is significant.

PATENTS FOR THE GAS TO LIQUID SCRAGG PROCESS

To date there are no patents or patents pending for the Gas to Liquid Scragg Process. On Feb 15, 1983, the Scragg Process for converting methane to methanol was granted patent protection under US Patent # 4,374,288. The patent has expired, however the process remains protected under Trade Secrets law.

III. THE HYDROGEN PRODUCTION BURNER SYSTEM TECHNOLOGY

COMPANY HISTORY OF THE HYDROGEN PRODUCTION BURNER SYSTEM

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

Commencing in the spring of 2010 and through February 2014, the Company conducted diligence, negotiated, executed, and ultimately terminated certain contractual obligations with certain Taiwanese and/or Chinese based individuals and corporations. The Company's intentions throughout this defined period was to directly participate in commercializing the Hydrogen Production Burner System worldwide through either licensing rights or a Technology Purchase Agreement of the HPBS technology.

In September 2013, the Company was engaged in certain contracts with Energy Technology Services Co. Ltd ("ETS"), a Taiwan based corporation, for business development of the HPBS technology in Asia. Under the terms of these contracts, the Company provided ETS a total of $300,000 (CAN) to fulfill TTE's June 2013 Purchase Order with ETS, for the manufacture of a new 200m3 HPBS unit.

Throughout the fall of 2013 and into January 2014, ETS provided TTE with positive written and video status reports on the progress of the building, completion and delivery of its 200m3 HPBS unit as defined and paid for under the June 2013 Purchase Order. To date, ETS has not fulfilled its contractual obligation to deliver a new 200m3 HPBS.

In February 2014, TTE hired a Taiwan based law firm, Formosan Brothers, to represent the Company, in its pursuit of criminal fraud charges against ETS' principal partners, Chen, Chong-Ping ("Alan Chen") andHuang, Ren-Ju ("Mr. Huang"), both Taiwan citizens, for failure to deliver the newly built 200m3 HPBS unit as provided for under contract. ETS was represented to the Company as the business partners for the inventor Dr. Ching-Chang Chang ("Dr. Chang").

In Spring 2014, given that no direct evidence existed indicating Dr. Chang had knowledge of the fraud against TTE, the Company engaged in negotiations directly with the HPBS inventor for the purchase of the HPBS technology. To date, Dr. Chang claims to have title ownership of the HPBS technology. In October 2014, Dr. Chang presented TTE with both pictures and video of a new 60m3 HPBS unit he completed building, at his own expense. While TTE and Dr. Chang have negotiated proposed terms and conditions for TTE to acquire the HPBS technology, TTE is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology. Until the Company is satisfied with both (a) title ownership of the HPBS; and (b) exactly which Taiwan individuals were engaged in fraud against the Company, any final agreement to purchase the HPBS technology is pending.

On December 25, 2015, TTE received a written ruling from the Taiwan District Prosecutor's Office declining to prosecute Alan Chen and Mr. Huang for criminal fraud.

On January 4, 2016, Formosan Brothers, on behalf of TTE, filed an appeal to the Taiwan High Prosecution Office requesting the High Court review the facts and evidence of the case and grant TTE an appeal of the lower court's decision and send the matter back to the Taiwan District Prosecutor's Office for a new investigation of the facts and evidence.

On February 1, 2016, TTE received notice that the Companies' appeal was granted and that the initial decision, dated December 25, 2015, by the Taiwan District Court prosecutor not to prosecute Alan Chen and Mr. Huang was overturned and rescinded. The case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence. TTE and its counsel intend to continue to pursue these charges until a satisfactory resolution is obtained.

ABOUT THE HYDROGEN PRODUCTION BURNER SYSTEM TECHNOLOGY

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

PATENTS FOR THE HPBS TECHNOLOGY

To date, the Company has no patents (nor does TTE know of any patents pending) for the HPBS technology. The catalytic process used to covert methanol to hydrogen is proprietary and to the best of the companies' knowledge stands alone in marketplace. If TTE is able to secure ownership of the HPBS technology, TTE intends to continue to develop the technology with an eye toward submitting patents for those items that are able to be patented.

EMPLOYEES

We presently have no employees. Staffing levels will be determined as we progress and grow. The level of employees is primarily contingent on the funds available for operations. TTE's Board of Directors will determine the compensation of all new employees based upon job description.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Companies' corporate office are located at 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004 with no charge for rent or utilities.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation as defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

The Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the "Prosecutor") seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping ("Alan Chen") and Huang, Ren-ju ("Mr. Huang") for fraud in connection with their actions related to the Company's business initiative to commercialize the HPBS technology in Asia.

On December 25, 2015, TTE received a written ruling from the Taiwan District Prosecutor's Office that it had declined to prosecute Alan Chen and Mr. Huang for criminal fraud.

On January 4, 2016, Formosan Brothers, on behalf of TTE, filed an appeal to the Taiwan High Prosecution Office requesting the High Court review the facts and evidence of the case and send the matter back to the Taiwan District Prosecutor's Office for a new investigation of the facts and evidence.

On February 1, 2016, TTE received notice that the Companies' appeal was granted and the case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence. TTE intends to continue to pursue this matter until a satisfactory resolution is obtained.

ITEM 4. MINE SAFETY DISLCOSURE

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Markets Group, OTCQB, under the symbol "TTEG." The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCQB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

On May 5, 2015, TTE completed a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share. All common shares and options to purchase common shares have been retroactively adjusted to reflect this reverse split.

	Bid Prices
	High	Low
FISCAL 2015

First Quarter (January 1, 2015 through March 31, 2015)	$0.50	$0.242
Second Quarter (April 1, 2015 through June 30, 2015)	$0.4649	$0.035
Third Quarter (July 1, 2015 through September 30, 2015)	$0.20	$0.0452
Fourth Quarter (October 1, 2015 through December 31, 2015)	$0.112	$0.03

FISCAL 2014

First Quarter (January 1, 2014 through March 31, 2014)	$0.08	$0.0118
Second Quarter (April 1, 2014 through June 30, 2014)	$0.0561	$0.0168
Third Quarter (July 1, 2014 through September 30, 2014)	$0.0298	$0.0116
Fourth Quarter (October 1, 2014 through December 31, 2014)	$0.028	$0.017

On March 18, 2016, the closing bid price of the Company's Common Stock as reported by the OTC Marketplace Group was $0.062 and there were approximately 511 shareholders of record.

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

Common Stock

During the year ended December 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof. All shares listed below are post-split.

On March 16, 2015, the Company's Board of Directors accepted an offer from 2367416 Ontario, Inc. ("Ontario") to irrevocably convert eight separate Loan Agreements, dated from June 19, 2013 through October 1, 2014, with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075, for a total amount of debt owed of $568,660 into 2,369,675 shares of the Company's common stock. The conversion price in this transaction was twenty-four cents ($0.24) per share. The shares were issued to Ontario, Inc. on March 18, 2015.

On March 16, 2015, the Company executed a Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 93,750 shares of the Companies' common stock at a price of $0.16 per share. The shares were issued March 20, 2015.

On May 20, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc. a Canadian corporation, for the sale and issue of 406,250 shares of the common stock of the Company at a price of $0.16 per share. The shares were issued May 21, 2015.

On June 3, 2015, the Company issued 250,000 Rule 144 common shares to Justin Dean, an individual, in consideration of the full contract price for services provided to the Company by Mr. Dean under a Consulting Services Agreement executed between the Company and Justin Dean. The shares were issued June 8, 2015.

On June 22, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 125,000 shares of the common stock of the Company at a price of $0.16 per share. The shares were issued June 26, 2015.

On September 22, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 312,500 shares of the common stock of the Company at a price of $0.16 per share. The shares were issued September 23, 2015.

On November 20, 2015, the Company issued 12,500 free-trading shares from the Company's 2015 Employee Compensation Plan to Robert L. and Barbara J. Scragg as provided for under certain terms and conditions outlined in Article 6.1 of the Asset Purchase Agreement, dated October 14, 2014, by and between the Company, Robert L. Scragg and Barbara J. Scragg and Alpha Engines Corporation.

On December 23, 2015, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 125,000 shares of the common stock of the Company at a price of $0.16 per share. The shares were issued December 29, 2015.

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

For the year ended December 31, 2015 compared to the year ended December 31, 2014:

Operating Costs – During the years ended December 31, 2015 and 2014, operating costs totaled $401,573 and $335,475, respectively. The increase of $66,098 was mainly attributable to an increase in research and development expenses and stock based compensation.

Bad Debt Expense – During the years ended December 31, 2015 and 2014, bad debt expense totaled $0 and $237,414, respectively. The decrease in bad debt expense is due the increase in the reserve for the deposit.

Other Income – During the years ended December 31, 2015 and 2014, other income totaled $34,000 and $103,861, respectively. The decrease of $69,861 was primarily due to forgiveness of certain accounts payable and accrued expenses in 2014.

Interest (Income) Expense - Net - During the years ended December 31, 2015 and 2014 net interest expense totaled $2.403,141 and $559,374, respectively. The increase of $1,843,767 was primarily due to the Company issuing notes payable during 2015 and 2014 with interest at 20% and through the amortization of deferred non cash debt issuance costs. The unamortized portion of the debt issuance costs were accelerated into amortization expense upon the conversion of all of the notes payable during 2015.

The net loss for the years ended December 31, 2015 and 2014 was ($2,770,714) and ($1,033,532), respectively. The increase of $1,737,182 was mainly attributable to the increase in interest expense, stock based compensation, net of the decrease in other income.

Liquidity and capital resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2015, the Company had a net loss of $2,770,714. In light of the continued net losses, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the year ended December 31, 2015 we raised cash of $170,000 through private placements of common stock financings and $17,914 through the issuance of notes payable.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2015, we had an accumulated deficit of $22,223,326.

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

On November 14, 2014, TTE executed an Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the "Asset Purchase Agreements") with Robert & Barbara Scragg and Alpha Engines, Inc., to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies. The purchase price of the Asset Purchase Agreement for both the DCGT & GTL technologies was 37,500 restricted common shares (reverse split adjusted). Additionally, the Company paid a Royalty payment of $1,000 towards all outstanding Royalty payments. As part of the Asset Purchase Agreement, any and all licensing agreements between the Company and the Sellers were terminated to include that any and all accrued and outstanding royalty payments or other compensation which may have been due by the Company to the Sellers thereunder was forgiven by Sellers.

Under the terms of the Asset Purchase Agreements, Robert & Barbara Scragg consulted with TTE for the purpose of the turnover of all applicable intellectual property, proprietary information, data, notes, hardware, pertinent material, improvements and advancements directly or indirectly related to both technologies. On November 16, 2015, upon completion of this turnover, the Scraggs were issued 12,500 shares of free trading common stock as compensation for the services provided as an independent consultant.

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 50,000 shares of restricted common stock upon either (a) Purchaser's certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2015, no additional shares have been issued for these certain terms and conditions.

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

The Company entered into various loan agreements with a Canadian company owned by one of the Company's Directors. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash debt issuance costs and they are being amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income in the statement of changes in stockholders' deficit.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant utilizing certain assumptions that require judgments and estimates. These assumptions include estimates for volatility, expected term, and risk-free interest rates in determining the fair value of the stock-based awards.

The Company issues common stock, stock options and warrants to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable. The determination requires judgment in terms of the consideration being measured.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 3: Significant Accounting Polices: Recent Accounting Standards" in Part II, Item 8 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

Financial Statements

For the Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Turbine Truck Engines, Inc.

Bellevue, WA

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. ("the Company") as of December 31, 2015 and 2014 and the related statements of comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $2,770,714 and $1,033,532 during the years ended December 31, 2015 and 2014, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Tampa, Florida

March 25, 2016

Turbine Truck Engines, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$14,123	$1,831
Total Current Assets	14,123	1,831

Furniture and equipment, net of accumulated depreciation of $1,118 (2015) and $29,521 (2014)	-	7,011
Intangible asset	13,750	13,750

TOTAL ASSETS	$27,873	$22,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$13,120	$82,550
Accrued payroll taxes	-	68
Accrued interest	-	42,595
Notes payable, related party	-	215,451
Total Current Liabilities	13,120	340,664

LONG-TERM LIABILITIES:
Notes payable, related party	-	307,598
Total Long-Term Liabilities	-	307,598

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2015) and 0 (2014) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 22,058,425 (2015) and 18,363,750 (2014) shares issued and outstanding	22,058	18,364
Additional paid in capital	22,216,021	21,337,826
Receivable for common stock	-	(200,000)
Deferred non-cash debt offering costs	-	(2,379,075)
Accumulated other comprehensive income	-	49,827
Accumulated deficit	(22,223,326)	(19,452,612)
Total Stockholders' Equity (Deficit)	14,753	(625,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,873	$22,592

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Comprehensive Loss

	2015	2014

Operating costs	$401,573	$335,475
Bad debt expense	-	237,414
	401,573	572,889

OTHER (INCOME) EXPENSE
Change in fair value of derivative liability	-	5,130
Other income	(34,000)	(103,861)
Interest and other expenses, net	2,403,141	559,374

TOTAL OTHER (INCOME) EXPENSE	2,369,141	460,643

NET LOSS	$(2,770,714)	$(1,033,532)
Unrealized (loss) gain on foreign currency translation adjustment	-	49,827
COMPREHENSIVE LOSS	$(2,770,714)	$(983,705)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,851,467	16,253,769

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statement of Changes in Stockholders' Deficit

For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Costs	Payable	Stock	Receivable	Gain	Total
Balance December 31, 2013	25,000	25	13,423,285	$13,423	$18,585,289	$(18,419,080)	$(1,219,598)	$342,067	$(37,993)	$(212,000)	$-	$(947,867)

Issuance of common stock for cash			565,268	565	78,284			(6,000)				72,849
Issuance of common stock for conversion of debt			73,950	74	10,279							10,353
Issuance of common stock for loan costs			4,183,747	4,184	1,975,394		(1,648,911)	(336,067)				(5,400)
Issuance of common stock for relief of accounts payable			50,000	50	29,646							29,696
Forgiveness of officer's accrued liabilities					500,524					12,000		512,524
Forgiveness of accrued consulting and accrued royalty					131,250							131,250
Issuance of common stock for services			5,000	5	2,615							2,620
Issuance of common stock for intangible asset			37,500	38	12,712							12,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	25,000	25								-
Amortization of deferred non-cash offering costs							489,434					489,434
Amortization of services paid for with common stock									37,993			37,993
Foreign currency translation adjustment											49,827	49,827
Relief of derivative liability through conversion of shares					11,833							11,833
Net loss						(1,033,532)						(1,033,532)
Balance December 31, 2014	-	-	18,363,750	$18,364	$21,337,826	$(19,452,612)	$(2,379,075)	$-	$-	$(200,000)	$49,827	$(625,670)

Issuance of common stock for cash			1,062,500	1,062	168,938							170,000
Issuance of common stock for conversion of debt			2,369,675	2,370	566,290							568,660
Issuance of common stock for services			262,500	262	15,363							15,625
Issuance of common stock options					327,604							327,604
Amortization of deferred non-cash offering costs							2,379,075					2,379,075
Write off common stock receivable					(200,000)					200,000		-
Foreign currency translation adjustment											(49,827)	(49,827)
Net loss						(2,770,714)						(2,770,714)
Balance December 31, 2015	-	-	22,058,425	$22,058	$22,216,021	$(22,223,326)	$-	$-	$-	$-	$-	$14,753

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,770,714)	$(1,033,532)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	327,604	-
Common stock issued for services and amortization of common stock issued for services	15,625	52,011
Unrealized loss on derivative liability	-	5,130
Amortization of deferred offering costs	2,379,075	489,434
Depreciation	1,011	5,700
Provision for deposit	-	237,414
Loss on disposal of fixed assets	6,000	-
Gain on relief of accounts payable and accrued expenses	(34,000)	(101,460)
Decrease in prepaid expenses	-	55,786
Gain on foreign currency transaction adjustment	(88,791)	-
Gain on relief of notes payable	-	(2,401)
(Decrease) Increase in:
Accounts payable	(35,430)	67,658
Accrued expenses	-	34,205
Accrued payroll	(68)	7,925
Accrued royalty fees	-	18,750
Accrued interest	24,066	18,354
Net cash used by operating activities	(175,622)	(145,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	(1,000)
Net cash used by investing activities	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	170,000	72,849
Repayment of note payable, related party	-	(1,430)
Proceeds from issuance of notes payable, related party	17,914	73,015
Net cash provided by financing activities	187,914	144,434

Net change in cash	12,292	(1,592)

Cash, beginning of period	1,831	3,423

Cash, end of period	$14,123	$1,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible debt to equity (73,950 shares)	$-	$10,356
Common stock issued to extinguish derivative liability	$-	$11,833
Foreign currency translation adjustment	$49,827	$49,827
Settlement of notes payable with refund of deposits	$-	$48,385
Relief of accounts payable and accruals through issuance of 236 note payable	$-	$57,000
Relief of accounts payable through the issuance of common stock	$-	$7,946
Relief of accrued expenses and accrued royalty	$-	$131,250
Relief of accrued payroll through capital contribution	$-	$513,424
Common stock issued for conversion of preferred stock	$-	$500
Common stock issued for conversion of debt and accrued interest to equity (2,369,675 shares) includes $69,075 of accrued interest	$568,660	$-
Write off of stock subscription receivable	$200,000	$-
Issuance of common stock for prepaid services	$15,000	$17,700
Common stock issued for purchase of intangible asset	$-	$12,750
Common stock issued for common stock payable	$-	$6,000
Common stock issued as loan costs	$-	$1,648,911
Common stock issued for receivable	$-	$12,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

1. Background Information

Turbine Truck Engines, Inc. ("TTE" or "the Company") was incorporated in Delaware on November 27, 2000. On February 20, 2008, the Company was re-domiciled to the State of Nevada. To date, the Company's activities have been limited to raising capital, organizational matters, engaging in research and development, testing its technology, and the structuring of its business plan. The corporate headquarters are located in Bellevue, Washington. The Company has not yet generated any revenues since inception.

To date, the Company's principal research and development operations have been directed at the potential commercialization, of its (a) Detonation Cycle Gas Turbine Engine technology ("DCGT"); its (b) Gas to Liquid Conversion Process technology ("GTL"); and the (c) Hydrogen Production Burner System ("HPBS").

In addition, the Company continues to conduct diligence to either purchase or merge an intellectual property asset and/or an existing operational company asset. To date, TTE has not entered into a contractual commitment to complete an asset purchase or merger.

On May 5, 2015 TTE completed a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share. All common shares and options to purchase common shares have been retroactively adjusted to reflect this reverse split.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2015, the Company had a net loss of $2,770,714 with no revenues generated to date. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company's non-interest bearing cash balances were fully insured at December 31, 2015 and 2014. Insurance coverage was $250,000 per depositor at each financial institution. At December 31, 2015 and 2014, there were no amounts held in excess of federally insured limits.

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

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in any of the periods presented.

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company incurred $25,256 and $0 of research and development costs for the years ended December 31, 2015 and 2014, respectively.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2015 or 2014. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they have been amortized as interest expense over the life of the notes which is five years. Foreign currency transaction gains and losses, when material, have been recorded as other income or loss. For the year ended December 31, 2015 the Company recorded a foreign currency transaction gain of $88,791. As of December 31, 2015, the Canadian company has converted all outstanding notes payable and related accrued interest into common stock, therefore, the remaining balance of the deferred non-cash offering issuance costs has been recorded as interest expense for the year ended December 31, 2015.

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2015 and 2014 potentially dilutive common stock options and warrants of 4,600,000 and 120,400 have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's financial statements.

4. Furniture and equipment

Furniture and equipment at December 31 consist of the following:

	2015	2014
Equipment	1,118	13,400
Automobile	-	15,000
Leasehold improvements	-	8,132
	1,118	36,532
Less accumulated depreciation and amortization	1,118	29,521
	$-	$7,011

5. Options and warrants

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

The Company's 2015 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors, or otherwise as provided by law. During 2015 and 2014, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to either the 2011 Incentive Compensation Plan or the 2015 Incentive Compensation Plan. As of December 31, 2015, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

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

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015, based on the Company's closing stock price of $0.03 was $0. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, based on the Company's closing stock price of $0.0194 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were 4,550,000 options issued to 2 directors and 2 consultants for past services during the year ended December 31, 2015, which were issued outside of the 2011 and 2015 Incentive Compensation Plans. The Company recognized approximately $328,000 of stock based compensation for the year ended December 31, 2015. The grant date fair value of these options was $0.07 per share. The options vest immediately and expire 5 years from date of grant.

The weighted average assumptions made in calculating the fair value of options granted during the nine months ended December 31, 2015 are as follows:

Expected volatility	264.8 - 291%
Expected dividend yield	-
Risk-free interest rate	1.62 -	1.75%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the year ended December 31, 2015 (post reverse split):

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2014	120,400	$7.00	2.27	-
Options and warrants granted	4,550,000	$0.16	-	-
Options and warrants cancelled or expired	70,400	$8.34	-	-
Outstanding at December 31, 2015	4,600,000	$0.22	4.46	-
Exercisable at December 31, 2015	4,600,000	$0.22	4.46	-

Net cash proceeds from the exercise of options and warrants were $0 for each of the year ended December 31, 2015 and 2014.

6. Commitments and Contingencies

Effective July 1, 2015, the Company moved its headquarters to 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004 on a month-to-month basis. Through June 30, 2015, the Company leased its previous corporate headquarters on a month-to-month basis with a monthly rental cost of $436. For the year ended December 31, 2015 total rent expense was approximately $2,173.

A total of CAN $300,000 was advanced under the Loan Agreement with 2367416 Ontario, Inc, and was delivered to ETS, as the initial payment on the first machine to be delivered under a purchase order agreement for a Hydrogen Production Burner System (HPBS). Despite positive written and video reports provided to the Company by ETS during the manufacturing of the Equipment. ETS did not deliver the machine as promised under the Agreement. The Company has declared ETS to be in default and the Company has asked to be refunded as per the purchase order agreement. 2367416 Ontario, Inc. has received CAN $50,000, directly from ETS, which has been recorded as a reduction in the outstanding note payable and the deposit. Both 2367416 Ontario, Inc. and the Company are in negotiations to receive the CAN $250,000 plus interest owed, which, when received, will also be shown as a reduction of the outstanding note payable and the deposit. The Company provided a reserve in the amount of $237,414 against this deposit on its balance sheet on December 31, 2014.

During the year ended December 31, 2014, the Company hired a Taiwan based law firm, Formosan Brothers, to represent the Company, in its pursuit of criminal fraud charges against ETS' principal partners, Chen, Chong-Ping ("Alan Chen") andHuang, Ren-Ju ("Mr. Huang"), both Taiwan citizens, for failure to deliver the newly built 200m3 HPBS unit as provided for under contract. ETS was represented to the Company as the business partners for the inventor Dr. Ching-Chang Chang ("Dr. Chang").

While TTE and Dr. Chang have been in negotiations for proposed terms and conditions for TTE to acquire the HPBS technology, TTE is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology. Until the Company is satisfied with both (a) title ownership of the HPBS; and (b) exactly which Taiwan individuals were engaged in fraud against the Company, any final agreement to purchase the HPBS technology is pending. Under the proposed terms the Company has negotiated with Dr. Chang, and his new Company ZHENG YU CO. ("ZYC"), Dr. Chang is to provide the Company with the equipment necessary to fulfill the Company's business plan. ZYC has agreed to sell the Company the rights to the HPBS technology for $1.8 million upon independent testing and certification of the HPBS technology. Funding for the Company to purchase the HPBS machinery, as well as the HPBS technology, is provided for in the June 19, 2013 Loan Agreement, between the Company and 2367416 Ontario, Inc. which provides for financing of up to CAN $10,000,000. While the Company and Dr. Chang have negotiated proposed terms and conditions for the Company to acquire the HPBS technology, the Company is continuing to undergo extensive due diligence to validate and verify title ownership of the HPBS technology. Until the Company is satisfied with title ownership of the HPBS technology, any final agreement to purchase the HPBS technology is pending.

On June 3, 2015, TTE signed and executed a Services Agreement with Sahoma Controlware, LLC ("Sahoma") to provide the Company with services for the design, modeling and simulation of Turbine Truck Engine's Gas-to-Liquid ("GTL") Process technology for converting Methane and Oxygen Gas into Methanol Liquid. The contract cash price to complete the design, modeling and simulation as defined under this Phase 1 agreement is $36,080 with payment determined by three separate milestones as follows: (1) $10,824 paid to Sahoma Controlware, on June 3, 2015, upon executing the services agreement (Milestone #1); (2) $14,432 paid to Sahoma on September 11, 2015 upon Sahoma having submitted initial design & modeling documents (Milestone #2); and (3) $10,824, to be paid upon submission, by Sahoma to the Company of all final design, modeling and simulation documents, drawings and electronic files (Milestone #3). As of December 31, 2015, Milestone #3 had not yet occurred. For the year ended December 31, 2015, the Company recognized $25,256 in research and development expense related to the agreement. Subsequent to year end, the Company terminated this agreement. On February 19, 2016, the Company executed Settlement Agreements with both Sahoma and Justin Dean, under which the Company has no further obligation to pay Sahoma the Milestone payment of $10,824.

During the year ended December 31, 2015, the Company entered into a consulting agreement with a contractor to provide consulting services for a six-month period in exchange for 250,000 shares of common stock valued at $15,000, which represented the fair value of the common stock at the commitment date. As of December 31, 2015, the Company has recognized $15,000 of consulting expenses.

The Company has entered into various other agreements that have been disclosed in previous 10-K and 10-Q filings. These agreements have been either terminated or put on hold and may be reinitiated based on both adequate funding and a viable product development and commercialization plan being approved by the Companies' new Board of Directors.

On November 14, 2014, TTE executed an Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the "Asset Purchase Agreements") with Robert & Barbara Scragg and Alpha Engines, Inc., to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies. The purchase price of the Asset Purchase Agreement for both the DCGT & GTL technologies was 37,500 restricted common shares (reverse split adjusted). Additionally, the Company paid a Royalty payment of $1,000 towards all outstanding Royalty payments. As part of the Asset Purchase Agreement, any and all licensing agreements between the Company and the Sellers were terminated to include that any and all accrued and outstanding royalty payments or other compensation which may have been due by the Company to the Sellers thereunder was forgiven by Sellers.

Under the terms of the Asset Purchase Agreements, Robert & Barbara Scragg consulted with TTE for the purpose of the turnover of all applicable intellectual property, proprietary information, data, notes, hardware, pertinent material, improvements and advancements directly or indirectly related to both technologies. On November 16, 2015, upon completion of this turnover, the Scraggs were issued 12,500 shares of free trading common stock valued at $625 and recorded as consulting expense in the accounting financial statements.

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 50,000 shares of restricted common stock upon either (a) Purchaser's certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2015, no additional shares have been issued for these certain terms and conditions.

7. Notes Payable

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company ("236"), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing to be provided is to be funded in tranches, and will have terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 shall be issued restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance, with such shares being subject to a Lock Up/Leak Out Agreement to be negotiated between the parties. These shares are considered an additional cost in obtaining the financing and the value of these shares at the commitment date is recorded as a contra equity and amortized to interest expense over five years.

On March 16, 2015, the Company's Board of Directors accepted an offer from 236 to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 236 with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,675 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the March 16, 2015 commitment date, the conversion was not beneficial to 236, accordingly no beneficial conversion feature was recorded for these notes. This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense.

8. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2015 and 2014.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2015 or 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2015	2014
Tax expense (benefit) at U.S. statutory rate	$(942,000)	$(351,400)
State income tax expense (benefit), net of federal benefit	(100,670)	(37,570)
Effect of non-deductible expenses	-	2,700
Other	-	-
Change in valuation allowance	1,042,670	386,270
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets (liability), noncurrent:
Depreciation	$-	$(1,800)
License agreement		79,200
Capitalized start-up costs	5,658,600	5,566,400
Net operating loss	1,788,100	883,800
Stock compensation	229,600	106,100
Accrued expenses	-	30
Contribution carryover	2,700	2,700
Valuation allowance	(7,679,000)	(6,636,430)
	$-	$-

Change in valuation allowance:

2015
Balance, December 31, 2014	$(6,636,430)
Increase in valuation allowance	(1,042,570)
Balance, December 31, 2015	(7,679,000)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2015 and 2014.

As of December 31, 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $4,750,00 which begin expiring in 2023.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2012 – 2014.

9. Related Party Transactions

During the year ended December 31, 2012, the Company's CEO advanced the Company $1,430 with no specific terms of repayment and no stated interest rate. During the year ended December 31, 2014, the Company repaid the advance.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer, President and Director to terminate his 2011 Employment Agreement, effective July 1, 2014, which was set to expire September 30, 2014. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Chief Executive Officer, President, Director with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of July 1, 2014, serving in such positions without compensation until such time as the Board of Directors may determine, in their sole and absolute direction. The value of the above services are negligible and immaterial to the financial statements.

In July 2014, the Company executed a Settlement and Release Agreement with the Vice-President, Secretary-Treasurer and Director to formally terminate her 2013 Employment Agreement which expired December 31, 2013. This agreement provides that the employee shall continue to hold and perform the duties and responsibilities for the positions of Director, Secretary & Treasurer with the Company with the employee agreeing to specifically forego any salary and/or other compensation for such Positions from and after the date of January 1, 2014, serving in such Positions without compensation until such time as the Board of Directors may determine, in their sole and absolute discretion. The value of the above services is negligible and immaterial to the financial statements.

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

In July 2014, the Company executed Settlement and Release Agreements with the CEO-President, Vice-President/Secretary-Treasurer and the former Chief Information Officer rescinding the rights for stock option compensation issued in 2011 and 2013, under separate Employment Agreements, for a cumulative total of 105,000 shares.

In July 2014, the Company executed a Settlement and Release Agreement with the Chief Executive Officer that rescinds the CEO's rights to receive 250,000 common shares of termination compensation.

In July 2014, the Chief Executive Officer elected to convert 25,000 shares of Series A Convertible Preferred Stock into 25,000 shares of common stock.

On August 13, 2014, Michael Rouse resigned his position as the Company's Chairman of the Board and Chief Executive Officer and Phyllis Rouse resigned her position as the Company's Secretary-Treasurer and member of the Board of Directors. Michael Rouse retains his duties and responsibilities as a member of the Company's Board of Directors and President.

On August 13, 2014, the Company appointed Enzo Cirillo, a majority shareholder in the Company, as its Chairman of the Board and Interim Chief Executive Officer. Mr. Cirillo is the sole principle partner for 236. As disclosed in Note 7, 236 previously funded the Company through certain convertible notes, all of which converted during 2015. Note 7 discloses all of the transactions and terms associated with these notes. Also, the Company appointed Christopher David, a shareholder, to serve as both a member of the Company's Board of Directors and the Company's Secretary-Treasurer.

The Company was relieved from a stockholder and the former owner of the technology sold pursuant to Agreements, previously disclosed, for $62,500 of accrued consulting fees and $68,750 of accrued royalty. For the year ended December 31, 2014, the Company has recorded these amounts as a capital contribution.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

10. Convertible Preferred Stock

On March 16, 2012, the Company created the Series A Convertible Preferred Stock ("Series A"). The Series A has the following features:

●	Par value is $.001.

●	25,000 shares authorized.

●	Voting rights on each matter submitted to common shareholders; 306 votes per each share of preferred stock held.

●	Convertible after 6 months from the above date on a ratio of one-to-one into common shares at the option of the preferred share holder.

During the year ended December 31, 2012, the Company issued 25,000 shares of Series A Convertible Preferred Stock to the Company's CEO in exchange for accrued payroll of $335,285. During the year ended December 31, 2014, the 25,000 shares of Series A Convertible Preferred Stock were converted to common stock.

Effective December 19, 2014, the Company filed a Certificate of Change with the Nevada Secretary of State to amend the Company's Articles of Incorporation to (a) terminate the designation of 25,000 shares of its Series "A" Convertible Preferred Stock and (b) clarify that the Company's authorized stock remains 499,000,000 shares of Common Stock, par value $0.001 and 1,000,000 shares of Preferred Stock, par value $0.001. Additionally, the Company terminated the designation of 17,500 shares of its Series "B" Preferred stock, previously approved by the Company's Board of Directors on June 18, 2014.

With the Company terminating both the Series "A" Convertible Preferred and the Series "B" Preferred designations, the Company maintains its current authorized class of 1,000,000 Preferred shares with no Series designation being authorized, issued or outstanding at December 31, 2015 and 2014.

11. Other Income

Other income for the year ended December 31, 2015 and 2014 consists of accounts payable and accrual settlements with certain vendors as follows:

	2015	2014
Forgiveness of accrued rent	$-	$39,205
Forgiveness of legal and professional fees	34,000	22,805
Gain on settlement of legal fees	-	39,950
Forgiveness of related party note	-	1,901
	$34,000	$103,861

12. Subsequent Events

(1) SPECIFIC TO LEGAL ACTION RE: PURSUIT OF CRIMINAL FRAUD IN TAIWAN

On December 25, 2015, TTE received a written ruling from the Taiwan District Prosecutor's Office declining to prosecute Alan Chen and Mr. Huang for criminal fraud.

On January 4, 2016, Formosan Brothers, on behalf of TTE, filed an appeal to the Taiwan High Prosecution Office requesting the High Court review the facts and evidence of the case and grant TTE an appeal of the lower court's decision and send the matter back to the Taiwan District Prosecutor's Office for a new investigation of the facts and evidence.

On February 1, 2016, TTE received notice that the Companies' appeal was granted and that the initial decision, dated December 25, 2015, by the Taiwan District Court prosecutor not to prosecute Alan Chen and Mr. Huang was overturned and rescinded. The case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence.

(2) SPECIFIC TO GAS-TO-LIQUID PROCESS TECHNOLOGY RESEARCH & DEVELOPMENT

On February 19, 2016, the Company executed Settlement Agreements with both Sahoma Controlware, LLC ("Sahoma") and Justin Dean ("Dean"), mutually concluding both the Engineering Services Agreement, dated June 3, 2015, with Sahoma and the Consulting Services Agreement, dated June 3, 2015, with Dean, an individual, collectively the "Agreement(s)". The Agreements with both Sahoma and Dean were executed to provide the Company with engineering, technical and analytical expertise to research and determine the viability of the Company expending additional resources on the development of its Gas-to-Liquid process technology for converting methane and oxygen gas into methanol liquid at low-volume production rates. Under the terms of the Settlement Agreements, the Company has no further obligation to pay Sahoma the final milestone payment of $10,824 and Dean will retain his 250,000 Rule 144 common shares issued to him under the Consulting Services Agreement.

(3) SPECIFIC TO FUTURE SERVICE AGREEMENT AND STOCK OPTION ISSUE

On February 19, 2016, the Company's Board of Directors approved and the Company executed a Future Services Agreement ("FSA") with Christopher David, an individual, to provide continued services to the Company filling the roles and responsibilities as the Company's President, Secretary, Treasurer and Director, for a period of February 19, 2016 through December 31, 2017.

Wherein consideration of compensation for Mr. David's services, under the terms of the FSA the Company granted Mr. David stock options for the purchase of one million (1,000,000) shares of the Company's restricted Rule 144 common stock, which shall be granted and shall vest in accordance with the following schedule:

(a)	a Five-year (5) Option granted for the purchase of Five-Hundred Thousand (500,000) shares at Sixteen cents ($0.16), vesting immediately upon the execution of the FSA; and

(b)

a Five-year (5) Option granted for the purchase of Five Hundred Thousand (500,000) shares at Sixteen cents ($0.16), vesting on the one-year anniversary date of FSA Agreement, or earlier if Mr. David is terminated without cause.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2015 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management's Report on Internal Control over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of formalized controls and procedures as well as a lack of segregation of duties, as well as the absence of an independent audit committee chair, resulting from the Company's limited resources.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Enzo Cirillo	47	Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer

Christopher David	56	President, Secretary, Treasurer and Director

Judith Norstrud	46	Principal Accounting Officer and Chief Accounting Officer

Biographies

Enzo Cirillo, Enzo Cirillo is the Company's Interim CEO and Chairman of the Board. Mr. Cirillo is the Owner of a number of private companies doing business, in both Canada and the United States, in a variety of industries such as technology, commercial and residential high-rise real estate development, health/fitness facilities and transportation. In addition, Mr. Cirillo is an active private equity investor in both private and public entities. Mr. Cirillo holds a BA, Math from York University in Toronto. In addition, Mr. Cirillo was captain of the York University football team preceded by his time playing for the Toronto Athletics, a semi-professional football development team for the Toronto Argonauts of the Canadian Football League.

Christopher David is the President, Secretary, Treasurer and a Board Director for the Company. Mr. David has been a private venture investor for 20 years in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, bio-tech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David has been a shareholder of Turbine Truck Engines for over 5 years prior to assuming his duties as Secretary/Treasurer and Director of the company. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David holds a BA from University of Washington.

Judith Norstrud is the Principal and Chief Accounting Officer for the Company. Ms. Norstrud is the owner of Norco Accounting & Consulting, Inc., an accounting and consulting firm specializing in providing temporary-interim Controllers and Chief Financial Officers, controller oversight and other general financial consulting services to a variety of public, private and not for profit companies. From 2009 - 2013, Ms. Norstrud was the Chief Financial Officer of Dais Analytic Corporation. From 1999 - 2002, Ms. Norstrud worked for Pender, Newkirk & Company, CPA's as a manager in the Assurance Services department. From 1996 - 1999, Ms. Norstrud worked at PricewaterhouseCoopers, LLP as a senior associate in business assurance. From 1992 - 1996, Ms. Norstrud worked at Fraser & Company as a senior associate in financial statement auditing.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Enzo Cirllo, Interim-CEO &	2015	$0	0	$0	105,000	0	0	0	$105,000
Board Chairman	2014	$0	0	$0	0	0	0	0	$0

Christopher David, President, Secretary,	2015	$0	0	$0	105,000	0	0	0	$105,000
Treasurer & Directors	2014	$0	0	$0	0	0	0	0	$0

Michael Rouse, President,	2015	$0	0	$0	0	0	0	0	$0
CEO, Chairman of the Board	2014	$0	0	$0	0	0	0	9,076	$9,076

Phyllis J. Rouse Vice President,	2015	$0	0	$0	0	0	0	0	$0
Secretary, Treasurer and Director	2014	$0	0	$0	0	0	0	0	$0

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)

Enzo Cirllo, Interim-CEO & Board Chairman	1,500,000	0	0	$0.16	6/29/2020	0	0	0	0

Christopher David, President, Secretary, Treasurer & Director	1,500,000	0	0	$0.16	6/29/2020	0	0	0	0

________________

*	All options and stock awards are fully vested and earned at the date of grant.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	4,550,000	$0.16	0

The Company's 2008 Incentive Compensation Plan (the "2008 Plan") authorized up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person could be granted shares under the 2008 Plan for services related to capital raising or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During the year ended December 31, 2011, the Company adopted the 2011 Incentive Compensation Plan (the "2011 Plan") which superseded the 2008 Plan. As a result, there are no future options to be issued from the Company's 2008 Plan.

The Company's 2011 Plan authorized up to 5,000,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person could be granted shares under the 2011 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

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

The Company's 2015 Incentive Compensation Plan authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During 2015 and 2014, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to either the 2011 Incentive Compensation Plan or the 2015 Incentive Compensation Plan. As of December 31, 2015, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

The following table sets forth certain information as of December 31, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the "Summary Compensation Table" and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Enzo Cirillo, Individual (Director/Officer)	679,000	3.03%
2367416 Ontario, Inc. (1)	12,656,894	57.38%
Robert Olivia (Affiliate)	719,384	3.26%
Christopher David (Director/Officer)	665,275	3.02%
Johnathon Joyner	1,192,166	5.40%
All directors and executive officers as a group (3 persons)	14,001,169	63.47%

________________

1.	Enzo Cirillo, a Company Director & Officer, is the sole principal partner & 100% shareholder of 2367416 Ontario, Inc., an Ontario Canada corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2015 we were billed by our accountants, Warren Averett LLC approximately $58,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2014 we were billed by our accountants, Warren Averett LLC approximately $74,000 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

 During 2015 we were billed $0 by our accountants, Warren Averett LLC for tax work.

During 2014 we were billed $0 by our accountants, Warren Averett LLC for tax work.

All Other Fees

During 2015 we were billed $0 by our accountants, Warren Averett LLC for other work.

During 2014 we were billed $0 by our accountants, Warren Averett LLC for other work.

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

TURBINE TRUCK ENGINES, INC.

Dated: March 25, 2016	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer

Dated: March 25, 2016	By:	/s/ Christopher David
Christopher David
President, Secretary, Treasurer, Director

Dated: March 25, 2016	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Accounting Officer

