Form 10-Q
period 2016-03-31
TURBINE TRUCK ENGINES INC
filed 2016-04-29
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

There were 22,308,425 shares of the Registrant's $0.001 par value common stock outstanding as of April 27, 2016.

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of March 31, 2016 (unaudited) and December 31, 2015

and for the Three Months Ended March 31, 2016 and 2015 (unaudited)

Contents

Financial Statements:
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

4

Turbine Truck Engines, Inc.

Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$33,503	$14,123
Total Current Assets	33,503	14,123

Intangible asset	13,750	13,750

TOTAL ASSETS	$47,253	$27,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,812	$13,120
Total Current Liabilities	26,812	13,120

STOCKHOLDERS' EQUITY
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2016) and 0 (2015) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 22,308,425 (2016) and 22,058,425 (2015) shares issued and outstanding	22,308	22,058
Additional paid in capital	22,289,521	22,216,021
Accumulated deficit	(22,291,388)	(22,223,326)
Total Stockholders' Equity	20,441	14,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,253	$27,873

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Operating costs	$68,062	$45,428
	68,062	45,428

OTHER (INCOME) EXPENSE
Interest and other expenses, net	-	2,314,350

TOTAL OTHER (INCOME) EXPENSE	-	2,314,350

NET LOSS	$(68,062)	$(2,359,778)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,063,920	18,717,457

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,062)	$(2,359,778)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	33,750	-
Amortization of deferred offering costs	-	2,379,075
Depreciation	-	769
Gain on foreign currency transaction adjustment	-	(88,791)
Gain on relief of notes payable	-	-
(Decrease) Increase in:
Accounts payable	13,692	18,702
Accrued payroll	-	(68)
Accrued interest	-	24,056
Net cash used by operating activities	(20,620)	(26,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40,000	15,000
Proceeds from issuance of notes payable, related party	-	17,924
Net cash provided by financing activities	40,000	32,924

Net change in cash	19,380	6,889

Cash, beginning of period	14,123	1,831

Cash, end of period	$33,503	$8,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Foreign currency translation adjustment	$-	$38,964
Common stock issued for conversion of debt and accrued interest to equity (2,369,675 shares) includes $69,075 of accrued interest	$-	$568,660

 The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2016 and 2015, (b) the financial position at March 31, 2016 and December 31, 2015, and (c) cash flows for the three-month periods ended March 31, 2016 and 2015, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three-months ended March 31, 2016, the Company had a net loss of $68,062. As of March 31, 2016, the Company had an accumulated deficit of ($22,291,388). In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2016 and December 31, 2015. Insurance coverage was $250,000 per depositor at each financial institution. At March 31, 2016 and December 31, 2015, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. During the three-month period ended March 31, 2016 and 2015, the Company did not incur any costs for research and development costs.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2016 and December 31, 2015. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three-month periods ended March 31, 2016 and 2015 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended March 31, 2016 and 2015 potentially dilutive common stock options and warrants of 5,560,000 and 2,308,000, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

5. Commitments and Contingencies

On June 3, 2015, the Company signed and executed a six-month Consulting Services Agreement with Justin Dean, an individual, as the Project and Program Manager for Phase 1 of the Company's product development of its GTL process technology. In exchange for these services, the Company issued Mr. Dean 250,000 shares of common stock valued at $15,000, which represented the fair value of the common stock at the commitment date, and recognized this amount in consulting expenses during the year ended December 31, 2015.

On June 3, 2015, the Company signed and executed a Services Agreement with Sahoma Controlware, LLC ("Sahoma") to provide the Company with services for the design, modeling and simulation of Turbine Truck Engine's Gas-to-Liquid ("GTL") Process technology for converting Methane and Oxygen Gas into Methanol Liquid. The contract cash price to complete the design, modeling and simulation as defined under this Phase 1 agreement is $36,080 with payment determined by three separate milestones as follows: (1) $10,824 paid to Sahoma Controlware, on June 3, 2015, upon executing the services agreement (Milestone #1); (2) $14,432 paid to Sahoma on September 11, 2015 upon Sahoma having submitted initial design & modeling documents (Milestone #2); and (3) $10,824, to be paid upon submission, by Sahoma to the Company of all final design, modeling and simulation documents, drawings and electronic files (Milestone #3). For the year ended December 31, 2015, the Company recognized $25,256 in research and development expense related to the agreement.

On February 19, 2016, the Company executed Settlement Agreements with both Sahoma and Justin Dean, under which the Company has no further obligation to pay Sahoma the Milestone payment of $10,824.

6. Notes Payable and Common Stock, Related Party

On March 16, 2015, the Company's Board of Directors accepted an offer from 2367416 Ontario, Inc. ("236") to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 236, with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,675 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the March 16, 2015 commitment date the conversion was not beneficial to 236, accordingly, no beneficial conversion feature was recorded for this conversion. This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense.

During the three months ended March 31, 2016, 236 purchased 250,000 shares of common stock at $0.16 per share for cash proceeds of $40,000.

7. Options and warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan ("the 2015 Plan") which authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During the three months ended March 31, 2016 and 2015, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to the 2015 Incentive Compensation Plan. As of March 31, 2016, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2016, based on the Company's closing stock price of $0.12 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

There were 500,000 options granted to an officer for past services during the three months ended March 31, 2016. The options have an exercise price of $0.16 per share. The grant date fair value of these options was $0.06 per share. The options vest immediately and expire 5 years from date of grant.

In addition, during the three months ended March 31, 2016, the officer was also granted an additional 500,000 options at an exercise price of $0.16 per share. The options will fully vest one year from the grant date and have a grant date fair value of $0.06 per share.

The fair value of each option granted is estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company's historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company's historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company's historical experience and future expectations.

The weighted average assumptions made in calculating the fair value of options granted during the three months ended March 31, 2016 are as follows:

Expected volatility	92%
Expected dividend yield	-
Risk-free interest rate	1.24%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2015	4,600,000	$0.22	4.46	-
Options and warrants granted	1,000,000	$-	-	-
Options and warrants cancelled or expired	40,000	$-	-	-
Outstanding at March 31, 2016	5,560,000	$0.17	4.46	-
Exercisable at March 31, 2016	5,060,000	$0.17	4.41	-

Net cash proceeds from the exercise of options and warrants were $0 for each of the three months ended March 31, 2016 and 2015. Stock based compensation was $33,750 and $0 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 there was approximately $26,000 of unrecognized stock based compensation, which will be recognized over one year.

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

On May 5, 2015 TTE completed a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share. All common shares and options to purchase common shares have been retroactively adjusted to reflect this reverse split, unless otherwise noted. The new CUSIP number is 89989X 204.

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

The DCGT was successfully patented in December 1999 by the inventor, Robert Scragg ("Mr. Scragg"), whom had earlier issued a master license for all rights and potential applications for the DCGT to Alpha Engines, Inc., ("Alpha"), a company owned by he and his wife, Barbara Scragg. On December 15, 2000, TTE acquired the option rights for an exclusive License from Alpha for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha's DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. TTE exercised its option and acquired the licensing rights on July 22, 2002.

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

Under the terms of the Settlement Agreements, the Company has no further obligation to pay Sahoma the final milestone payment of $10,824 and Dean will retain the 250,000 shares of the Company's common stock issued to him under the Consulting Services Agreement.

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

PATENTS FOR THE GAS TO LIQUID SCRAGG PROCESS

To date there are no patents or patents pending for the Gas to Liquid Scragg Process. On Feb 15, 1983, the Scragg Process for converting methane to methanol was granted patent protection under US Patent # 4,374,288. The patent has expired; however, the Company claims protection under Trade Secrets laws.

III. THE HYDROGEN PRODUCTION BURNER SYSTEMS

In 2010, TTE was working with various Chinese based partners to develop its licensed DCGT engine technology for use in various applications in Asia. At that time, TTE's CEO, Michael Rouse, was introduced to Falcon Power Co. Ltd. ("Falcon"), a Taiwan based business, that was developing a technology focused on converting methanol to hydrogen, on-demand, using a proprietary technology now known as the Hydrogen Production Burner System ("HPBS"). One of the potential fuel sources for the DCGT engine technology is hydrogen, thus TTE and Falcon began a diligence phase to consider a collaborative effort to blend the 2 technologies having the HPBS produce hydrogen that could then provide a hydrogen fuel source for the DCGT engine.

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

In February 2014, TTE hired a Taiwan based law firm, Formosan Brothers, to represent the Company, in its pursuit of criminal fraud charges against ETS' principal partners, Chen, Chong-Ping ("Alan Chen") and Huang, Ren-Ju ("Mr. Huang"), both Taiwan citizens, for failure to deliver the newly built 200m3 HPBS unit as provided for under contract. ETS was represented to the Company as the business partners for the inventor Dr. Ching-Chang Chang ("Dr. Chang").

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

ABOUT THE HYDROGEN PRODUCTION AND BURNER SYSTEM

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

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating Costs – During the three months ended March 31, 2016 and 2015, operating costs totaled $68,062 and $45,428, respectively. The increase of $22,634 was mainly attributable to a $33,750 increase in stock based compensation and an approximate $8,000 increase in dues and licenses.

Interest and Other Expenses - During the three months ended March 31, 2016 and 2015, net interest and other expenses totaled $0 and $2,314,350, respectively. The decrease of $2,314,350 was primarily due to the Company converting all outstanding debt and related accrued interest into common stock in 2015, which resulted in the accelerated amortization of the unamortized deferred offering costs.

The net loss for the three months ended March 31, 2016 and 2015 was $68,062 and $2,359,778, respectively. The decrease of $2,291,716 was mainly attributable to the decrease in operating costs and the decrease in interest and other expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2016 and 2015, the Company has had net losses of $68,062 and $2,359,778, respectively. As of March 31, 2016, the Company has not generated any revenues. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the three months ended March 31, 2016 we raised cash of $40,000 through a common stock subscription agreement. During the three months ended March 31, 2015, the Company converted all outstanding debt and related accrued interest into common stock, therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,314,350 to interest expense.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2016, we had an accumulated deficit of $22,291,388.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2016 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options (Cashless)	5,050,000	$0
Non-Plan Warrants *	10,000	$20,000

* Based on weighted average exercise price.

On March 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 250,000 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $40,000 in cash as disbursed on February 18, 2016 ($5,000) and March 10, 2016 ($35,000). The stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $40,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on March 29, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company's Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Board of Directors, Chief Executive Officer, President, Principal Accounting Officer and Secretary-Treasurer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act.. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Principal Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of its officers or directors is involved in any litigation as defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

For the quarter ended March 31, 2016, the Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the "Prosecutor") seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping ("Alan Chen") and Huang, Ren-Ju ("Mr. Huang") for fraud in connection with their actions related to the Company's business initiative to commercialize the HPBS technology in Asia.

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

On February 1, 2016, TTE received notice that the Companies' appeal was granted and the case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence. TTE intends to continue to pursue this matter until a final resolution is obtained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 250,000 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $40,000 in cash as disbursed on February 18, 2016 ($5,000) and March 10, 2016 ($35,000). The stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $40,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on March 29, 2016.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three-month period ended March 31, 2016.

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

______________

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: April 29, 2016	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: April 29, 2016	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial and Accounting Officer

