Form 10-Q
period 2016-06-30
TURBINE TRUCK ENGINES INC
filed 2016-07-22
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

There were 22,462,175 shares of the Registrant's $0.001 par value common stock outstanding as of July 22, 2016.

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

3

ITEM 1. Financial Statements

Turbine Truck Engines, Inc.

Financial Statements

As of June 30, 2016 (unaudited) and December 31, 2015

and for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)

4

Turbine Truck Engines, Inc.

Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$17,463	$14,123
Total Current Assets	17,463	14,123

Intangible asset	13,750	13,750

TOTAL ASSETS	$31,213	$27,873

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,393	$13,120
Total Current Liabilities	9,393	13,120

STOCKHOLDERS' EQUITY
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2016) and 0 (2015) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 22,462,175 (2016) and 22,058,425 (2015) shares issued and outstanding	22,462	22,058
Additional paid in capital	22,307,796	22,216,021
Accumulated deficit	(22,308,438)	(22,223,326)
Total Stockholders' Equity	21,820	14,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,213	$27,873

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating costs	$17,050	$356,318	$85,112	$401,746
	17,050	356,318	85,112	401,746

OTHER (INCOME) EXPENSE
Interest and other expenses, net	-	6,000	-	2,320,350

TOTAL OTHER (INCOME) EXPENSE	-	6,000	-	2,320,350

NET LOSS	$(17,050)	$(362,318)	$(85,112)	$(2,722,096)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.00)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,350,128	21,071,422	22,207,024	19,900,942

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,112)	$(2,722,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	22,179	313,604
Common stock issued for services and amortization of common stock issued for services	-	2,500
Amortization of deferred offering costs	-	2,379,075
Depreciation	-	1,012
Loss on disposal of fixed asset	-	6,000
Gain on foreign currency transaction adjustment	-	(88,791)
(Decrease) Increase in:
Accounts payable	(3,727)	(26,775)
Accrued payroll	-	(68)
Accrued interest	-	24,055
Net cash used by operating activities	(66,660)	(111,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70,000	100,000
Proceeds from issuance of notes payable, related party	-	17,924
Net cash provided by financing activities	70,000	117,924

Net change in cash	3,340	6,440

Cash, beginning of period	14,123	1,831

Cash, end of period	$17,463	$8,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Foreign currency translation adjustment	$-	$38,964
Common stock issued for conversion of debt and accrued interest to equity (2,369,675 shares) includes $69,075 of accrued interest	$-	$568,660
Write off of stock subscription receivable	$-	$200,000
Issuance of common stock for prepaid services	$-	$15,000

 The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2016 and 2015

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2016 and 2015, (b) the financial position at June 30, 2016 and December 31, 2015, and (c) cash flows for the six month periods ended June 30, 2016 and 2015, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2016, the Company had a net loss of $17,050 and $85,112, respectively. As of June 30, 2016, the Company had an accumulated deficit of ($22,308,438). In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2016 and December 31, 2015. Insurance coverage was $250,000 per depositor at each financial institution. At June 30, 2016 and December 31, 2015, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. During the three and six month periods ended June 30, 2016 and 2015, the Company did not incur any costs for research and development costs.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2016 and December 31, 2015. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three month periods ended June 30, 2016 and 2015 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended June 30, 2016 and 2015 potentially dilutive common stock options and warrants of 5,560,000 and 4,613,750, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented. For the six months ended June 30, 2016 and 2015 potentially dilutive common stock options and warrants of 5,560,000 and 4,613,750, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

6. Notes Payable and Common Stock, Related Party

On March 16, 2015, the Company's Board of Directors accepted an offer from 2367416 Ontario, Inc. ("236") to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 236, with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,675 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the March 16, 2015 commitment date the conversion was not beneficial to 236, accordingly, no beneficial conversion feature was recorded for this conversion. This conversion of debt into shares of common stock is full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense during the six months ended June 30, 2015.

During the six months ended June 30, 2016, 236 purchased 343,750 shares of common stock at $0.16 per share for cash proceeds of $55,000 and 60,000 shares of common stock at $0.25 per share for cash proceeds of $15,000.

7. Options and warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan ("the 2015 Plan") which authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors. During the three months ended June 30, 2016 and 2015, the Company did not grant any common stock warrants to consultants, directors and employees, respectively, related to the 2015 Incentive Compensation Plan. As of June 30, 2016, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

There were 500,000 options granted to an officer for past services during the six months ended June 30, 2016. The options have an exercise price of $0.16 per share. The grant date fair value of these options was $0.03 per share. The options vest immediately and expire 5 years from date of grant.

In addition, during the six months ended June 30, 2016, the officer was also granted an additional 500,000 options at an exercise price of $0.16 per share. The options will fully vest one year from the grant date and have a grant date fair value of $0.03 per share.

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

The weighted average assumptions made in calculating the fair value of options granted during the six months ended June 30, 2016 are as follows:

Expected volatility	92%
Expected dividend yield	-
Risk-free interest rate	1.24%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2015	4,600,000	$0.22	4.46	-
Options and warrants granted	1,000,000	$0.16	-	-
Options and warrants cancelled or expired	40,000	$6.00	-	-
Outstanding at June 30, 2016	5,560,000	$0.17	4.21	1,870,000
Exercisable at June 30, 2016	5,060,000	$0.17	4.16	1,700,000

Net cash proceeds from the exercise of options and warrants were $0 for each of the three and six months ended June 30, 2016 and 2015, respectively. Stock based compensation was $4,069 and $313,604 for the three months ended June 30, 2016 and 2015, respectively. Stock based compensation was $22,179 and $313,604 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 there was $10,463 of unrecognized stock based compensation, which will be recognized over approximately one year.

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

Since taking ownership of the DCGT technology, TTE has periodically engaged in discussions with several North American based engineering firms to re-initiate research and development of the DCGT engine technology for applications directly related to turning a shaft for power generation; however, the Company is not currently engaged in a research and development contract.

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

Since executing the Settlement Agreements, the Company has had periodic discussions with a U.S. based engineering entity as it considers the best path forward to continue research and development of its GTL low-volume production process technology. The next phase of research to validate the operational and commercial viability of the GTL process technology will require conducting additional modeling and the build of a bench prototype to collect data sets on a multitude of items including, but not limited to, yield rates, species analysis and energy balance calculations. To date, the Company is not engaged in a research and development contract.

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

As of June 30, 2016, TTE and its Taiwan based legal counsel, Formosan Brothers Law Firm, continue to submit briefings, attend hearings and respond to any request from the Taiwan District Court Prosecutor as the Prosecutor's office undertakes its new investigation.

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

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Operating Costs – During the three months ended June 30, 2016 and 2015, operating costs totaled $17,050 and $356,318, respectively. The decrease of $339,268 was mainly attributable to a $287,033 decrease in stock based compensation, a decrease of $6,834 in professional fees and a decrease of $10,824 in research and development expenses.

Interest and Other Expenses - During the three months ended June 30, 2016 and 2015, net interest and other expenses totaled $0 and $6,000, respectively. The decrease of $6,000 was primarily due to the Company converting all outstanding debt and related accrued interest into common stock in 2015, which resulted in the accelerated amortization of the unamortized deferred offering costs.

The net loss for the three months ended June 30, 2016 and 2015 was $17,050 and $362,318, respectively. The decrease of $345,268 was mainly attributable to the decrease in stock based compensation and certain operating costs and the decrease in interest and other expenses.

For the six months ended June 30, 2016 compared to the three months ended June 30, 2015

Operating Costs – During the six months ended June 30, 2016 and 2015, operating costs totaled $85,112 and $401,746, respectively. The decrease of $316,634 was mainly attributable to a $291,425 decrease in stock based compensation, a decrease of $11,552 in professional fees and a decrease of $10,824 in research and development expenses.

Interest and Other Expenses - During the six months ended June 30, 2016 and 2015, net interest and other expenses totaled $0 and $2,320,350, respectively. The decrease of $2,320,350 was primarily due to the Company converting all outstanding debt and related accrued interest into common stock in 2015, which resulted in the accelerated amortization of the unamortized deferred offering costs.

The net loss for the six months ended June 30, 2016 and 2015 was $85,112 and $2,722,096, respectively. The decrease of $2,636,984 was mainly attributable to the decrease in stock based compensation and certain operating costs and the decrease in interest and other expenses.

Liquidity and capital resources

As shown in the accompanying financial statements, for the six months ended June 30, 2016 and 2015, the Company has had net losses of $85,112 and $2,722,096, respectively. As of June 30, 2016, the Company has not generated any revenues. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the six months ended June 30, 2016 we raised cash of $70,000 through a common stock subscription agreement. During the six months ended June 30, 2015, the Company converted all outstanding debt and related accrued interest into common stock, therefore, the Company fully amortized the balance of the deferred non-cash offering costs of $2,379,075 to interest expense.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $22,308,438.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2016 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options (Cashless)	5,050,000	$0
Non-Plan Warrants *	10,000	$20,000

___________

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

On May 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 93,750 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on May 25, 2016. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 13, 2016.

On June 23, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 60,000 shares of the common stock of the Company at a price of $0.25 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on June 23, 2016. The Subscription Agreement per share sale price of twenty-five cents ($0.25) was determined by the 30-day average of the Companies' closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 27, 2016.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the six months ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of its officers or directors is involved in any litigation as defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

For the quarter ended June 30, 2016, the Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the "Prosecutor") seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping ("Alan Chen") and Huang, Ren-Ju ("Mr. Huang") for fraud in connection with their actions related to the Company's business initiative to commercialize the HPBS technology in Asia.

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

As of June 30, 2016, TTE and its Taiwan based legal counsel, Formosan Brothers Law Firm, continue to submit briefings, attend hearings and respond to any request from the Taiwan District Court Prosecutor as the Prosecutor's office undertakes its new investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On May 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 93,750 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on May 25, 2016. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 13, 2016.

On June 23, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 60,000 shares of the common stock of the Company at a price of $0.25 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on June 23, 2016. The Subscription Agreement per share sale price of twenty-five cents ($0.25) was determined by the 30-day average of the Companies' closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 27, 2016.

The Company issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: July 22, 2016	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: July 22, 2016	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial and Accounting Officer

