Form 10-K
period 2016-12-31
TURBINE TRUCK ENGINES INC
filed 2017-03-07
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016, was $3,998,466.

There were 22,717,974 shares of the Registrant's $0.001 par value common stock outstanding as of February 28, 2017.

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

To date, the Company's principal research and development operations have been directed at the potential commercialization, of its (a) Detonation Cycle Gas Turbine Engine technology ("DCGT"); its (b) Gas-to-Liquid Conversion Process technology ("GTL"); and the (c) Hydrogen Production Burner System ("HPBS"). In addition, the Company continues to conduct diligence to either purchase or merge an intellectual property asset and/or an existing operational company asset.

On January 2, 2017, TTE entered into a non-binding Letter-of-Intent (the “LOI”) with Novo Healthnet Limited (“NHL”), a limited liability company incorporated under the laws of Ontario, Canada, pursuant to which TTE and NHL agreed to pursue, in good-faith, negotiations for the entry into a definitive agreement for the acquisition, by TTE, of all of the issued and outstanding shares of NHL, such that NHL would become a wholly owned foreign subsidiary of the Company.

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

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the "2015 Plan") which authorizes up to 5,000,000 shares of common stock to be available for issuance to certain employees and consultants as defined in the 2015 Plan. The 2015 Plan supersedes the 2011 Compensation Plan.

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

PRODUCT STATUS AND DESCRIPTION

I. THE DCGT ENGINE TECHNOLOGY

COMPANY HISTORY OF THE DETONATION CYCLE GAS TURBINE ENGINE

Since TTE’s formation in 2000, the development of the Detonation Cycle Gas Turbine Engine technology ("DCGT"), for the application of heavy-duty highway trucks, has been at the core of the Company's business operations.

The DCGT was patented in December 1999 by the inventor, Robert Scragg ("Mr. Scragg"), whom had earlier issued a master license for all rights and potential applications for the DCGT to Alpha Engines, Inc., ("Alpha"), a company owned by he and his wife, Barbara Scragg. On December 15, 2000, TTE acquired the option rights for an exclusive License from Alpha for manufacturing and marketing heavy-duty highway truck engines utilizing Alpha's DCGT engine technology embodied in U.S. Patent No. 6,000,214 and other proprietary technology and rights owned by Alpha, at that time, including Marketing Survey Data in the highway trucking industry. TTE exercised its option and acquired the licensing rights on July 22, 2002.

The Company has funded the building and testing of Prototype #5, a 540HP 12-cylinder engine and Prototype #6, a 70HP 4-cylinder engine for the purpose of sufficiently advancing the research and development of the DCGT engine technology to a point of entering into a joint venture agreement with a heavy-duty truck engine manufacturer for advanced research and development.

In August, 2014, the Company changed a majority of its Board of Directors, management and corporate officer personnel, and undertook a revised look at the Company's business operations. While TTE's new management and Board of Directors, in coordination with Mr. Scragg, continue to believe the patented DCGT technology can be developed for commercialization, the new TTE Board of Directors determined that the Company should shift its research and development focus to designing a DCGT engine for applications directly related to power generation. Based on this new focus, TTE no longer intends to expend resources on the development of the DCGT engine technology for the heavy-duty truck engine applications and instead is pursuing a path forward to the development of the DCGT engine technology for other commercial applications specifically related to power generation. To date, however, the DCGT engine technology is not ready for commercialization, for any application, and remains in the research and development phase.

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

The DCGT engine design has a blower, rather than a compressor, to supply less air per horsepower hour than required by existing gas turbines or piston engines, thereby producing less exhaust gases per horsepower hour.

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

The EIC process enables the DCGT to operate with blower air at low static pressure, negating the necessity of compressing and preheating fuel-oxidizer mixtures prior to combustion. By eliminating the compression of fuel-oxidizer mixtures, the DCGT engine achieves higher thermal efficiencies in a simplified mechanical structure. The DCGT engine offers the following proprietary and competitive advantages over current diesel, gasoline and gas turbine engines:

•	Air cooled - less than 2 pounds per horsepower

•	Fewer moving parts - less maintenance

•	Flex-fuel and mixed fuels capability

•	Operates on all hydrocarbon fuels, hydrogen and synthetic fuels

•	Cold start capability with any fuels

•	Burns 30% less fuel "Greenhouse exhaust gases"

•	Less nitrogen oxides and carbon monoxide exhaust emissions

•	Less hydrocarbon exhaust emissions

•	No lube oil, filters or pumps

COMPETITION FOR THE DCGT ENGINE TECHNOLOGY FOR POWER GENERATION

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

On February 1, 2016, TTE received notice that the Companies' appeal was granted and that the initial decision, dated December 25, 2015, by the Taiwan District Court prosecutor not to prosecute Alan Chen and Mr. Huang was overturned and rescinded. The case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence. TTE and its counsel intend to continue to pursue these charges until a final resolution is obtained.

As of December 31, 2016, TTE and its Taiwan based legal counsel, Formosan Brothers Law Firm, continue to submit briefings, attend hearings and respond to any request from the Taiwan District Court Prosecutor as the Prosecutor's office undertakes its new investigation.

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

The Hydrogen Production Burner System is an efficient methanol-to-hydrogen production and burner integrated technology which utilizes a steam reformation process, employs a proprietary chemical catalyst and a unique low temperature pyrolytic reaction to convert common methanol into clean-burning hydrogen gas, on-demand, for use as a fuel source to a proprietary burner assembly. The inventor of the HPBS is located in Taiwan and has been developing the technology for over 10 years.

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

EMPLOYEES

We presently have no employees. Staffing levels and employee compensation will be determined by TTE's Board of Directors.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Companies' corporate headquarters are located at 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, neither the Company nor any of its officers or directors is involved in any litigation as defendants. As of this date, there is not any threatened or pending litigation against the Company or any of our officers or directors.

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

As of December 31, 2016, TTE and its Taiwan based legal counsel, Formosan Brothers Law Firm, continue to submit briefings, attend hearings and respond to any request from the Taiwan District Court Prosecutor as the Prosecutor's office undertakes its new investigation.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
	High	Low
FISCAL 2016

First Quarter (January 1, 2016 through March 31, 2016)	$0.07	$0.03
Second Quarter (April 1, 2016 through June 30, 2016)	$0.455	$0.045
Third Quarter (July 1, 2016 through September 30, 2016)	$0.58	$0.045
Fourth Quarter (October 1, 2016 through December 31, 2016)	$0.44	$0.20

FISCAL 2015

First Quarter (January 1, 2015 through March 31, 2015)	$0.444	$0.24
Second Quarter (April 1, 2015 through June 30, 2015)	$0.262	$0.03
Third Quarter (July 1, 2015 through September 30, 2015)	$0.20	$0.042
Fourth Quarter (October 1, 2015 through December 31, 2015)	$0.12	$0.03

On February 28, 2017, the closing bid price of the Company's Common Stock as reported on the OTCQB was $0.42 and there were approximately 508 shareholders of record.

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

Common Stock

During the year ended December 31, 2016, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 250,000 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, of $40,000 in cash as disbursed on February 18, 2016 ($5,000) and March 10, 2016 ($35,000). The stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $40,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on March 29, 2016.

On May 25, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 93,750 shares of the common stock of the Company at a price of $0.16 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, of $15,000 in cash as disbursed on May 25, 2016. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 13, 2016.

On June 23, 2016, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue of 60,000 shares of the common stock of the Company at a price of $0.25 per share for a total sum paid, by 2367416 Ontario, Inc. to Turbine Truck Engines, of $15,000 in cash as disbursed on June 23, 2016. The Subscription Agreement per share sale price of twenty-five cents ($0.25) was determined by the 30-day average of the Companies' closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on June 27, 2016.

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

On October 17, 2016, the Company executed a common stock Subscription Agreement, with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue 35,714 shares of the common stock of the Company at a price of $0.42 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, of $15,000 in cash as disbursed on October 17, 2016. The Subscription Agreement per share sale price of $0.42 was determined by the 30-day average of the Companies’ closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on October 26, 2016.

On December 9, 2016, the Company executed a common stock Subscription Agreement, with 2367416 Ontario, Inc., a Canadian corporation, for the sale and issue 76,923 shares of the common stock of the Company at a price of $0.26 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, of $20,000 in cash as disbursed on December 9, 2016. The Subscription Agreement per share sale price of $0.26 was determined by the 30-day average of the Companies’ closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $20,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on December 14, 2016.

On December 21, 2016, the Company executed a common stock Subscription Agreement, with 2367416 Ontario, Inc., a Canadian corporation (“236”), for the sale and issue 115,385 shares of the common stock of the Company at a price of $0.26 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, of $30,000 in cash as disbursed on December 21, 2016. The Subscription Agreement per share sale price of $0.26 was determined by the 30-day average of the Companies’ closing share price. This stock issuance of shares to 2367416 Ontario, Inc. is subject to both Rule 144 restrictions and control stock rules. The $30,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on December 30, 2016.

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

For the year ended December 31, 2016 compared to the year ended December 31, 2015:

Operating Costs – During the years ended December 31, 2016 and 2015, operating costs totaled $164,887 and $401,573, respectively. The decrease of $236,686 was mainly attributable to the decreases in research and development expenses, consulting fees and stock based compensation.

Other Income – During the years ended December 31, 2016 and 2015, other income totaled $0 and $34,000, respectively. The decrease of $34,000 was primarily due to forgiveness of certain accounts payable in 2015.

Interest (Income) Expense - Net - During the years ended December 31, 2016 and 2015 net interest expense totaled $0 and $2,403,141, respectively. The decrease of $2,403,141 was primarily due to the Company converting notes payable during 2015 and fully amortizing the deferred non cash debt issuance costs.

The net loss for the years ended December 31, 2016 and 2015 was ($164,887) and ($2,770,714), respectively. The decrease of $2,605,827 was mainly attributable to decrease in interest expense, stock based compensation, net of the decrease in other income.

Liquidity and capital resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2016, the Company had a net loss of $164,887. In light of the continued net losses, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the year ended December 31, 2016 we raised cash of $150,000 through private placements of common stock financings.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2016, we had an accumulated deficit of $22,388,213.

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

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 50,000 shares of restricted common stock upon either (a) Purchaser's certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2016, no additional shares have been issued for these certain terms and conditions.

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

The Company entered into various loan agreements with a Canadian company owned by one of the Company's Directors. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares were accounted for as contra-equity deferred non-cash debt issuance costs and were amortized as interest expense over the life of the notes which are five years. Foreign currency translation gains and losses, when material, have been recorded as other comprehensive income in the statement of changes in stockholders' deficit.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Turbine Truck Engines, Inc.

Financial Statements

For the Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Turbine Truck Engines, Inc.

Bellevue, WA

We have audited the accompanying balance sheets of Turbine Truck Engines, Inc. ("the Company") as of December 31, 2016 and 2015 and the related statements of net (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Turbine Truck Engines, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turbine Truck Engines, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $164,887 and $2,770,714 during the years ended December 31, 2016 and 2015, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Tampa, Florida

March 7, 2017

Turbine Truck Engines, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$54,350	$14,123
Prepaid asset	1,730	-
Total Current Assets	56,080	14,123

Intangible asset	13,750	13,750

TOTAL ASSETS	$69,830	$27,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,658	$13,120
Total Current Liabilities	19,658	13,120

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2016) and 0 (2015) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 22,717,974 (2016) and 22,058,425 (2015) shares issued and outstanding	22,718	22,058
Additional paid in capital	22,415,667	22,216,021
Accumulated deficit	(22,388,213)	(22,223,326)
Total Stockholders’ Equity	50,172	14,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,830	$27,873

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Net (Loss)

	2016	2015

Operating costs	$164,887	$401,573
	164,887	401,573

OTHER (INCOME) EXPENSE
Other income	-	(34,000)
Interest and other expenses, net	-	2,403,141

TOTAL OTHER (INCOME) EXPENSE	-	2,369,141

NET (LOSS)	$(164,887)	$(2,770,714)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,362,683	20,851,467

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Deferred Non-Cash Offering	Common Stock	Prepaid Consulting Services Paid for with Common	Subscription	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Costs	Payable	Stock	Receivable	Gain	Total

Balance December 31, 2014	-	-	18,363,750	$18,364	$21,337,826	$(19,452,612)	$(2,379,075)	$-	$-	$(200,000)	$49,827	$(625,670)

Issuance of common stock for cash			1,062,500	1,062	168,938							170,000
Issuance of common stock for conversion of debt			2,369,675	2,370	566,290							568,660
Issuance of common stock for services			262,500	262	15,363							15,625
Issuance of common stock options					327,604							327,604
Amortization of deferred non-cash offering costs							2,379,075					2,379,075
Write off common stock receivable					(200,000)					200,000		-
Foreign currency translation adjustment											(49,827)	(49,827)
Net loss						(2,770,714)						(2,770,714)
Balance December 31, 2015	-	-	22,058,425	$22,058	$22,216,021	$(22,223,326)	$-	$-	$-	$-	$-	$14,753

Issuance of common stock for cash			659,549	660	149,340							150,000
Issuance of common stock options					50,306							50,306
Net loss						(164,887)						(164,887)
Balance December 31, 2016	-	-	22,717,974	$22,718	$22,415,667	$(22,388,213)	$-	$-	$-	$-	$-	$50,172

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,887)	$(2,770,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	50,306	327,604
Common stock issued for services and amortization of common stock issued for services	-	15,625
Amortization of deferred offering costs	-	2,379,075
Depreciation	-	1,011
Loss on disposal of fixed assets	-	6,000
Gain on relief of accounts payable and accrued expenses	-	(34,000)
(Increase) decrease in prepaid expenses	(1,730)	-
Gain on foreign currency transaction adjustment	-	(88,791)
(Decrease) Increase in:
Accounts payable	6,538	(35,430)
Accrued payroll	-	(68)
Accrued interest	-	24,066
Net cash used by operating activities	(109,773)	(175,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	150,000	170,000
Proceeds from issuance of notes payable, related party	-	17,914
Net cash provided by financing activities	150,000	187,914

Net change in cash	40,227	12,292

Cash, beginning of period	14,123	1,831

Cash, end of period	$54,350	$14,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Foreign currency translation adjustment	$-	$49,827
Common stock issued for conversion of debt and accrued interest to equity (2,369,675 shares) includes $69,075 of accrued interest	$-	$568,660
Write off of stock subscription receivable	$-	$200,000
Issuance of common stock for prepaid services	$-	$15,000

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

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

To date, the Company's principal research and development operations have been directed at the potential commercialization, of its (a) Detonation Cycle Gas Turbine Engine technology ("DCGT"); its (b) Gas-to-Liquid Conversion Process technology ("GTL"); and the (c) Hydrogen Production Burner System ("HPBS"). In addition, the Company continues to conduct diligence to either purchase or merge an intellectual property asset and/or an existing operational company asset.

On January 2, 2017, TTE entered into a non-binding Letter-of-Intent (the “LOI”) with Novo Healthnet Limited (“NHL”), a limited liability company incorporated under the laws of Ontario, Canada, pursuant to which TTE and NHL agreed to pursue, in good-faith, negotiations for the entry into a definitive agreement for the acquisition, by TTE, of all of the issued and outstanding shares of NHL, such that NHL would become a wholly owned foreign subsidiary of the Company.

On May 5, 2015 TTE completed a one-for-twenty (1:20) reverse split of its common stock, par value $0.001 per share. All common shares and options to purchase common shares have been retroactively adjusted to reflect this reverse split.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2016, the Company had a net loss of $164,887 with no revenues generated to date. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company's non-interest bearing cash balances were fully insured at December 31, 2016 and 2015. Insurance coverage was $250,000 per depositor at each financial institution. At December 31, 2016 and 2015, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company incurred $0 and $25,256 of research and development costs for the years ended December 31, 2016 and 2015, respectively.

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 6.

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2016 or 2015. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company entered into various loan agreements with a Canadian company. In accordance with the loan agreements, the Company issued shares of common stock to the Canadian company as additional costs in obtaining the financing. These shares have been accounted for as contra-equity deferred non-cash offering issuance costs and they have been amortized as interest expense over the life of the notes which is five years. Foreign currency transaction gains and losses, when material, have been recorded as other income or loss. For the year ended December 31, 2015 the Company recorded a foreign currency transaction gain of $88,791. As of December 31, 2015, the Canadian company converted all outstanding notes payable and related accrued interest into common stock, therefore, the remaining balance of the deferred non-cash offering issuance costs has been recorded as interest expense for approximately $2,403,000 for the year ended December 31, 2015.

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the years ended December 31, 2016 and 2015 were anti-dilutive due to the net losses sustained by the Company during these periods. For the years ended December 31, 2016 and 2015 potentially dilutive common stock options and warrants of 5,610,000 and 4,600,000 have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

The 2015 Plan authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors, or otherwise as provided by law. During 2016 and 2015, the Company did not grant any common stock options or warrants to consultants, directors and employees under the 2015 Plan. As of December 31, 2016, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

The fair value of each option granted was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the Company's historical market price at consistent points in periods equal to the expected life of the options. The expected term of options granted is based on the Company's historical experience. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures; both at the date of grant as well as throughout the requisite service period, based on the Company's historical experience and future expectations.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016, based on the Company's closing stock price of $0.24 was $440,000 and $400,000, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

On September 16, 2016, 50,000 options were granted to the Company’s Principal Financial Officer and Principal Accounting Officer for past services. These options were issued outside of the 2015 Plan, have an exercise price of $0.50, fully vested on the grant date, expire 5 years from the date of grant and have a grant date fair value of $0.42.

During the year ended December 31, 2016, 1,000,000 options were granted to the Company’s President, Secretary, Treasurer and Board Director for future services to be provided to the Company, through December 31, 2017, as defined in the Future Services Agreement dated February 19, 2016. These options were issued outside of the 2015 Plan and have an exercise price of $0.16 per share. The grant date fair value of these options was $0.03 per share. 500,000 of these options vested immediately and expire five years from date of grant. Additionally, 500,000 options vest on the first anniversary of the grant date and expire five years from that date.

The weighted average assumptions made in calculating the fair value of options granted during the year ended December 31, 2016 are as follows:

Expected volatility	92% – 174%
Expected dividend yield	-
Risk-free interest rate	1.21% - 1.24%
Expected term (in years)	5.0

The following table represents our stock option and warrant activity for the year ended December 31, 2016 (post reverse split):

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable
Outstanding at December 31, 2015	4,600,000	$0.22	4.46	-
Options and warrants granted	1,050,000	$0.18	-	-
Options and warrants cancelled or expired	40,000	$6.00	-	-
Outstanding at December 31, 2016	5,610,000	$0.17	3.62	440,000
Exercisable at December 31, 2016	5,110,000	$0.17	3.57	400,000

Net cash proceeds from the exercise of options and warrants were $0 for each of the years ended December 31, 2016 and 2015. Stock based compensation was $50,306 and $327,604 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 there was $2,236 of unrecognized stock based compensation, which will be recognized during 2017.

5. Commitments and Contingencies

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

During the year ended December 31, 2015, the Company entered into a consulting agreement with a contractor to provide consulting services for a six-month period in exchange for 250,000 shares of common stock valued at $15,000, which represented the fair value of the common stock at the commitment date. For the years ended December 31, 2016 and 2015, the Company has recognized $0 and $15,000, respectively, of consulting expenses.

The Company has entered into various other agreements that have been disclosed in previous 10-K and 10-Q filings. These agreements have been either terminated or put on hold and may be reinitiated based on both adequate funding and a viable product development and commercialization plan being approved by the Companies' new Board of Directors.

On November 14, 2014, TTE executed an Asset Purchase Agreement and a Technology Sale, Transfer, Assignment Agreement for all Intellectual Property, dated October 14, 2014 (the "Asset Purchase Agreements") with Robert & Barbara Scragg and Alpha Engines, Inc., to obtain all rights, title, interest, patents, trademarks, and inventor notes for both the Detonation Cycle Gas Turbine Engine (DCGT) and Gas-to-Liquid (GTL) technologies. The purchase price of the Asset Purchase Agreement for both the DCGT & GTL technologies was 37,500 restricted common shares. Additionally, the Company paid a Royalty payment of $1,000 towards all outstanding Royalty payments. As part of the Asset Purchase Agreement, any and all licensing agreements between the Company and the Sellers were terminated to include that any and all accrued and outstanding royalty payments or other compensation which may have been due by the Company to the Sellers thereunder was forgiven by Sellers.

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

In addition to the above noted consulting compensation the Asset Purchase Agreement allows for the Scraggs to receive an additional 50,000 shares of restricted common stock upon either (a) Purchaser's certification of viability, which shall be made by Purchaser using reasonable commercial standards, of either of the Detonation Cycle Gas Turbine Engine or the Gas-to-Liquid technology, which shall include at a minimum, the independent collection of data proving commercial viability or (b) commercial sales by the Purchaser, or its successors or licensees, of products embodying either of the DCGT or the GTL technology. As of December 31, 2016, no additional shares have been issued for these certain terms and conditions.

6. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2016 and 2015.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2016 or 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2016	2015
Tax expense (benefit) at U.S. statutory rate	$(56,100)	$(942,000)
State income tax expense (benefit), net of federal benefit	(6,000)	(100,670)
Effect of non-deductible expenses	-	-
Change in tax rate	746,900	-
Change in valuation allowance	(684,800)	1,042,670
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets (liability), noncurrent:
Capitalized start-up costs	$6,558,000	5,658,600
Net operating loss	209,300	1,788,100
Stock compensation	224,500	229,600
Accrued expenses	-	-
Contribution carryover	2,400	2,700
Valuation allowance	(6,994,200)	(7,679,000)
	$-	$-

Change in valuation allowance:

2016
Balance, December 31, 2015	$(7,679,000)
Decrease in valuation allowance	684,800
Balance, December 31, 2016	(6,994,200)

Since Company management anticipates it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2016 and 2015.

As of December 31, 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $616,000 which begin expiring in 2023.

We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2013 – 2016.

7. Related Party Transactions

On July 30, 2013, the Company signed an Agreement with 2367416 Ontario, Inc., a Canadian company ("236"), whereby 236 agrees to provide financing to the Company in the initial sum of CAN $450,000 and a maximum of CAN $10,000,000 in accordance with the terms of the Agreement. The financing provided was to be funded in tranches with terms between three (3) and five (5) years, with each tranche being separately negotiated. As a part of the loan costs, 236 was issued Rule 144 restricted common stock equal to the issued and outstanding common shares of the Company at the time of the initial advance. These shares were considered an additional cost in obtaining the financing and the value of these shares at the commitment date was recorded as a contra equity and amortized to interest expense over five years.

On August 13, 2014, the Company appointed Enzo Cirillo, a majority shareholder in the Company, as its Chairman of the Board and Interim Chief Executive Officer. Mr. Cirillo is the sole principle partner for 2367416 Ontario, Inc. As disclosed above, 236 previously funded the Company through certain convertible notes, all of which converted during 2015, as disclosed below.

On March 16, 2015, the Company's Board of Directors accepted an offer from 236 to irrevocably convert eight separate Loan Agreements dated from June 19, 2013 through October 1, 2014, payable by the Company to 236 with a cumulative principal balance of $499,585 and a cumulative accrued interest balance of $69,075 for a total amount of debt owed of $568,660 into 2,369,675 shares of the Company's common stock. The conversion price in this transaction was $0.24 per share. At the commitment date, the conversion was not beneficial to 236, accordingly no beneficial conversion feature was recorded for these notes. This conversion of debt into shares of common stock was full and final payment for the debt as evidenced by all eight Loan Agreements. The shares were issued on March 18, 2015. As part of the conversion of debt to common stock, at the March 16, 2015 conversion date, the Company also expensed the unamortized deferred non-cash offering costs of $2,379,075 to interest expense.

During the year ended December 31, 2016, 2367416 Ontario, Inc. purchased 343,750 shares of common stock at $0.16 per share for cash proceeds of $55,000, purchased 60,000 shares of common stock at $0.25 per share for cash proceeds of $15,000, purchased 27,777 shares of common stock at $0.54 for cash proceeds of $15,000, purchased 35,714 shares of common stock at $0.42 for cash proceeds of $15,000 and purchased 192,308 shares of common stock at $0.26 for cash proceeds of $50,000, providing the Company gross cash proceeds of $150,000.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

8. Convertible Preferred Stock

On March 16, 2012, the Company created the Series A Convertible Preferred Stock ("Series A"). The Series A has the following features:

•	Par value is $.001.

•	25,000 shares authorized.

•	Voting rights on each matter submitted to common shareholders; 306 votes per each share of preferred stock held.

•	Convertible after 6 months from the above date on a ratio of one-to-one into common shares at the option of the preferred share holder.

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

With the Company terminating both the Series "A" Convertible Preferred and the Series "B" Preferred designations, the Company maintains its current authorized class of 1,000,000 Preferred shares with no Series designation being authorized, issued or outstanding at December 31, 2016 and 2015.

9. Other Income

Other income for the year ended December 31, 2015 consists of a gain on the forgiveness of legal and professional fees of $34,000.

10. Subsequent Events

On January 2, 2017, TTE entered into a non-binding Letter-of-Intent (the “LOI”) with Novo Healthnet Limited (“NHL”), a limited liability company incorporated under the laws of Ontario, Canada, pursuant to which TTE and NHL agreed to pursue, in good-faith, negotiations for the entry into a definitive agreement for the acquisition, by TTE, of all of the issued and outstanding shares of NHL, such that NHL would become a wholly owned foreign subsidiary of the Company. Prior to closing a definitive agreement for the TTE and NHL acquisition transaction, provisions allow for TTE to raise US$3,000,000, with the option for TTE to extend the raise up to US$6,000,000, via private placement. These funds will be held in escrow and and will only be made available to TTE and NHL upon the closing of a definitive agreement transaction between TTE and NHL. If a definitve agreement transaction is not closed then all funds will be returned to the offering investors with no interest accrued and at no expense to the investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2016.

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

Management, under the supervision of the Company's Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Enzo Cirillo	48	Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer

Christopher David	58	President, Secretary, Treasurer and Director

Judith Norstrud	48	Principal Accounting Officer and Principal Financial Officer

Biographies

Enzo Cirillo, Enzo Cirillo has served as the Company's Interim CEO and Chairman of the Board since 2014. Mr. Cirillo is the Owner of a number of private companies doing business, in both Canada and the United States, in a variety of industries such as technology, commercial and residential high-rise real estate development, health/fitness facilities and transportation. In addition, Mr. Cirillo is an active private equity investor in both private and public entities. Mr. Cirillo holds a BA, Math from York University in Toronto. In addition, Mr. Cirillo was captain of the York University football team preceded by his time playing for the Toronto Athletics, a semi-professional football development team for the Toronto Argonauts of the Canadian Football League.

Christopher David has served as the Secretary, Treasurer and a Board Director for the Company since 2014. Additionally, Mr. David has served as the Company’s President since May 2015. Mr. David has been a private venture investor for 22 years in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, bio-tech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David has been a shareholder of Turbine Truck Engines for over 5 years prior to assuming his duties as Secretary/Treasurer and Director of the company. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David holds a BA from University of Washington.

Judith Norstrud has served as the Principal Accounting Officer and Princiapl Financial Officer for the Company since 2014. Ms. Norstrud is the owner of Norco Accounting & Consulting, Inc., an accounting and consulting firm specializing in providing temporary-interim Controllers and Chief Financial Officers, controller oversight and other general financial consulting services to a variety of public, private and not for profit companies. From 2009 - 2013, Ms. Norstrud was the Chief Financial Officer of Dais Analytic Corporation. From 1999 - 2002, Ms. Norstrud worked for Pender, Newkirk & Company, CPA's as a manager in the Assurance Services department. From 1996 - 1999, Ms. Norstrud worked at PricewaterhouseCoopers, LLP as a senior associate in business assurance. From 1992 - 1996, Ms. Norstrud worked at Fraser & Company as a senior associate in financial statement auditing.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Enzo Cirillo, Interim-CEO &	2016	$0	0	$0	0	0	0	0	$0
Board Chairman	2015	$0	0	$0	105,000	0	0	0	$105,000

Christopher David, President, Secretary,	2016	$0	0	$0	30,000	0	0	0	$30,000
Treasurer & Director	2015	$0	0	$0	105,000	0	0	0	$105,000

Judith Norstrud, Principal Accounting Officer and	2016	$0	0	$0	19,899	0	0	0	$19,899
Principal Financial Officer	2015	$0	0	$0	0	0	0	0	0

On December 12, 2014, the Company entered into a Principal Accounting Officer Agreement with Ms. Norstrud regarding her services as the Company’s Principal Accounting Officer (“PAO”) and Principal Financial Officer (“PFO”). The agreement continues until such time as either party terminates. On September 16, 2016, as compensation for Ms. Norstrud’s services as PAO and PFO, the Company granted Ms. Norstrud 50,000 options of Rule 144 common stock at a purchase price of $0.50 per share. The option vested immediately upon grant and has a five year term. Ms. Norstrud does not receive additional compensation in her position as the Company’s PFO and PAO.

On February 19, 2016, the Company entered into a Future Services Agreement with Mr. David regarding his services as President, Secretary, Treasurer and a Board Director. The agreement terminates on December 31, 2017. In exchange for Mr. David’s services, the Company agreed to grant Mr. David an option to purchase 1,000,000 shares of Rule 144 common stock at a purchase price of $0.16 per share, 50% of which vested upon execution of the agreement and 50% of which vest on the first anniversary of the grant date, February 19, 2017, and expire five years from that date.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)

Enzo Cirillo	1,500,000		0		0	$0.16	6/29/2020	0	0	0	0

Christopher David	1,500,000		0		0	$0.16	6/29/2020	0	0	0	0
	500,000	(1)	500,000	(1)	0	$0.16	2/19/2021	0	0	0	0

Judith Norstrud	50,000		0		0	$0.50	9/16/2021	0	0	0	0
__________

(1)

On February 19, 2016, Mr. David was granted an option to purchase 1,000,000 shares of common stock, 500,000 of which vested at grant and 500,000 of which vest on the first anniversary of the grant date.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	4,987,500
Equity compensation plans not approved by security holders	0	$0.00	0

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan ("the 2015 Plan") which authorizes up to 5,000,000 shares of common stock issuance to certain employees and consultants as defined in the 2015 Plan and approved by the Company's Board of Directors. The 2015 Plan authorizes issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. Upon issuance of common stock under the 2015 Plan, there are no restrictions on resale of the stock unless contained in the written award approved by the Board of Directors. During 2016 and 2015, the Company did not grant any common stock warrants or options from the 2015 Plan. As of December 31, 2016, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

The following table sets forth certain information as of March 1, 2017, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the "Summary Compensation Table" and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Enzo Cirillo, Individual (Director/Officer)	2,179,000	(1)	9.00%
2367416 Ontario, Inc. (2)	13,316,443		58.62%
Christopher David (Director/Officer)	3,353,100	(3)	13.3%
Judith Norstrud	50,000		*
All directors and executive officers as a group (3 persons)	18,898,543	(4)	70.60%
Johnathon Joyner	1,192,166		5.25%

* Under 1%.

________

(1)	Includes 1,500,000 shares that may be acquired upon exercise of vested options.
(2)	Enzo Cirillo, a Company Director & Officer, is the sole principal partner & 100% shareholder of 2367416 Ontario, Inc., an Ontario Canada corporation.
(3)	Includes 2,500,000 shares that may be acquired upon exercise of vested options.
(4)	Includes 4,550,000 shares that may be acquired upon exercise of vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2016 we were billed by our accountants, Warren Averett LLC approximately $42,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2015 we were billed by our accountants, Warren Averett LLC approximately $58,000 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During 2016 we were billed $0 by our accountants, Warren Averett LLC for tax work.

During 2015 we were billed $0 by our accountants, Warren Averett LLC for tax work.

All Other Fees

During 2016 we were billed $0 by our accountants, Warren Averett LLC for other work.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

2.1

Technology Sale/Transfer/Assignment Agreement of all Intellectual Property (IP) for the Detonation Cycle Gas Turbine Engine and certain Gas-to-Liquid technology, dated October 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 22, 2014).

3.1*	Articles of Conversion of Turbine Truck Engines, Inc. dated February 20, 2008.

3.2*	Articles of Incorporation of Turbine Truck Engines, Inc. dated February 20, 2008.

3.3

Articles of Amendment to Articles of Incorporation of Turbine Truck Engines, Inc. dated March 16, 2012 (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on March 19, 2012).

3.4

Certificate of Change to the Articles of Incorporation of Turbine Truck Engines, Inc. dated July 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 17, 2012).

3.5

Amendment to the Articles of Incorporation of Turbine Truck Engines, Inc. dated June 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on June 18, 2014).

3.6

Amendment to the Articles of Incorporation of Turbine Truck Engines, Inc. dated August 30, 2013 (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on September 6, 2013).

3.7

Certificate of Correction to the Articles of Incorporation of Turbine Truck Engines, Inc. dated December 17, 2014 (incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Commission on December 22, 2014).

3.8

Certificate of Change to the Articles of Incorporation of Turbine Truck Engines, Inc. dated December 19, 2014 (incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K filed with the Commission on December 22, 2014).

3.9

Certificate of Change to the Articles of Incorporation of Turbine Truck Engines, Inc. dated April 6, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 4, 2015).

3.10*	Bylaws dated February 15, 2008.

10.1	Letter of Intent with Novo Healthnet Limited dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 9, 2017).

10.2+	Future Services Agreement between Christopher David dated as of February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 25, 2016).

10.3+

Principal Accounting Officer Agreement between Judith Norstrud dated as of December 12, 2014 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed with the Commission on December 17, 2014).

10.4+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.5

Asset Purchase Agreement, Detonation Cycle Gas Turbine Engine and Gas-to-Liquid technology, dated October 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 14, 2014).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

____________

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBINE TRUCK ENGINES, INC.

Dated: March 7, 2017	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer, Chairman of the Board, Principal Executive Officer

Dated: March 7, 2017	By:	/s/ Christopher David
Christopher David
President, Secretary, Treasurer, Director

Dated: March 7, 2017	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Accounting Officer and Principal Financial Officer

