Form 10-Q
period 2017-03-31
TURBINE TRUCK ENGINES INC
filed 2017-04-14
CIK 1138978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 333-109118

Turbine Truck Engines, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11120 NE 2nd Street, Suite 200 Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

(206) 617-9797

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer,” “large accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

There were 22,751,307 shares of the Registrant's $0.001 par value common stock outstanding as of April 11, 2017.

Turbine Truck Engines, Inc.

2

ITEM 1. FINANCIAL STATEMENTS

Turbine Truck Engines, Inc.

Financial Statements

As of March 31, 2017 (unaudited) and December 31, 2016

and for the Three Month Periods Ended March 31, 2017 and 2016 (unaudited)

3

Turbine Truck Engines, Inc.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,358	$54,350
Prepaid asset	8,333	1,730
Total Current Assets	23,691	56,080

Intangible asset	13,750	13,750

TOTAL ASSETS	$37,441	$69,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,268	$19,658
Total Current Liabilities	5,268	19,658

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock; $0.001 par value; 1,000,000 shares authorized; 0 (2016) and 0 (2015) shares issued and outstanding	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 22,751,307 (2017) and 22,717,974 (2016) shares issued and outstanding	22,751	22,718
Additional paid in capital	22,434,658	22,415,667
Accumulated deficit	(22,425,236)	(22,388,213)
Total Stockholders’ Equity	32,173	50,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,441	$69,830

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Operations

(unaudited)

	For the Three Month's Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Operating costs	$37,023	$68,062
	37,023	68,062
OTHER (INCOME) EXPENSE
Other income	-	-
Interest and other expenses, net	-	-

TOTAL OTHER (INCOME) EXPENSE	-	-

NET (LOSS)	$(37,023)	$(68,062)

NET (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,726,492	22,063,920

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Month's Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,023)	$(68,062)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	4,024	33,750
Increase in prepaid expenses	(6,603)	-
(Decrease) Increase in:
Accounts payable	(14,390)	13,692
Net cash used by operating activities	(53,992)	(20,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,000	40,000
Net cash provided by financing activities	15,000	40,000

Net change in cash	(38,992)	19,380

Cash, beginning of period	54,350	14,123

Cash, end of period	$15,358	$33,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

Turbine Truck Engines, Inc.

Notes to Financial Statements

For the Three Month Periods Ended March 31, 2017 and 2016

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

On January 2, 2017, TTE entered into a non-binding Letter-of-Intent (the “LOI”) with Novo Healthnet Limited (“NHL”), a limited liability company incorporated under the laws of Ontario, Canada, pursuant to which TTE and NHL agreed to pursue, in good-faith, negotiations for the entry into a definitive agreement for the acquisition, by TTE, of all the issued and outstanding shares of NHL, such that NHL would become a wholly owned foreign subsidiary of the Company.

The Company will need to raise capital to support its activities. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company's current technology before another company develops similar technology.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2017 and 2016, (b) the financial position at March 31, 2017 and December 31, 2016, and (c) cash flows for the three month periods ended March 31, 2017 and 2016, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three month period ended March 31, 2017, the Company had a net loss of $37,023. As of March 31, 2017, the Company had an accumulated deficit of ($22,425,236). In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2017 and December 31, 2016. Insurance coverage was $250,000 per depositor at each financial institution. At March 31, 2017 and December 31, 2016, there were no amounts held in excess of federally insured limits.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. During the three month periods ended March 31, 2017 and 2016, the Company did not incur any costs for research and development costs.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2017 and December 31, 2016. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three month periods ended March 31, 2017 and 2016 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three month periods ended March 31, 2017 and 2016 potentially dilutive common stock options and warrants of 5,610,000 and 2,308,000, respectively, have been excluded from dilutive losses per share due to the Company's losses in all periods presented.

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

The Company has entered into various other agreements that have been disclosed in previous 10-K and 10-Q filings. These agreements have been either terminated or put on hold and may be reinitiated based on both adequate funding and a viable product development and commercialization plan being approved by the Companies' Board of Directors.

6. Common Stock, Related Party

During the three month period ended March 31, 2017, 2367416 Ontario, Inc. purchased 33,333 restricted shares of common stock at $0.45 per share for cash proceeds of $15,000.

7. Options and warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan ("the 2015 Plan") which authorizes up to 5,000,000 shares of common stock issuance to certain employees and consultants as defined in the 2015 Plan and approved by the Company's Board of Directors.

The 2015 Plan authorizes up to 5,000,000 shares of common stock issuance to persons employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors, or otherwise as provided by law. During the three month periods ended March 31, 2017 and 2016, the Company did not grant any common stock options or warrants to consultants, directors and employees under the 2015 Plan. As of March 31, 2017, 4,987,500 shares are available under the 2015 Plan for future grants, awards, options or share issuance.

There were 500,000 options granted to an officer for past services during the three month period ended March 31, 2016. These options were issued outside of the 2015 Plan, have an exercise price of $0.16 per share, fully vested on the grant date, expire 5 years from the date of grant and have a grant date fair value of $0.06 per share.

In addition, during the three month period ended March 31, 2016, the officer was also granted an additional 500,000 options at an exercise price of $0.16 per share. As of March 31, 2017, these options fully vested on February 19, 2017, have a grant date fair value of $0.06 per share and expire 5 years from the vesting date.

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

The following table represents our stock option and warrant activity for the three month period ended March 31, 2017:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding
Outstanding at December 31, 2016	5,610,000	$0.17	3.62	-
Options and warrants granted	-	$-	-	-
Options and warrants cancelled or expired	-	$-	-	-
Outstanding at March 31, 2017	5,610,000	$0.17	3.38	2,934,000
Exercisable at March 31, 2017	5,610,000	$0.17	3.38	2,934,000

Net cash proceeds from the exercise of options and warrants were $0 for each of the three month periods ended March 31, 2017 and 2016. Stock based compensation was $4,024 and $33,750 for the three month periods ended March 31, 2017 and 2016, respectively.

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

The Company anticipates its quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as ours.

For the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016

Operating Costs – During the three month periods ended March 31, 2017 and 2016, operating costs totaled $37,023 and $68,062, respectively. The decrease of $31,039 was mainly attributable to a $29,726 decrease in stock based compensation.

The net loss for the three month periods ended March 31, 2017 and 2016 was $37,023 and $68,062, respectively. The decrease of $31,039 was attributable to the decrease in operating costs.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three month periods ended March 31, 2017 and 2016, the Company has had net losses of $37,023 and $68,062, respectively. As of March 31, 2017, the Company has not generated any revenues. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern.

The Company has incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2017, we had an accumulated deficit of $22,425,236.

The Company anticipates that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2017 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds*

Non-Plan Options (Cashless)	5,600,000	$0
Non-Plan Warrants *	10,000	$20,000

* Based on weighted average exercise price.

On March 8, 2017, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc for the sale and issuance of 33,333 restricted shares of the common stock of the Company at a price of $0.45 per share for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on March 8, 2017. The $15,000 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on March 11, 2017. Enzo Cirillo is the Company’s Interim CEO, Chairman of the Board and a greater than ten percent (10%) shareholder of the Company’s common stock as well as the principal partner of 2367416 Ontario, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Principal Financial Officer and Principal Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, it is unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the three month period ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For the quarter ended March 31, 2017, the Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the "Prosecutor") seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping ("Alan Chen") and Huang, Ren-Ju ("Mr. Huang") for fraud in connection with their actions related to the Company's business initiative to commercialize the HPBS technology in Asia.

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

As of March 31, 2017, TTE and its Taiwan based legal counsel, Formosan Brothers Law Firm, continue to submit briefings, attend hearings and respond to any request from the Taiwan District Court Prosecutor as the Prosecutor's office undertakes its new investigation.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2017, the Company executed a common stock Subscription Agreement with 2367416 Ontario, Inc. for the sale and issuance of 33,333 restricted shares of the common stock of the Company at a price of $0.45 per share, for a total sum paid by 2367416 Ontario, Inc. to Turbine Truck Engines, Inc., of $15,000 in cash as disbursed on March 8, 2017. The $15,000 was provided to fund the Companies' ongoing operational and product development expenses. The shares were issued on March 11, 2017. Enzo Cirillo is the Company’s Interim CEO, Chairman of the Board and a greater than ten percent (10%) shareholder of the Company’s common stock as well as the principal partner of 2367416 Ontario, Inc.

The Company issued the common stock described above without registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

TURBINE TRUCK ENGINES, INC.

Dated: April 14, 2017	By:	/s/ Enzo Cirillo
Enzo Cirillo
Interim Chief Executive Officer and Chairman of the Board and
Principal Executive Officer

Dated: April 14, 2017	By:	/s/ Judith Norstrud
Judith Norstrud
Principal Financial Officer and Principal Accounting Officer

