Form 10-Q
period 2017-05-31
Novo Integrated Sciences, Inc.
filed 2017-07-24
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 333-109118

Novo Integrated Sciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11120 NE 2nd Street, Suite 200 Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

(206) 617-9797

(Registrant’s Telephone Number, Including Area Code)

Turbine Truck Engines, Inc.

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

There were 201,058,052 shares of the Registrant’s $0.001 par value common stock outstanding as of July 21, 2017.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2017 (unaudited) and August 31, 2016

	May 31, 2017	August 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,674,166	$110,315
Accounts receivable, net	854,919	785,780
Other receivables	1,084,833	735,330
Due from related parties	951,713	784,833
Prepaid expenses and other current assets	161,222	156,221
Total current assets	4,726,853	2,572,479

Furniture and equipment, net	291,728	318,718
Goodwill	370,250	-

TOTAL ASSETS	$5,388,831	$2,891,197

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable	$1,895,264	$2,035,328
Accrued expenses	36,596	235,420
Accrued interest (principally to related parties)	1,040,569	832,766
Due to related parties	1,818,081	1,838,592
Notes payable	34,241	147,517
Debentures, related parties	4,741,060	4,878,714
Total current liabilities	9,565,811	9,968,337

Notes payable, net of current portion	371,997	11,580
TOTAL LIABILITIES	9,937,808	9,979,917

Commitments and contingencies (Note 10)	-	-

DEFICIT
Novo Integrated Sciences, Inc.
Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2017 and August 31, 2016		-
Common stock; $0.001par value; 499,000,000 shares authorized; 198,917,213 and 167,797,406 shares issued and outstanding at May 31, 2017 and August 31, 2016	198,917	92
Additional paid-in capital	2,516,545
Other comprehensive income	1,559,130	1,277,449
Accumulated deficit	(8,805,624)	(8,353,593)
Total Novo Integrated Sciences, Inc. stockholders’ deficit	(4,531,032)	(7,076,052)
Noncontrolling interest	(17,945)	(12,668)
Total deficit	(4,548,977)	(7,088,720)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,388,831	$2,891,197

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2017 and 2016 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,089,970	$1,886,121	$5,742,729	$5,342,844

Cost of revenues	1,376,911	1,209,829	3,730,932	3,475,429

Gross profit	713,059	676,292	2,011,797	1,867,415

Operating expenses:
Selling expenses	16,374	3,990	34,934	20,954
General and administrative expenses	957,558	614,949	2,127,800	1,738,799
Total operating expenses	973,932	618,939	2,162,734	1,759,753

Income (loss) from operations	(260,873)	57,353	(150,937)	107,662

Non operating income (expense)
Interest income	8,891	5,689	30,879	17,017
Interest expense	(105,982)	(131,420)	(337,687)	(388,597)
Other expense	-	-	-	-
Total other income (expense)	(97,091)	(125,731)	(306,808)	(371,580)

Loss before income taxes	(357,964)	(68,378)	(457,745)	(263,918)

Income tax expense	-	-	-	-

Net loss	$(357,964)	$(68,378)	$(457,745)	$(263,918)

Net loss attributed to noncontrolling interest	(1,223)	(1,566)	(5,714)	(4,097)

Net loss attributed to Novo Integrated Sciences, Inc.	$(356,741)	$(66,812)	$(452,031)	$(259,821)

Comprehensive loss:
Net loss	(357,964)	(68,378)	(457,745)	(263,918)
Foreign currency translation gain (loss)	214,786	(128,697)	281,681	22,217
Comprehensive loss	$(143,178)	$(197,075)	$(176,064)	$(241,701)

Weighted average common shares outstanding - basic and diluted	173,965,632	167,797,406	169,876,075	167,797,406

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended May 31, 2017 (unaudited)

						Total
			Additional	Other		Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Deficit	Interest	Deficit

Balance, August 31, 2016	167,797,406	$92	$-	$1,277,449	$(8,353,593)	$(7,076,052)	$(12,668)	$(7,088,720)
Common stock issued in connection with reverse merger transaction	22,751,307	190,457	(183,553)	-	-	6,904	-	6,904
Common stock issued for cash	8,368,500	8,368	2,502,182	-	-	2,510,550	-	2,510,550
Fair value of vested stock options	-	-	197,916	-	-	197,916	-	197,916
Foreign currency translation gain	-	-	-	281,681	-	281,681	437	282,118
Net loss	-	-	-	-	(452,031)	(452,031)	(5,714)	(457,745)

Balance, May 31, 2017	198,917,213	$198,917	$2,516,545	$1,559,130	$(8,805,624)	$(4,531,032)	$(17,945)	$(4,548,977)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended May 31, 2017 and 2016 (unaudited)

	Nine Months Ended
	May 31, 2017	May 31, 2016
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457,745)	$(263,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	46,870	54,662
Fair value of vested stock options	197,916
Changes in operating assets and liabilities:
Accounts receivable	(92,593)	531,570
Prepaid expenses and other current assets	(9,542)	51,115
Accounts payable	(89,245)	(145,257)
Accrued expenses	(194,880)	(242,026)
Accrued interest	234,548	266,353
Net cash provided by (used in) operating activities	(364,671)	252,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(28,621)	(35,622)
Amounts loaned for other receivables	(375,450)	(404,352)
Cash acquired in reverse merger transaction	12,249	-
Net cash provided by (used in) investing activities	(391,822)	(439,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) to related parties	(159,874)	472,756
Proceeds from the sale of common stock	2,510,550	-
Payments on notes payable	(120,285)	(48,042)
Net cash provided by (used in) financing activities	2,230,391	424,714

Effect of exchange rate changes on cash and equivalents	89,953	1,245

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,563,851	238,484

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,315	68,079

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,674,166	$306,563

CASH PAID FOR:
Interest	$129,884	$122,309
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$375,450	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Novo Integrated Sciences, Inc. (formerly Turbine Truck Engines, Inc.) (the “Company” or “NVOS”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. Novo Healthnet Limited, an Ontario, Canada company (“NHL”), became a wholly owned subsidiary of the Company on May 9, 2017. NHL was incorporated on September 5, 2013. Since inception, NHL has acquired and now owns a 100% interest in Novo Assessments, Inc., Novo Healthnet Rehab Limited, Novo Peak Health, Inc. and an 80% interest in Novo Healthnet Kemptville Centre, Inc. (collectively with the Company and NHL, the “Novo Family”), all of which are Ontario province, Canada corporations.

On April 25, 2017, NVOS entered into a share exchange agreement with NHL and the NHL shareholders pursuant to which NVOS issued to the NHL shareholders 167,797,406 restricted shares of NVOS common stock, representing 85% of the issued and outstanding NVOS common stock, in exchange for all issued and outstanding shares of both common and preferred stock of NHL, calculated including all granted and issued options or warrants to acquire NVOS common stock as of the effective date of the share exchange agreement, but to exclude shares of NVOS common stock that are subject to a then-current Regulation S offering that was being undertaken by NVOS (the “Exchange”). As a result of this transaction, NHL is a wholly owned Canadian subsidiary of NVOS.

The Exchange was accounted for as a reverse acquisition under the purchase method of accounting since NHL obtained control of NVOS. Accordingly, the Exchange was recorded as a recapitalization of NHL, with NHL being treated as the continuing entity. The historical financial statements presented are the financial statements of NHL. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer, NVOS, were $6,904. The combined entities are hereafter referred to as the “Company.”

Effective with the closing of the Exchange, the Company has shifted its business operations and mission statement away from developing environmental conservation innovations for the alternative energy sector and instead now focuses its resources and business operations on the implementation and expansion of the Novo Family’s growth model of integrating healthcare, technology and medical science.

The Novo Family provides specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, certain dental assessments and long-term care services to its clients. The Novo Family’s services include pain assessment, treatment, management and prevention, and are provided in 14 corporate owned clinics, homes and institutional locations throughout Canada. In addition, NHL has contracted with over 300 healthcare providers throughout Canada to provide these services to their clients, consistent with NHL’s high-quality standards. Directly and indirectly through its contractual relationships, NHL provides its specialized services to over 300,000 patients annually. No employee of the Novo Family practices medicine and the Novo Family’s services do not require a medical or nursing license.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the nine months ended May 31, 2017 are not necessarily indicative of the results for the year ending August 31, 2017.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with ASC Topic 830 Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income. The following table details the exchange rates used for the respective periods:

	May 31, 2017	May 31, 2016	August 31, 2016

Period end: CAD to USD exchange rate	$0.7405	$0.7535	$0.7620
Average period: CAD to USD exchange rate	$0.7509	$0.7488

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses for the nine months ended May 31, 2017 and for the years ended August 31, 2016 and 2015. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and its ability to obtain additional capital financing from investors. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has raised equity capital to fund expenditures until the Company’s operations can generate sufficient cash flows to sustain operations. No assurance can be made that these efforts of raising equity capital will be successful and sustain the Company until it can generate positive cash flows from operations.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NHL, Novo Peak Health Inc., Novo Healthnet Rehab Limited, Novo Assessments Inc., APKA Health, Inc. and its 80% owned subsidiary, Novo Healthnet Kemptville Centre Inc. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada.

Noncontrolling Interest

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss).

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2017 and August 31, 2016, the allowance for uncollectible accounts receivable was $519,921 and $508,161, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the double-declining balance method for substantially all assets with estimated lives as follows:

Leasehold improvements	5 years
Clinical equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2017 and August 31, 2016, the Company believes there was no impairment of its long-lived assets.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of May 31, 2017 and August 31, 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

Revenue related to healthcare services provided is recognized at the time services have been performed. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with FASB ASC 605, Revenue Recognition: (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 6,860,000 options/warrants outstanding as of May 31, 2017.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 6,860,000 options/warrants outstanding as of May 31, 2017. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains of $1,559,130 and $1,277,449 at May 31, 2017 and August 31, 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due from related parties

Due from related parties are amounts advanced to certain related parties that are non-interest bearing and the Company can demand payment at any time.

Due to related parties

Due to related parties are amounts loaned to the Company by stockholders and officers of the Company that are non-interest bearing and payable upon demand.

Note 4 – Other Receivables

Other receivables at May 31, 2017 and August 31, 2016 consisted of the following:

	May 31, 2017	August 31, 2016
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; due November 15, 2016. This note receivable is currently in default.	$37,025	$38,099
Notes receivable dated May 23, 2017; accrues interest at 12% per annum; secured by certain assets; due May 23, 2018.	277,688	285,750
Notes receivable dated April 1, 2015; accrues interest at 8% per annum; secured by certain assets; due April 1, 2017. This note receivable is currently in default.	740,500	-
Advance to corporation; non-interest bearing; unsecured; payable upon demand	-	381,000
Advance to corporation; non-interest bearing; unsecured; payable upon demand	29,620	30,481
Total other receivables	$1,084,833	$735,330

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Note 5 – Furniture and Equipment

Furniture and equipment at May 31, 2017 and August 31, 2016 consisted of the following:

	May 31, 2017	August 31, 2016
Leasehold Improvements	$298,855	$310,111
Clinical equipment	163,854	147,429
Computer equipment	18,071	8,575
Office equipment	22,544	22,780
Furniture and fixtures	16,889	17,379
	520,213	506,274
Accumulated depreciation	(228,485)	(187,556)
Total	$291,728	$318,718

Depreciation expense for the nine months ended May 31, 2017 and 2016 was $46,870 and $54,662, respectively.

Note 6 – Notes Payable

Notes payable at May 31, 2017 and August 31, 2016 consisted of the following:

	May 31, 2017	August 31, 2016
Notes payable to five individuals; accrues interest at 12% per annum; secured by assets of the Company; due May 29, 2016. These notes have been were fully repaid.	$-	$91,439
Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $4,465; unsecured; due October 2017.	16,532	47,636
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 21, 2019.	370,250	-
Notes payable to financial institution; accrues interest at 6% per annum; monthly principal and interest payment of $608; unsecured; due April 8, 2019.	19,456	20,022
	406,238	159,097
Current portion	(34,241)	(147,517)
Long-term portion	$371,997	$11,580

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Aggregate future maturities of notes payable as of May 31 are as follows:

Twelve months ending May 31:
2018	$34,241
2019	371,997
$406,238

Note 7 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD 6,402,512 (US $4,741,060 at May 31, 2017) in connection with the acquisition of certain businesses. The holders of the debentures are current stockholders of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and are due on September 30, 2016. The debentures are currently in default.

Note 8 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2017 and August 31, 2016 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2017 and August 31, 2016 there were 198,917,213 and 167,797,406 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2017 the Company issued:

●	22,751,307 shares of common stock in connection with the reverse merger transaction; and

●	8,368,500 shares of common stock for cash proceeds of $2,510,550.

Stock options/warrants

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2016	-
Transfer from reverse merger transactions	6,610,000	$0.24
Granted	250,000	$0.80
Forfeited	-
Exercised	-
Outstanding, May 31, 2017	6,860,000	$0.26	3.59	$2,547,200
Exercisable, May 31, 2017	6,860,000	$0.26	3.59	$2,547,200

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

The exercise price for options/warrants outstanding at May 31, 2017:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
5,500,000	$0.16	5,500,000	$0.16
100,000	0.50	100,000	0.50
1,000,000	0.62	1,000,000	0.62
250,000	0.80	250,000	0.80
10,000	2.00	10,000	2.00
6,860,000		6,860,000

For options granted during fiscal year 2017 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.79 and the weighted-average exercise price of such options/warrants was $0.80. No options were granted during fiscal 2017 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $197,916 during the nine months ended August 31, 2017. At August 31, 2017, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.5%
Expected life of the options	2.5 years
Expected volatility	323%
Expected dividend yield	0%

Note 9 – Acquisition of Assets

During the nine months ended May 31, 2017, the Company acquired certain assets in exchange for a note payable of CAD 500,000 ($370,250 at May 31, 2017). The purchase of these assets was not considered significant to the Company; therefore, pro forma financial statements are not presented.

Note 10 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of August 31, 2016, results of operations, cash flows or liquidity of the Company.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2017 and 2016

(unaudited)

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $594,842 and $568,154 for the nine months ended May 31, 2017 and 2016, respectively.

Note 11 – Subsequent Events

On June 20, 2017, the Company sold 2,140,839 restricted shares of common stock to an aggregate of 23 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $642,250. The $875,000 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On July 12, 2017, the Company entered into an Employment Agreement with Christopher David for the period of July 1, 2017 through December 31, 2017. Pursuant to the terms of the Employment Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.32 per share. The Option will vest on July 12, 2018 and expire on July 12, 2022.

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

Overview of the Company

Novo Integrated Sciences, Inc. (“NVOS” or the “Company”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. The Company’s corporate headquarters are located in Bellevue, Washington. Novo Healthnet Limited, an Ontario, Canada company (“NHL”), became a wholly owned subsidiary of the Company on May 9, 2017. NHL was incorporated on September 5, 2013. Since inception, NHL has acquired and now owns a 100% interest in Novo Assessments, Inc., Novo Healthnet Rehab Limited, Novo Peak Health, Inc. and an 80% interest in Novo Healthnet Kemptville Centre, Inc. (collectively with the Company and NHL, the “Novo Family”), all of which are Ontario province, Canada corporations.

Since inception and through May 9, 2017, the Company’s activities and business operations were limited to raising capital, organizational matters and the implementation of its business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “SEA”) by and between (i) the Company; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Each of NHL and the NHL Shareholders may be referred to collectively herein as the “NHL Parties” and separately as an “NHL Party.” Each of the Company and each NHL Party may be referred to herein collectively as the “Parties” and separately as a “Party.” Pursuant to the terms of the SEA, the Company agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the share exchange (the “Exchange”), the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company Common Stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company. The Parties agreed to amend the Agreement effective May 3, 2017, pursuant to Amendment No. 1 to the Agreement (“Amendment No. 1”). On May 9, 2017, the Exchange closed and NHL became a wholly owned Canadian subsidiary of the Company.

Effective with the closing of the Exchange, the Company has shifted its business operations and mission statement away from developing environmental conservation innovations for the alternative energy sector and instead now focuses its resources and business operations on the implementation and expansion of the Novo Family’s growth model of integrating healthcare, technology and medical science.

The Novo Family provides specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, certain dental assessments and long-term care services to its clients. The Novo Family’s services include pain assessment, treatment, management and prevention, and are provided in 14 corporate owned clinics, homes and institutional locations throughout Canada. In addition, NHL has contracted with over 300 healthcare providers throughout Canada to provide these services to their clients, consistent with NHL’s high quality standards. Directly and indirectly through its contractual relationships, NHL provides its specialized services to over 300,000 patients annually. No employee of the Novo Family practices medicine and the Novo Family’s services do not require a medical or nursing license.

NHL also recently launched an operational pilot program for its virtual physician access system, sometimes referred to in the industry as “telemedicine” or “virtual medicine.” NHL’s telemedicine system provides patients with real-time access to third-party primary care doctors and specialists in most medical disciplines. Telemedicine is transforming primary healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care general practitioners and specialists. Unlike other telemedicine platforms in today’s marketplace, NHL’s unique advanced telemedicine platform integrates certain medical devices, such as a blood pressure reading device, a dermascope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient an accurate diagnosis. NHL’s telemedicine platform is designed with a relatively low cost structure, which can allow any medical clinic or location affordably to install and utilize NHL’s telemedicine platform.

The Novo Family’s strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed the Novo Family to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly-trained, certified healthcare and administrative professionals. NHL and its subsidiaries are regulated under the Financial Services Commission of Ontario (“FSCO”). In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

For the Three Month Period Ended May 31, 2017 Compared to the Three Month Period Ended May 31, 2016

Revenues for the three months ended May 31, 2017 were $2,089,970, representing an increase of $203,849, or 10.8%, from $1,886,121 for the same period in 2016. The increase in revenues is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisition of APKA Health, Inc. in April 2017.

Cost of revenues for the three months ended May 31, 2017 were $1,376,911, representing an increase of $167,082, or 13.8%, from $1,209,829 for the same period in 2016. Cost of revenues as a percentage of revenue increased to 65.9% for the three months ended May 31, 2017, compared to 64.1% for the same period in 2016. The increase in cost of revenues is principally due to the increase in revenues. The increase in cost of revenues as a percentage of revenue is principally due to the phasing in of the Company’s fee-for-service compensation model at its clinics.

Operating costs for the three months ended May 31, 2017 were $973,932, representing an increase of $354,993, or 57.4%, from $614,949 for the same period in 2016. The increase in operating costs is attributed to stock based compensation of $197,916 for the three months ended May 31, 2017 (there was no stock based compensation for the same period in 2016) and an increase in operating payroll expenses.

Interest expense for the three months ended May 31, 2017 was $105,982, representing a decrease of $25,438, or 19.4%, from $131,420 for the same period in 2016. The decrease in interest expense is due to a decrease in the aggregate principal amount of interest bearing notes being outstanding during the three months ended May 31, 2017 compared to the same period in 2016.

Net loss for the three months ended May 31, 2017 was $357,964, representing an increase of $289,586, or 423.5%, from $68,378 for the same period in 2016. The increase in net loss is due to the reasons described above.

For the Nine-Month Period Ended May 31, 2017 Compared to the Nine-Month Period Ended May 31, 2016

Revenues for the nine months ended May 31, 2017 were $5,742,729, representing an increase of $399,885, or 7.5%, from $5,342,844 for the same period in 2016. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisition of APKA Health, Inc. in April 2017.

Cost of revenues for the nine months ended May 31, 2017 were $3,730,932, representing an increase of $255,503, or 7.4%, from $3,475,429 for the same period in 2016. Cost of revenues as a percentage of revenue remained at 65% for both periods. The increase in cost of revenues is principally due to the increase in revenues.

Operating costs for the nine months ended May 31, 2017 were $2,162,734, representing an increase of $402,981, or 22.9%, from $1,759,753 for the same period in 2016. The increase in operating costs is attributed to stock based compensation of $197,916 for the nine months ended May 31, 2017 (there was no stock based compensation for the same period in 2016) and an increase in operating payroll expenses.

Interest expense for the nine months ended May 31, 2017 was $337,687, representing a decrease of $50,910, or 13.1%, from $388,597 for the same period in 2016. The decrease in interest expense is due to a decrease in the aggregate principal amount of interest bearing notes being outstanding during the nine months ended May 31, 2017 compared to the same period in 2016.

Net loss for the nine months ended May 31, 2017 was $457,745, representing an increase of $193,827, or 73.4%, from $263,918 for the same period in 2016. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended May 31, 2017 and 2016, the Company has had net losses of $457,745 and $263,918, respectively. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and its ability to obtain additional capital financing from investors. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has raised equity capital to fund expenditures until the Company’s operations can generate sufficient cash flows to sustain operations. No assurance can be made that these efforts of raising equity capital will be successful and sustain the Company until it can generate positive cash flows from operations.

During the nine months ended May 31, 2017, the Company used cash in operating activities of $364,671 compared to generating cash from operations of $252,499 for the same period in 2016. The principal reason for the decrease is the additional net loss incurred during the nine months ended May 31, 2017 as compared to the same period in 2016 and the increase in accounts receivable for the nine months ended May 31, 2017 compared to a decrease in accounts receivable for the same period in 2016.

During the nine months ended May 31, 2017 the Company used cash in investing activities of $391,822 compared to $439,974 for the same period in 2016. The principal reason for the increase is the decrease in the amounts loaned for other receivables.

During the nine months ended May 31, 2017 the Company generated cash from financing activities of $2,230,391 compared to $424,714 for the same period in 2016. The principal reason for the decrease is the sale of common stock during the nine months ended May 31, 2017 as discussed below.

On March 8, 2017, the Company sold 33,333 restricted shares of common stock to 2367416 Ontario, Inc. The shares were sold at a price of $0.45 per share, for an aggregate purchase price of $15,000. This sale of 33,333 restricted shares occurred prior to the share exchange as described above. The $15,000 was provided to fund the Company’s ongoing operational and product development expenses. At the time of the sale, Enzo Cirillo was the Company’s Interim CEO, Chairman of the Board and a greater than 10% shareholder of the Company’s common stock, as well as the principal partner of 2367416 Ontario, Inc. Effective May 9, 2017, Mr. Cirillo resigned as an officer and director of the Company. Additionally, with the closing of the Share Exchange Agreement between the Company and Novo Healthnet Limited, Mr. Cirillo is no longer a greater than 10% shareholder of the Company’s common stock.

On May 19, 2017, the Company sold 8,368,500 restricted shares of common stock to an aggregate of 23 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $2,510,550. The $2,510,550 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Noncontrolling Interest

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss).

Revenue Recognition

Revenue related to healthcare services provided is recognized at the time services have been performed. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company will reserve a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company believes that recognizing revenue at the time the services have been performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with FASB ASC 605, Revenue Recognition: (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 6,860,000 options/warrants outstanding as of May 31, 2017.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 6,860,000 options/warrants outstanding as of May 31, 2017. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains of $1,559,130 and $1,277,449 at May 31, 2017 and August 31, 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

New Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the FASB, the AICPA and the Securities and Exchange Commission did not or are not believed by management to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 31, 2017. Based upon such evaluation, the Company’s President and Principal Financial Officer have concluded that, as of May 31, 2017, the Company’s disclosure controls and procedures were not effective. The Company’s disclosure controls and procedures were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Principal Financial Officer and Principal Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, it is unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For the quarter ended May 31, 2017, the Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the “Prosecutor”) seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping (“Mr. Chen”) and Huang, Ren-Ju (“Mr. Huang”) for fraud in connection with their actions related to the Company’s business initiative to commercialize the HPBS technology in Asia.

On December 25, 2015, the Company received a written ruling from the Prosecutor that it had declined to prosecute Mr. Chen and Mr. Huang for criminal fraud.

On January 4, 2016, the Company, filed an appeal to the Taiwan High Prosecution Office requesting the High Court review the facts and evidence of the case and send the matter back to the Prosecutor for a new investigation of the facts and evidence.

On February 1, 2016, the Company received notice that the Company’s appeal was granted and the case was returned to the Prosecutor with instructions to conduct a new investigation of the facts and evidence. The Company intends to continue to pursue this matter until a final resolution is obtained.

On June 12, 2017, the Company received notice from the Prosecutor that Mr. Chen was indicted and charged with criminal fraud and that Mr. Huang will not be indicted with any charges on the grounds that Mr. Huang was not directly involved in any commercial activities with the Company.

On the recommendation of both the Company’s Taiwan attorneys and the judge overseeing the criminal fraud case against Mr. Chen, the Company filed an ancillary civil action against Mr. Chen allowing the judge overseeing the criminal fraud case to initiate a mediation proceeding between the Company and Mr. Chen for a potential financial settlement. If mediation is not successful, then the Taiwan courts will proceed with adjudicating the criminal fraud case against Mr. Chen. The first mediation hearing is scheduled for August 1, 2017. If the mediation hearing is not successful in obtaining a settlement agreement satisfactory to both parties, then the first hearing for the criminal fraud charges is scheduled to occur immediately afterward.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2017, the Company sold 33,333 restricted shares of common stock to 2367416 Ontario, Inc. The shares were sold at a price of $0.45 per share, for an aggregate purchase price of $15,000. This sale of 33,333 restricted shares occurred prior to the share exchange as described above. The shares were sold at a price of $0.45 per share, for an aggregate purchase price of $15,000. The $15,000 was provided to fund the Company’s ongoing operational and product development expenses. At the time of the sale, Enzo Cirillo was the Company’s Interim CEO, Chairman of the Board and a greater than 10% shareholder of the Company’s common stock, as well as the principal partner of 2367416 Ontario, Inc. Effective May 9, 2017, Mr. Cirillo resigned as an officer and director of the Company. Additionally, with the closing of the Share Exchange Agreement between the Company and Novo Healthnet Limited, Mr. Cirillo is no longer a greater than 10% shareholder of the Company’s common stock. The Company issued the shares without registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

On May 19, 2017, the Company sold 8,368,500 restricted shares of common stock to an aggregate of 23 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $2,510,550. The $2,510,550 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: July 24, 2017	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

