Form 10-K
period 2017-08-31
Novo Integrated Sciences, Inc.
filed 2017-12-08
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 333-109118

Novo Integrated Sciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11120 NE 2nd Street, Suite 200 Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

(206) 617-9797

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $0.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2017, was $3,903,769.

There were 202,221,364 shares of the registrant’s $0.001 par value common stock outstanding as of December 6, 2017.

Novo Integrated Sciences, Inc.

NOVO INTEGRATED SCIENCES, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Novo Integrated Sciences, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

Novo Integrated Sciences, Inc. was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated Sciences, Inc. and its consolidated subsidiaries.

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 150 affiliate clinics, retirement homes, long-term care facilities and institutional locations throughout Canada. Directly and indirectly through our contractual relationships, we provide our specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly-trained, certified healthcare and administrative professionals. Novo Healthnet Limited, our wholly owned subsidiary (“NHL”), and its direct and indirect subsidiaries are regulated under the Financial Services Commission of Ontario (“FSCO”). In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

Recent Developments

Share Exchange Agreement

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

Increase in Size of Board of Directors; Officer and Director Changes

In connection with the Exchange closing, our Board of Directors increased the size of the Board, such that the size of the Board is currently comprised of three members.

On May 9, 2017, in connection with the Exchange, (i) Enzo Cirillo resigned his positions as the Company’s Chairman of the Board, a member of the Board of Directors and Interim Chief Executive Officer, (ii) Christopher David resigned his position as the Company’s Secretary and Treasurer, and (iii) Judith Norstrud resigned her position as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. David retained his responsibilities as the Company’s President and as a member of the Company’s Board of Directors.

Also on May 9, 2017, the Board appointed Dr. Pierre Dalcourt, D.C. and Mr. Michael Gaynor as directors, and Ms. Klara Radulyne, CPA as the Company’s Principal Financial Officer, effective immediately. Mr. Gaynor is the trustee of MGFT. As a result of the Exchange, MGFT acquired 16,779,740 shares of the Company’s common stock, which represented approximately 8.5% of the Company’s outstanding common stock as of the date of the closing of the Exchange. As of the closing date of the Exchange, the value of MGFT’s stock ownership was $14,094,982, based on the closing price of the Company’s common stock of $0.84 on May 9, 2017. Dr. Dalcourt is the President and 50% owner of 1218814. Amanda Dalcourt, NHL’s Chief Executive Officer and Dr. Dalcourt’s spouse, also is a 50% owner of 1218814. As a result of the Exchange, 1218814 acquired 31,881,507 shares of the Company’s common stock, which represented approximately 16.2% of the Company’s outstanding common stock as of the date of the closing of the Exchange. As of the closing date of the Exchange, the value of 1218814’s stock ownership was $26,780,466, based on the closing price of the Company’s common stock of $0.84 on May 9, 2017. The value of each of Dr. Dalcourt’s and Ms. Dalcourt’s ownership interests in 1218814’s Company common stock as of May 9, 2017, based on the closing price of the Company’s common stock on May 9, 2017, was $13,390,233.

Change in Fiscal Year End

On May 9, 2017, our Board of Directors determined, in connection with the closing of the Exchange, to change our fiscal year end from December 31 to August 31, but did not memorialize such determination in writing. On July 17, 2017, the Board ratified and memorialized in writing its May 9, 2017 determination regarding the change in fiscal year end.

Change in the Company’s Independent Registered Public Accounting Firm

On May 31, 2017, our Board of Directors approved the engagement of AJ Robbins CPA, LLC, and the dismissal of Warren Averett, LLC, as our independent registered public accounting firm.

Business Strategy

Our mission is to build a Canada and U.S. based multi-disciplinary primary healthcare service provider that provides certain high-quality specialized healthcare services and products through the integration of technology and medical science. Key elements of our business strategy include:

●	Increase Market Share in Canada. We intend to expand our market share in Canada through strategic acquisitions and micro-clinic roll-outs. In addition, we expect to continue increasing our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contract awards.

●	Expanding Operations into the United States. We plan to expand into the United States through:

●	The introduction of a customized version of our multi-disciplinary primary healthcare service model, with emphasis on pain prevention, treatment and management,

●	The strategic acquisition of targeted U.S. operating clinics in key geographical areas, and

●	Establishment of strategic corporate alliances with existing healthcare entities allowing us immediate access to their client base. We expect to integrate certain of our specialized multi-disciplinary services and products that are a direct compliment to the existing healthcare related products and services already provided by brand-recognized, established retail entities such as grocers, pharmacies and clinics.

●	Leveraging our Expertise in the Interface of Technology and Patient Engagement to Introduce our Multi-disciplinary Primary Healthcare Services and Products through “Micro-clinics” Located in Underserved Population Centers. Our expertise allows us to bring our specialized multi-disciplinary primary healthcare services and products to people in urban, rural and remote population centers, rather than relying on the older model of bringing the people to healthcare.

●	Expanding our Posture, Stride, and Kinetic Body Movement Scanning Technologies and Protocols. When combined with decades of data harvesting and analysis, we believe that these technologies and protocols provide our clinics with the ability to deliver better care, early diagnosis and preventative healthcare strategies.

●	Continuing to Develop and Expand our Virtual Physician Access System. We expect to continue development and expansion of our virtual physician access system, sometimes referred to in the industry as “telemedicine” or “virtual medicine.” Our telemedicine system provides patients with real-time access to third-party primary care doctors and specialists in most medical disciplines. Telemedicine is transforming all approaches to healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care general practitioners and specialists. Unlike other telemedicine platforms in today’s marketplace, our unique advanced telemedicine platform integrates certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our telemedicine platform is designed with a relatively low-cost structure, which can allow any medical clinic or location affordably to install and utilize our telemedicine platform.

●	Launching our Exclusive Cannabidiol (“CBD”) Medical Cannabis Product Platform to Include Manufacturing, Sales and Distribution. Our CBD products will be specifically focused on CBD for usage as (i) a treatment aid; (ii) relief for a large array of neurological disorders; and (iii) an alternative option for healthcare providers in place of prescribing opioids to patients. We have established relationships worldwide with low-cost grow and production entities which, when combined with having ownership and control of the end-product manufacturing process, allows us to provide high-quality, low-cost CBD medical cannabis products. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and CBD, combined with our existing clinic-based treatment protocols allows us to enter this market segment with a unique integration model not readily available in the marketplace.

●	Launching our Motor Vehicle Accident (“MVA”) Service in Canada. Our MVA service is expected to provide certain occupational therapy, assessment, analysis, rehabilitation, mobility aids and counseling.

●	Launching our Independent Medical Evaluation (“IME”) Service in Canada. Our IME service will be available for corporate and insurance clients.

Back on Track Physiotherapy and Health Centres

On September 30, 2013, NHL closed a Purchase and Sale of Assets Agreement with Michael Gaynor Physiotherapy Professional Corporation, operating as Back on Track Physiotherapy and Health Centres (“Back on Track”), for all tangible and intangible assets of Back on Track, including four operational physiotherapy clinics located in Ottawa, Ontario, Canada. Since 1994, Back on Track Physiotherapy and Health Centres have been providing in-clinic physiotherapy and multi-disciplinary primary healthcare services including chiropractic services, kinesiology, massage therapy, chiropody/foot care and occupational therapy services. As of November 28, 2017, we operate eight Back on Track Physiotherapy and Health centres in the Ottawa area and eastern Ontario regions.

Novo Peak Health Inc.

On September 16, 2013, Novo Peak Health Inc. (“Novo Peak Health”) was incorporated under the laws of Ontario, Canada, as a wholly owned subsidiary of NHL for the purpose of providing multi-disciplinary primary healthcare services to long-term care and retirement facilities in Ontario, Canada. On September 30, 2013, NHL acquired the assets of Peak Health LTC Inc., an Ontario, Canada corporation formed in 2006, including existing contracts with 20 long-care homes and a community physiotherapy clinic license with the Ministry of Health and Long-Term Care. This acquisition provided the initial foundation for Novo Peak Health’s operational and growth strategy focused on providing rehabilitation, physiotherapy, occupational therapy and assistive devices program (“ADP”) multi-disciplinary primary healthcare services to eldercare patients located at various long-term care homes, retirement homes and community clients across Ontario. Novo Peak Health provides its eldercare patients an integrated approach to rehabilitative strategies and continued education for the residents, their caregivers and the patients’ family members through its two major divisions: physiotherapy (“PT”) and occupational therapy (“OT”).

Novo Peak Health’s proprietary Electronic Rehabilitation Record and Management Reporting (“ERRMR”) software solution provides Novo Peak Health the ability to provide each eldercare facility, of both the PT and OT divisions, with reports that identify cost and optimization possibilities, a wide variety of patient outcome measurements, overall contract effectiveness and much more.

Both PT and OT have similar philosophies, offering an overlap and synchronicity between the divisions. This allows for opportunities where contracts for multi-disciplinary primary healthcare services with one particular division can create contractual opportunities for the other division. The PT division has been in existence since the beginning of Novo Peak Health, and the OT division was formed in April 2017 due to an increase in demand for OT healthcare services at many eldercare facilities.

The Novo Peak Health PT division consists of the following five sectors:

1.	Long-Term Care Homes (“LTC”) sector - contracts with client homes to provide individualized PT and group exercise classes to the residents living in the homes. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care based on assessed needs. These services are primarily funded by the Ontario Ministry of Health and Long-Term Care (“MOHLTC”). The Novo Peak Health team assists in providing Assistive Device Assessments enabling residents access to varying mobility aides. In addition to providing PT services, our team assists the interdisciplinary team in annual care conferences for residents in the home, education regarding nursing restorative programming, back education, falls prevention and many other subjects related to PT or physical health and wellness. The Novo Peak Health team works together with the interdisciplinary team to help with mandatory coding of the RAI-MDS resident assessment which assists the home in accessing payment from the MOHLTC. Additionally, through Novo Peak Health’s proprietary software, the homes have access to unparalleled reporting solutions to help provide objective and quantitative measures for their Continuous Quality Improvement (“CQI”) program.

2.	Retirement Homes (“RH”) sector - contracts with client homes to provide individualized PT and group exercise classes to the facilities’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs. These services are partly privately funded and partly funded by the MOHLTC. Similar to the LTC sector, the Novo Peak Health team assists with education of the nursing/interdisciplinary team as well as being able to provide in depth service reports to the homes to measure desired service delivery. In addition to the services above, some of the residents in the retirement homes (or their family members) desire to have an increased level of service and opt to pay for additional private services. This is available on a fee-for-service basis and is most often in the form of individualized PT.

3.	Community Care Access Centres (“CCACs”) and Home Care sector - now managed by the Local Health Integration Networks (“LHINs”). Contracts with two main “cluster providers” (companies who have direct service contracts with the CCAC/LHIN) funded by the MOHLTC, to provide multi-disciplinary services to patients living in the community, patients living at-home or in a retirement home. Novo Peak Health is sub-contracted by the “cluster provider companies” to provide in-home physiotherapy services and group exercise classes to these clients who cannot access outpatient services due to mobility challenges. Primarily, these patients are elderly while some patients are not elderly but are post-operation” with mobility challenges. This contract is unique to Northeastern Ontario LHIN, which takes care of more than 565,000 people across 400,000 square kilometres and five sub-regions.

4.	Exercise & Falls Prevention (“EFP”) sector - contracts with two companies who are directly contracted by the MOHLTC to provide exercise and falls prevention classes in the community at large. The delivery of these classes covers three LHINs (Central, Toronto Central and Central East) with an estimated population of 4.4 million people. A new community group exercise class initiative, released in 2013 and funded by the MOHLTC, is delivered by exercise instructors over a 48-week period each year. The goal of these classes is to assist seniors in maintaining an active and healthy lifestyle while still living at home. In addition, another component of the September 2013 MOHLTC initiative is the delivery of fall prevention classes taught by specialized registered providers, such as kinesiologists and physiotherapists, with the assistance of exercise instructors. The goal of these classes is to assess seniors’ general health status, identify defined levels of risk pertaining to balance and falling, and educate seniors about fall prevention through a combination of increased knowledge and teaching exercises designed to improve strength and balance.

5.	Outpatient Sector (“OP”) sector – two community based clinics for which Novo Peak Health provides outpatient PT services. One of the clinics has been in operation for years and the other is a new start-up, in North Western Ontario, being affiliated with a local hospital/health network. One of the clinics also provides chiropractic services. Both clinics have a component of their services that are funded by the MOHLTC while the remainder of the services in the community based clinics are funded by motor vehicle accident treatment plans, extended health benefits insurance coverage, or private payment. These services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and

●	Are post-operative, or

●	Have just been discharged from a hospital, or

●	Are receiving services from Ontario Disability Services Program (“ODSP”) or Ontario Works.

The Novo Peak Health OT Division consists of two sectors:

1.	Long Term Care Sector - contracts with client homes to provide the following occupational therapy services:

●	Assessments and interventions to support maintenance & restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,

●	Speech language and pathology services, including evaluation and treatment,

●	Swallowing and eating assessments and interventions, and

●	Cognitive behavioral assessments and care planning.

Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MOHLTC.

2.	Retirement Home & Community (“RH&C”) - individual contracts with private payers providing the following services:

●	Home safety assessments,

●	Functional assessments,

●	In-home activities of daily living assessments,

●	Assessment and completion of applications for assistive devices (mobility aids),

●	Custom seating & mobility consultations, and

●	Case management services.

●	Speech Language and Pathology Services including evaluation and treatment

Novo Dental

On March 31, 2015, NHL completed the formation of a 50/50 joint venture with the Sophie Freeman Dental Hygiene Professional Corporation operated under the name Novo Dental. This joint venture was formed for the purpose of providing dental assessments and treatments, as well as preventative dental care and education, for elderly located in long-term care homes and retirement facilities. As required, Novo Dental processes referrals to dentists, oral maxillofacial surgeons and denturists.

Combining the experience and contacts developed by NHL over many years of providing multi-disciplinary primary healthcare services to the aging population along with the over 24-years Sophie Freeman had as a registered dental hygienist, our joint venture is well positioned to best understand the advanced dental services, assessments and education needs of the elderly, including those individuals that are either physically or medically compromised.

Novo Dental provides the following preventive dental hygiene care and assessment services:

●	Dental/oral assessments - complimentary dental and oral assessments to all residents in Long Term Care. This assessment consists of a thorough intra and extra oral assessment of lymph nodes, lips, tongue, salivary glands, hard and soft palate, teeth and dentures.

●	Scaling of teeth - Includes removing tartar buildup with appropriate instruments to help maintain health of gums and bone.

●	Polishing of teeth - includes removing dental plaque and stains to maintain healthy gums.

●	Fluoride varnishes - provide all necessary cavity-preventative fluoride varnishes such as Duraflor and an assortment of higher concentrated fluoridated toothpaste. Fluoride varnishes are used to help prevent cavities, desensitize teeth and to alleviate thermal sensitivity.

●	Temporary restorations - provide temporary restorations to alleviate pain and delay the progression of decay. Temporary restorations help maintain resident appearance and ability to masticate.

●	Professional denture cleanings - includes soaking dentures in a solution and placing them in an ultrasonic bath to remove tartar, plaque and stains without damaging the dentures. Novo Dental also provides professional labeling of dentures.

●	Oral health education - Novo Dental provides hands-on education to staff on how to effectively and safely provide daily oral hygiene care.

Novo Healthnet Rehab Limited

Novo Healthnet Rehab Limited, a 100% owned Canadian subsidiary of NHL, holds all rental and lease agreements for the Novo affiliates and produces no revenue.

About Our Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we have built a contracted affiliate relationship with over 150 clinics across Canada. The PPN is a network comprised of three major insurance companies and their subsidiaries, totaling 16 insurance companies. PPN member insurance companies in need of specific primary healthcare solutions for their patients send referrals to specific clinics registered through the PPN. We, as one of five major providers to the PPN, receive referrals through the PPN. This subset of business is a continuous source of referrals, from the insurance company payer to the approved group of clinics meeting the insurance companies’ pre-determined set of criteria for what they believe to be an appropriate clinical setting. Affiliate clinics pay us a mix of a flat fee and a percentage based fee upon receipt of a payment for a service referred through the PPN.

The services provided by our affiliate clinics are consistent with the multi-disciplinary primary healthcare services provided by clinics owned by us. While each affiliate clinic may provide additional unique healthcare solutions, in order to strengthen its position in its respective immediate local market, all affiliate clinics must meet certain criteria established by the PPN, so these criteria are consistent among all of our owned and affiliated clinics. Most of our affiliate clinics are located in Ontario. Approximately, 15% of our affiliate clinics are located outside of Ontario, including in Newfoundland, Nova Scotia, New Brunswick and Alberta.

Contracts

Certain contracts held with client homes and client companies follow standard formats, templates and include generally accepted terms of reference. Certain of the main clauses of the NHL contracts for services and other work product contain language intended to (1) clarify which entity is the health information custodian of the medical files (usually held by the client home or company), (2) define release of liability, (3) ensure privacy and confidentiality of proprietary information or private health information, (4) define provisions of worker’s compensation clearance or benefits for employees and/or contractors, (5) detail provisions of value-added items, services or programs, (6) terms and conditions of the contract (often for a set number of years with an option to a renewal option), (7) provide for termination conditions, and (8) invoicing and billing procedures.

Competition

In Canada, the specialized multi-disciplinary primary healthcare service sector in which we operate is highly competitive. With a finite number of patients and clients, companies providing multi-disciplinary primary healthcare services similar to those that we provide are vying for the same contracts, customers and referrals.

Our business strategy includes pursuing selective acquisitions of additional multi-disciplinary primary healthcare providers and clinics in markets that we currently populate as well as new geographic markets. In pursuit of certain acquisitions, we face competition from other for-profit multi-disciplinary primary healthcare providers and clinics that are neither affiliated with nor owned by NHL. We face competition from existing multi-disciplinary primary healthcare providers that offer patients a different path of diagnosis, assessment, treatment, management and rehabilitation healthcare services. We utilize both employee and independent contractor clinicians for delivery of our multi-disciplinary primary healthcare services and are always seeking to attract clinics and clinicians that are qualified to maintain our Company’s reputation for high-quality care and patient satisfaction.

Our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice by offering health insurance plans that restrict patient choice of provider. Patients in the markets where we provide our multi-disciplinary primary healthcare services may travel to out-of-market providers to seek medical treatment for a variety of reasons including, but not limited to, the need for services we do not offer or as a result of either a PPN referral or the referral of another clinician. Patients who seek multi-disciplinary primary healthcare services from an out-of-market provider may subsequently shift their preferences to that clinician for future healthcare services.

Employees

As of August 31, 2017, we employed 61 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Corporate History

Novo Integrated Sciences, Inc. was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc.

Since inception and through May 9, 2017, the Company’s activities and business operations were limited to raising capital, organizational matters and the implementation of its business plan related to research, development, testing and commercialization of various alternative energy technologies.

On September 5, 2013, NHL was incorporated under the laws of Ontario province, Canada. On September 16, 2013, Novo Peak Health Inc., Novo Assessments Inc. and Novo Healthnet Rehab Limited were formed as Ontario, Canada corporate entities, each wholly owned by NHL. On November 18, 2014, Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, was formed with NHL owning an 80% interest. On March 31, 2015, NHL completed the formation of a 50/50 joint venture with the Sophie Freeman Dental Hygiene Professional Corporation operated under the name Novo Dental. On April 1, 2017, NHL purchased assets of Apka Health to expand our community occupational therapy services.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Companies’ corporate headquarters are located at 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth herein, as of the date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

The Company is currently involved in litigation in Taiwan, wherein the Company engaged Formosan Brothers, a Taiwan-based law firm, to file a criminal complaint with the Taipei, Taiwan District Prosecutors Office (the “Prosecutor”) seeking criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping (“Alan Chen”) and Huang, Ren-Ju (“Mr. Huang”) for fraud in connection with their actions related to the Company’s business initiative to commercialize the HPBS technology in Asia.

On December 25, 2015, the Company received a written ruling from the Taiwan District Prosecutor’s Office that it had declined to prosecute Alan Chen and Mr. Huang for criminal fraud.

On January 4, 2016, the Company filed an appeal to the Taiwan High Prosecution Office. On February 1, 2016, the Company’s appeal was granted and the case was returned to the Taiwan District Court Prosecutor with instructions to conduct a new investigation of the facts and evidence. The Company intends to continue to pursue this matter until a final resolution is obtained.

On June 12, 2017, Mr. Chen was indicted and charged with criminal fraud and the Company was informed that Mr. Huang will not be indicted.

On the recommendation of both the Company’s Taiwan attorneys and the judge overseeing the criminal fraud case against Mr. Chen, the Company filed an ancillary civil action against Mr. Chen allowing the judge overseeing the criminal fraud case to initiate a mediation proceeding between the Company and Mr. Chen for a potential financial settlement. Mr. Chen did not appear for an August 1, 2017 mediation hearing but did appear for the subsequent criminal hearing. The defendant pleaded not guilty and the judge notified both parties the case will proceed to trial.

In late August 2017, the Company filed a Confiscation Application with the Taiwan Taipei District Court requesting the prosecutor’s office search for and confiscate any assets the prosecutor can locate in the name of Alan Chen as security for the compensation to the Company pending the criminal trial’s outcome. As of the date of this filing, the Company is awaiting the results of this Confiscation Application.

On November 23, 2017, Mr. Chen and the Company’s legal team appeared for a hearing to determine accepted facts and any additional evidence. The parties are waiting for the next court date to be scheduled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol, “NVOS.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Prices
	Low	High
FISCAL 2016

First Quarter (September 1, 2015 through November 30, 2015)	$0.05	$0.10
Second Quarter (December 1, 2015 through February 29, 2016)	$0.03	$0.036
Third Quarter (March 1, 2016 through May 31, 2016)	$0.05	$0.07
Fourth Quarter (June 1, 2016 through August 31, 2016)	$0.16	$0.40

FISCAL 2017

First Quarter (September 1, 2016 through November 30, 2016)	$0.30	$0.47
Second Quarter (December 1, 2016 through February 28, 2017)	$0.21	$0.45
Third Quarter (March 1, 2017 through May 31, 2017)	$0.41	$0.77
Fourth Quarter (June 1, 2017 through August 31, 2017)	$0.203	$0.55

On December 6, 2017, the closing bid price of our common stock as reported on the OTCQB was $0.46 and there were approximately 542 shareholders of record.

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

Common Stock

During the year ended August 31, 2017, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On September 2, 2016, the Company sold 27,777 shares of common stock to 2367416 Ontario, Inc., a Canadian corporation owned by Mr. Cirillo, who at the time was our Interim Chief Executive Officer, Chairman of the Board and more than 10% stockholder (“2367416 Ontario”), for an aggregate purchase price of $15,000 (which represents a per share purchase price of $0.54). This sale occurred prior to the closing of the Exchange. Effective May 9, 2017, Mr. Cirillo resigned as an officer and director of the Company.

On October 17, 2016, the Company sold 35,714 shares of common stock to 2367416 Ontario for an aggregate purchase price of $15,000 (which represents a per share purchase price of $0.42).

On December 9, 2016, the Company sold 76,923 shares of common stock to 2367416 Ontario for an aggregate purchase price of $20,000 (which represents a per share purchase price of $0.26).

On December 21, 2016, the Company sold 115,385 shares of common stock to 2367416 Ontario for an aggregate purchase price of $30,000 (which represents a per share purchase price of $0.26).

On March 8, 2017, the Company sold 33,333 shares of common stock to 2367416 Ontario for an aggregate purchase price of $15,000 (which represents a per share purchase price of $0.45).

On May 19, 2017, the Company sold 8,368,500 restricted shares of common stock to an aggregate of 23 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $2,510,550.

On June 20, 2017, the Company sold 2,140,839 restricted shares of common stock to an aggregate of 12 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $642,250.

On August 24, 2017, the Company sold 779,202 restricted shares of common stock to an aggregate of three accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $233,760.

All of the above shares were sold in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

Business Overview

Novo Integrated Sciences, Inc. was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated Sciences, Inc. and its consolidated subsidiaries.

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 150 affiliate clinics, retirement homes, long-term care facilities and institutional locations throughout Canada. Directly and indirectly through our contractual relationships, we provide our specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly-trained, certified healthcare and administrative professionals. Novo Healthnet Limited, our wholly owned subsidiary (“NHL”), and its direct and indirect subsidiaries are regulated under the Financial Services Commission of Ontario (“FSCO”). In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

Recent Developments

Share Exchange Agreement

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

Increase in Size of Board of Directors; Officer and Director Changes

In connection with the Exchange closing, our Board of Directors increased the size of the Board, such that the size of the Board is currently comprised of three members.

On May 9, 2017, in connection with the Exchange, (i) Enzo Cirillo resigned his positions as the Company’s Chairman of the Board, a member of the Board of Directors and Interim Chief Executive Officer, (ii) Christopher David resigned his position as the Company’s Secretary and Treasurer, and (iii) Judith Norstrud resigned her position as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. David retained his responsibilities as the Company’s President and as a member of the Company’s Board of Directors.

Also on May 9, 2017, the Board appointed Dr. Pierre Dalcourt, D.C. and Mr. Michael Gaynor as directors, and Ms. Klara Radulyne, CPA as the Company’s Principal Financial Officer, effective immediately. Mr. Gaynor is the trustee of MGFT. As a result of the Exchange, MGFT acquired 16,779,740 shares of the Company’s common stock, which represented approximately 8.5% of the Company’s outstanding common stock as of the date of the closing of the Exchange. As of the closing date of the Exchange, the value of MGFT’s stock ownership was $14,094,982, based on the closing price of the Company’s common stock of $0.84 on May 9, 2017. Dr. Dalcourt is the President and 50% owner of 1218814. Amanda Dalcourt, NHL’s Chief Executive Officer and Dr. Dalcourt’s spouse, also is a 50% owner of 1218814. As a result of the Exchange, 1218814 acquired 31,881,507 shares of the Company’s common stock, which represented approximately 16.2% of the Company’s outstanding common stock as of the date of the closing of the Exchange. As of the closing date of the Exchange, the value of 1218814’s stock ownership was $26,780,466, based on the closing price of the Company’s common stock of $0.84 on May 9, 2017. The value of each of Dr. Dalcourt’s and Ms. Dalcourt’s ownership interests in 1218814’s Company common stock as of May 9, 2017, based on the closing price of the Company’s common stock on May 9, 2017, was $13,390,233.

Change in Fiscal Year End

On May 9, 2017, our Board of Directors determined, in connection with the closing of the Exchange, to change our fiscal year end from December 31 to August 31, but did not memorialize such determination in writing. On July 17, 2017, the Board ratified and memorialized in writing its May 9, 2017 determination regarding the change in fiscal year end.

Change in the Company’s Independent Registered Public Accounting Firm

On May 31, 2017, our Board of Directors approved the engagement of AJ Robbins CPA, LLC, and the dismissal of Warren Averett, LLC, as our independent registered public accounting firm.

For the year ended August 31, 2017 compared to the year ended August 31, 2016

Revenues for the year ended August 31, 2017 were $7,963,045, representing an increase of $784,799, or 10.9%, from $7,178,246 for the same period in 2016. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisition of Apka Health, Inc. in April 2017.

Cost of revenues for the year ended August 31, 2017 were $4,985,715, representing an increase of $315,100, or 6.7%, from $4,670,615 for the same period in 2016. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 63% for the year ended August 31, 2017 and 65% for same period in 2016. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the year ended August 31, 2017 were $3,090,374, representing an increase of $704,697, or 29.5%, from $2,385,677 for the same period in 2016. The increase in operating costs is attributed to stock based compensation of $252,428 for the year ended August 31, 2017 (there was no stock based compensation for the same period in 2016) as well as an increase in both operating payroll expenses and professional fees.

Interest expense for the year ended August 31, 2017 was $554,657, representing an increase of $31,317, or 6.0%, from $523,340 for the same period in 2016. The increase in interest expense is due to an increase in the aggregate principal amount of interest bearing notes being outstanding during the year ended August 31, 2017 compared to the same period in 2016.

Net loss for the year ended August 31, 2017 was $745,264, representing an increase of $399,086, or 115.3%, from $346,178 for the same period in 2016. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the year ended August 31, 2017 and 2016, the Company has had net losses of $745,264 and $346,178, respectively.

During the year ended August 31, 2017, the Company used cash in operating activities of $810,687 compared to generating cash from operations of $101,388 for the same period in 2016. The principal reason for the decrease is the additional net loss incurred during the year ended August 31, 2017 as compared to the same period in 2016 and the increase in accounts receivable for the year ended August 31, 2017 compared to a decrease in accounts receivable for the same period in 2016.

During the year ended August 31, 2017, the Company used cash in investing activities of $749,530 compared to $462,304 for the same period in 2016. The principal reason for the increase is the payment of deposit acquisitions and changes in other receivables.

During the year ended August 31, 2017, the Company generated cash of $3,107,539 from financing activities compared to $402,207 for the same period in 2016. The principal reason for the increase is the sale of common stock during the year ended August 31, 2017, as discussed below.

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

On June 20, 2017, the Company sold 2,140,839 restricted shares of common stock to an aggregate of 12 accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $642,250. The $642,250 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On August 24, 2017, the Company sold 779,202 restricted shares of common stock to an aggregate of three accredited investors. The shares were sold at a price of $0.30 per share, for an aggregate purchase price of $233,760. The $233,760 was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 7,860,000 options/warrants outstanding as of August 31, 2017. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains of $1,240,844 and $1,277,449 at August 31, 2017 and 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novo Integrated Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences, Inc and Subsidiaries (collectively “the Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novo Integrated Sciences, Inc. as of August 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ Robbins CPA LLC
Denver, Colorado

December 6, 2017

aj@ajrobbins.com

3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209

(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONSOLIDATED BALANCE SHEETS

As of August 31, 2017 and 2016

	August 31, 2017	August 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,896,572	$110,315
Accounts receivable, net	1,128,898	785,780
Other receivables	372,024	735,330
Due from related parties	-	784,833
Prepaid expenses and other current assets	252,536	156,221
Total current assets	3,650,030	2,572,479

Property and equipment, net	302,951	318,718
Acquisition deposits	1,162,009	-
Goodwill	399,400	-

TOTAL ASSETS	$5,514,390	$2,891,197

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable	$1,703,342	$2,035,328
Accrued expenses	341,657	235,420
Accrued interest (principally to related parties)	403,119	832,766
Due to related parties	1,812,613	1,838,592
Notes payable, current portion	13,171	147,517
Debentures, related parties	-	4,878,714
Total current liabilities	4,273,902	9,968,337

Debentures, related parties	5,114,327	-
Notes payable, net of current portion	414,351	11,580
TOTAL LIABILITIES	9,802,580	9,979,917

Commitments and contingencies (Note 10)	-	-

DEFICIT
Novo Integrated Sciences, Inc.
Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2017 and 2016		-
Common stock; $0.001par value; 499,000,000 shares authorized; 201,837,254 and 167,797,406 shares issued and outstanding at August 31, 2017 and 2016	201,837	92
Additional paid-in capital	3,381,643
Other comprehensive income	1,240,844	1,277,449
Accumulated deficit	(9,091,977)	(8,353,593)
Total Novo Integrated Sciences, Inc. stockholders’ deficit	(4,267,653)	(7,076,052)
Noncontrolling interest	(20,537)	(12,668)
Total deficit	(4,288,190)	(7,088,720)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,514,390	$2,891,197

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2017 and 2016

	Years Ended
	August 31, 2017	August 31, 2016

Revenues	$7,963,045	$7,178,246

Cost of revenues	4,985,715	4,670,615

Gross profit	2,977,330	2,507,631

Operating expenses:
Selling expenses	59,026	25,610
General and administrative expenses	3,031,348	2,360,067
Total operating expenses	3,090,374	2,385,677

Income (loss) from operations	(113,044)	121,954

Non operating income (expense)
Interest income	34,139	55,208
Interest expense	(554,657)	(523,340)
Total other income (expense)	(520,518)	(468,132)

Loss before income taxes	(633,562)	(346,178)

Income tax expense	111,702	-

Net loss	$(745,264)	$(346,178)

Net loss attributed to noncontrolling interest	(6,880)	(5,649)

Net loss attributed to Novo Integrated Sciences, Inc.	$(738,384)	$(340,529)

Comprehensive loss:
Net loss	(745,264)	(346,178)
Foreign currency translation gain (loss)	(36,605)	(54,715)
Comprehensive loss	$(781,869)	$(400,893)

Weighted average common shares outstanding - basic and diluted	177,675,415	167,797,406

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years Ended August 31, 2017 and 2016

						Total
			Additional	Other		Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Deficit	Interest	Deficit
Balance, August 31, 2015	167,797,406	$92	$-	$1,332,164	$(8,012,884)	$(6,680,628)	$(7,089)	$(6,687,717)

Foreign currency translation loss	-	-	-	(54,715)	-	(54,715)	(110)	(54,825)
Net loss	-	-	-	-	(340,709)	(340,709)	(5,469)	(346,178)

Balance, August 31, 2016	167,797,406	92	-	1,277,449	(8,353,593)	(7,076,052)	(12,668)	(7,088,720)

Common stock issued in connection with reverse merger transaction	22,751,307	190,457	(183,553)	-	-	6,904	-	6,904
Common stock issued for cash	11,288,541	11,288	3,375,272	-	-	3,386,560	-	3,386,560
Offering costs	-	-	(62,504)	-	-	(62,504)	-	(62,504)
Fair value of vested stock options	-	-	252,428	-	-	252,428	-	252,428
Foreign currency translation gain	-	-	-	(36,605)	-	(36,605)	(989)	(37,594)
Net loss	-	-	-	-	(738,384)	(738,384)	(6,880)	(745,264)

Balance, August 31, 2017	201,837,254	$201,837	$3,381,643	$1,240,844	$(9,091,977)	$(4,267,653)	$(20,537)	$(4,288,190)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2017 and 2016

	Years Ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(745,264)	$(346,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	67,776	72,586
Fair value of vested stock options	252,428
Changes in operating assets and liabilities:
Accounts receivable	(289,316)	412,216
Prepaid expenses and other current assets	(84,161)	9,321
Accounts payable	(412,877)	(152,134)
Accrued expenses	89,937	(233,300)
Accrued interest	310,790	338,877
Net cash provided by (used in) operating activities	(810,687)	101,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(38,238)	(54,982)
Amounts loaned for other receivables	-	(407,322)
Repayments of other receivables	378,098	-
Deposit paid for acquisition	(1,101,639)	-
Cash acquired in reverse merger transaction	12,249	-
Net cash used in investing activities	(749,530)	(462,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) to related parties	(85,063)	466,291
Proceeds from the sale of common stock	3,386,560	-
Offering cost paid	(62,504)	-
Payments on notes payable	(131,454)	(64,084)
Net cash provided by financing activities	3,107,539	402,207

Effect of exchange rate changes on cash and equivalents	238,935	945

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,786,257	42,236

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,315	68,079

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,896,572	$110,315

CASH PAID FOR:
Interest	$186,618	$177,271
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$375,450	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Novo Integrated Sciences, Inc. was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated Sciences, Inc. and its consolidated subsidiaries.

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 150 affiliate clinics, retirement homes, long-term care facilities and institutional locations throughout Canada. Directly and indirectly through our contractual relationships, we provide our specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

The Exchange was accounted for as a reverse acquisition under the purchase method of accounting since NHL obtained control of Novo Integrated Sciences, Inc. Accordingly, the Exchange was recorded as a recapitalization of NHL, with NHL being treated as the continuing entity. The historical financial statements presented are the financial statements of NHL. The Share Exchange Agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the closing date of the Exchange, the net assets of the legal acquirer, Novo Integrated Sciences, Inc., were $6,904.

On May 9, 2017, our Board of Directors determined, in connection with the closing of the Exchange, to change our fiscal year end from December 31 to August 31, but did not memorialize such determination in writing. On July 17, 2017, the Board ratified and memorialized in writing its May 9, 2017 determination regarding the change in fiscal year end.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

Foreign Currency Translation

The accounts of the Company are maintained in CAD. The accounts of the Company are translated into USD in accordance with ASC Topic 830 Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income. The following table details the exchange rates used for the respective periods:

	August 31, 2017	August 31, 2016

Period end: CAD to USD exchange rate	$0.7988	$0.7620
Average period: CAD to USD exchange rate	$0.7573	$0.7543

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NHL, Novo Peak Health Inc., Novo Healthnet Rehab Limited, Novo Assessments Inc., an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a fifty percent stake in a joint venture with the Sophie Freeman Dental Hygiene Professional Corporation operated as Novo Dental. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2017 and 2016, the allowance for uncollectible accounts receivable was $507,636 and $508,161 respectively.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the declining balance method for substantially all assets with estimated lives as follows:

Leasehold improvements	5 years
Clinical equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2017 and 2016, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $399,400 related to its acquisition of Apka Health, Inc. during fiscal year ended August 31, 2017. As of August 31, 2017, the Company performed the required impairment review. Based on its review at August 31, 2017, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,162,009.

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

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

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

As of August 31, 2017 and 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 7,860,000 options/warrants outstanding as of August 31, 2017. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Translation gains of $1,240,844 and $1,277,449 for the years ended August 31, 2017 and 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this ASU did not have an impact on the Company’s financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company that are non-interest bearing and payable upon demand.

Note 4 – Other Receivables

Other receivables at August 31, 2017 and 2016 consisted of the following:

	2017	2016
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; was due on November 15, 2016.	$39,940	$38,099

Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrues interest at 12% per annum; secured by certain assets; due May 23, 2018.	299,550	285,750

Advance to corporation; non-interest bearing; unsecured; payable upon demand	-	381,000

Advance to corporation; non-interest bearing; unsecured; payable upon demand	32,534	30,481
Total other receivables	$372,024	$735,330

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

Note 5 – Property and Equipment

Property and equipment at August 31, 2017 and 2016 consisted of the following:

	2017	2016
Leasehold Improvements	$329,985	$310,111
Clinical equipment	177,514	147,429
Computer equipment	21,020	8,575
Office equipment	24,319	22,780
Furniture and fixtures	18,218	17,379
	571,056	506,274
Accumulated depreciation	(268,105)	(187,556)
Total	$302,951	$318,718

Depreciation expense for the years ended August 31, 2017 and 2016 was $67,776 and $72,586, respectively.

Note 6 – Notes Payable

Notes payable at August 31, 2017 and 2016 consisted of the following:

	2017	2016
Notes payable to five individuals; accrues interest at 12% per annum; secured by assets of the Company; due May 29, 2016. These notes were fully repaid.	$-	$91,439

Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $3,567; unsecured; due October 2017.	7,134	47,636

Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 21, 2019.	399,400	-

Notes payable to financial institution; accrues interest at 6% per annum; monthly principal and interest payment of $608; unsecured; due April 8, 2019.	20,988	20,022
	427,522	159,097
Current portion	(13,171)	(147,517)
Long-term portion	$414,351	$11,580

Aggregate future maturities of notes payable as of August 31, 2017 are as follows:

Years ending August 31:
2018	$13,171
2019	414,351
$427,522

Note 7 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling $5,114,327 (CAD$6,402,512) at August 31, 2017 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On December 5, 2017, the debenture holders and the Company signed a binding Letter of Intent to convert no less than seventy-five percent (75%) of the debenture value plus any interest or fees owed to the Company’s common stock. The per share price to be used for the conversion of each debenture will be the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

Note 8 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2017 and 2016 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. As of August 31, 2017 and 2016 there were 201,837,254 and 167,797,406 common shares issued and outstanding, respectively.

During the year ended August 31, 2017 the Company issued:

●	22,751,307 shares of common stock in connection with the reverse merger transaction; and

●	11,288,541 shares of common stock for cash proceeds of $3,386,560.

Stock Options and Warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2017 and 2016, the Company did not grant any awards under the 2015 Plan. As of August 31, 2017, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2016	-
Transfer from reverse merger transactions	6,610,000	$0.24
Granted	1,250,000	$0.42
Forfeited	-
Exercised	-
Outstanding, August 31, 2017	7,860,000	$0.266	3.53	$660,000
Exercisable, August 31, 2017	6,860,000	$0.258	3.34	$660,000

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

The exercise price for options/warrants outstanding at August 31, 2017:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
5,500,000	$0.16	5,500,000	$0.16
1,000,000	0.32	-	0.32
100,000	0.50	100,000	0.50
1,000,000	0.62	1,000,000	0.62
250,000	0.80	250,000	0.80
10,000	2.00	10,000	2.00
7,860,000		6,860,000

For options granted during fiscal year 2017 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.58 and the weighted-average exercise price of such options/warrants was $0.42. No options were granted during fiscal 2017 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $252,428 during the year ended August 31, 2017. At August 31, 2017, the unamortized stock option expense was $381,585.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.5%
Expected life of the options	2.5 years
Expected volatility	323%
Expected dividend yield	0%

Note 9 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2017 and 2016 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

Income tax expense for the years ended August 31, 2017 and 2016 is a follows:

	2017	2016

Current taxes:
Federal	$-	$-
State	-	-
Foreign	111,702	-
	111,702	-
Deferred taxes:
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Total income tax expense	$111,702	$-

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2017

	Canada		United States		Total

Combined statutory tax rate		39.0%		40.0%

Pretax loss	$(257,900)		$(375,662)		$(699,551)

Expected income tax expense (benefit)	(100,581)	-39.0%	(150,265)	-40.0%	(276,582)
Income tax from subsidiaries not part of consolidated return	111,702	43.3%	-	0.0%	111,702
Stock based compensation	-	0.0%	100,971	26.9%	100,971
Change in valuation allowance	100,581	39.0%	49,294	13.1%	175,611
	$111,702	43.3%	$-	0.0%	$111,702	17.6%

Year Ended August 31, 2016

	Canada		United States		Total

Combined statutory tax rate		39.0%		40.0%

Pretax loss	$(346,178)		$-		$(346,178)

Expected income tax expense (benefit)	(135,009)	-39.0%			(135,009)
Change in valuation allowance	135,009	39.0%			135,009
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2017 and 2016, the significant components of the deferred tax assets are summarized below:

	2017	2016
Deferred income tax asset
Net operating loss carryforwards	$1,856,218	$1,391,467
Total deferred income tax asset	1,856,218	1,391,467
Less: valuation allowance	(1,856,218)	(1,391,467)
Total deferred income tax asset	$-	$-

The valuation allowance for the years ended August 31, 2017 and 2016 increased by $464,751 and $132,876, respectively, as a result of the Company generating additional net operating losses and additional net operating losses resulting from the merger transaction.

The Company has recorded as of August 31, 2017 a valuation allowance of $1,856,218, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2017 and 2016.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2017 and 2016

The Company has net operating loss carry-forwards of approximately $738,000 and $3,887,000 in the United States and Canada, respectively. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2017, 2016 and 2015 tax years are still subject to audit.

Note 10 – Acquisition of Assets

During the year ended August 31, 2017, the Company acquired certain assets in exchange for a note payable of $399,400 (CAD$500,000) at April 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Note 11 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of August 31, 2017, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $796,745 and $763,339 for the years ended August 31, 2017 and 2016, respectively.

Future minimum annual payments under operating lease agreements for fiscal years ending August 31 are as follows:

Years ending August 31:
2018	$377,830
2019	292,778
2020	187,985
2021	169,376
2022	108,793
Thereafter	54,902
$1,191,664

Note 12 – Subsequent Events

On September 18, 2017, an independent consultant was granted 120,000 stock options of the Company’s common stock with an exercise price of $0.40. Of these, 60,000 options vest on September 18, 2017 and 60,000 options vest on March 18, 2018.

On December 1, 2017, the Company and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock valued at approximately $233,155. The transaction closed on December 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

On December 2, 2017, the Company and certain related party debenture holders of five debentures totaling $5,114,327 (CAD$6,402,512) dated September 30, 2013 with an original due date of September 30, 2016 (see financial note 7 for further details) agreed to extend the due date of the debentures to September 30, 2019.

On December 5, 2017, the related party debenture holders and the Company signed a binding Letter of Intent to convert no less than seventy-five percent (75%) of the debenture value, plus any interest or fees owed, to the Company’s common stock. The per share price to be used for the conversion of each debenture will be the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Accounting Firm

On May 31, 2017, the Company’s Board of Directors terminated the engagement of Warren Averett, LLC (“Warren Averett”) as the Company’s independent registered accounting firm.

Warren Averett’s reports on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the Company’s two most recent fiscal years and through May 31, 2017, there have been no disagreements with Warren Averett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Warren Averett’s satisfaction, would have caused Warren Averett to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

Except as set forth below, for the years ended December 31, 2016 and 2015 and through May 31, 2017, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. In connection with its audit of the Company’s financial statements for the years ended December 31, 2016 and 2015, Warren Averett reported the existence of a material weakness in the Company’s internal control over financial reporting to the Company’s Board of Directors. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weakness which the Company identified in its internal control over financial reporting: a lack of formalized controls and procedures as well as a lack of segregation of duties, as well as the absence of an independent audit committee chair, resulting from the Company’s limited resources.

Engagement of New Independent Registered Accounting Firm

On May 31, 2017, the Company’s Board of Directors appointed AJ Robbins CPA, LLC (“AJ Robbins”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through May 31, 2017, neither the Company nor anyone acting on the Company’s behalf consulted AJ Robbins with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2017. Based upon such evaluation, the President and Principal Financial Officer have concluded that, as of August 31, 2017, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management, under the supervision of the Company’s President and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2017 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Pierre Dalcourt	47	Chairman of the Board of Novo Integrated Sciences, Inc.

Christopher David	58	Principal Executive Officer and Director of Novo Integrated Sciences, Inc.

Klara Radulyne	40	Principal Financial Officer of Novo Integrated Sciences, Inc.

Michael Gaynor	51	Treasurer, Secretary and Director of Novo Integrated Sciences, Inc.

Amanda Dalcourt	46	Chief Executive Officer of Novo Healthnet Limited

Mr. Dalcourt, our Chairman of the Board, is the spouse of Amanda Dalcourt, Chief Executive Officer of NHL. There are no other family relationships among our directors and executive officers.

Biographies

Dr. Pierre P. Dalcourt, D.C. In connection with the closing of the Share Exchange Agreement on May 9, 2017, Dr. Dalcourt was appointed to the Company’s Board of Directors and approved as the Company’s Board Chairman. As a chiropractic business owner, with a core focus and passion serving the masses with a patient centered model, Dr. Dalcourt has had great success creating scalable businesses and high-volume practices combining the wellness approach with sound science. Dr. Dalcourt is a professional health coach and speaker on various stages across North America, as well as a best-selling author having co-written several books on chiropractic, health and self-improvement.

In 1994, Dr. Dalcourt graduated Magna Cum Laude from Canadian Memorial Chiropractic College, Toronto, Ontario. He is a certified acupuncturist, having received his certification from the Medecina Alternativa Institute of Sri Lanka.

Mr. Christopher David. Mr. David was appointed the Company’s Secretary, Treasurer and a Board Director on August 13, 2014. On May 10, 2015, Mr. David was appointed as the Company’s President. Effective May 9. 2017, Mr. David resigned as the Company’s Secretary and Treasurer while maintaining his roles and responsibilities as the Company’s President and a member of the Board of Directors.

Mr. David has been a private venture investor for 23 years in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, bio-tech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 5 years prior to assuming his duties as Secretary, Treasurer and Director of the company in August 2014. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David holds a BA from University of Washington.

Ms. Klara Radulyne, CPA CGA. Ms. Radulyne has served as our Principal Financial Officer since May 9, 2017. Additionally, Ms. Radulyne is the Director of Finance for NHL, managing all accounting and finance functions.

In 2000, Ms. Radulyne acquired her Masters Degree in Accounting and Corporate Valuation from Corvinus University, Budapest, Hungary and immediately commenced her accounting career as a management accountant in a Hungarian utilities industry company. Ms. Radulyne moved to Canada and began her employment with NHL in 2006 as a Junior Accountant. Ms. Radulyne earned her Canadian CGA designation in 2010 and Canadian CPA designation in 2014.

Mr. Michael Gaynor, BScPT, FCAMPT. Mr. Gaynor has served as the Company’s Secretary, Treasurer and a member of the Company’s Board of Directors since May 9, 2017. For over 28 years as a healthcare professional and business owner Mr. Gaynor has delivered a healthcare model that includes best practices and innovation to meet various needs for both his community and his patients. At the core of Mr. Gaynor’s mission is building strong relationships, trust, and rapport which cultivates long-term partnerships, alliances, collaboration, forward momentum and positive results.

In 1994, Mr. Gaynor founded Back on Track Physiotherapy & Health Centres which has grown into eight multidisciplinary health and wellness centres of excellence in the Ottawa Canada marketplace. During these 23 years, Mr. Gaynor has proven his capacity to simultaneously practice his healthcare professional trade while also being responsible for business development, marketing and operations. The Back on Track expansion model has been centered on organic business development combined with turnarounds and transitional growth via clinic acquisitions and strategic partnerships.

In 2013, Back on Track was acquired by NHL. Mr. Gaynor joined the NHL team as managing partner and Chief Operating Officer. Currently, Mr. Gaynor is an integral contributor to NHL’s strategic planning, ongoing growth and business development.

Mr. Gaynor graduated from Queen’s University in 1989 with a Bachelor of Science in Physical Therapy. Mr. Gaynor has undertaken numerous post graduate studies in a variety of areas including manual therapy, orthopaedics, sports medicine, rehabilitation exercise, acupuncture, as well as practice management and business development, and is committed to the continuing education process. In 1999, as a Fellow of the Canadian Academy Manipulative Physiotherapists (CAMPT), Mr. Gaynor received his Diploma of Advanced Manual & Manipulative Physiotherapy from the Canadian Physiotherapy Association (CPA). He has been an assistant instructor in post-graduate studies for physiotherapists within the Orthopedic Division of the CPA and was the former president of the national capital district of the CPA’s orthopedic division.

Amanda Dalcourt, Reg PT, Dip MDT. Ms. Dalcourt has served as NHL’s Chief Executive Officer since 2015. Ms. Dalcourt is a registered physiotherapist and ADP authorizer with a post-graduate Diploma in Mechanical Diagnosis and Therapy and over 20 years of clinical experience. As Co-Founder and Chief Executive Officer of NHL and Novo Peak Health, Inc., Ms. Dalcourt has been instrumental in the development of client-centered diagnostic, rehabilitative and treatment programs for in-clinic, long-term care and retirement home patients in communities throughout Ontario, Canada. In 2011, Ms. Dalcourt was named Northern Ontario Business Association’s Entrepreneur of the Year. She has co-authored five books and maintains her certifications as a physiotherapist.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Mr. David, our President, and Ms. Dalcourt, Chief Executive Officer of NHL, and Enzo Cirillo, our former Interim Chief Executive Officer (collectively, our “Named Executive Officers”).

2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary		Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Christopher David	2017	$26,000		$0	$0	$ 551,973	(1)	$0	$577,973
President	2016	$0		$0	$0	$30,000		$0	$30,000

Amanda Dalcourt	2017	$112,849	(2) (3)	$0	$0	$0		$0	$112,849
Chief Executive Officer of Novo Healthnet Limited	2016	$109,195	(2) (4)	$0	$0	$0		$0	$109,195

Enzo Cirillo	2017	$0		$0	$0	$0		$0	$0
Former Interim Chief Executive Officer (5)	2016	$0		$0	$0	$0		$0	$0

(1)	Represents the aggregate grant date fair value amount attributable to an option grant. On April 28, 2017, the Board granted Mr. David an option to purchase 750,000 shares of our common stock at an exercise price of $0.62. The option, which has a 5-year term expiring April 28, 2022, vested upon grant. See Note 8 to our audited financial statements included elsewhere herein for assumptions used to determine the aggregate grant date fair value of the option grant.
(2)	Ms. Dalcourt’s salary consists of a management consulting fee, and a professional fee for physiotherapy services provided to patients.
(3)	Represents $102,690 in management consulting fees, and $10,159 for professional physiotherapy services.
(4)	Represents $76,713 in management consulting fees, and $32,482 for professional physiotherapy services.
(5)	Mr. Cirillo ceased to be an executive officer on May 9, 2017.

On February 19, 2016, the Company entered into a Future Services Agreement (the “Future Services Agreement”) with Mr. David regarding his services as a President, Secretary and Treasurer. The Future Services Agreement was set to terminate on December 31, 2017. Pursuant to the terms of the Future Services Agreement, the Company agreed to grant Mr. David an option to purchase 1,000,000 shares of common stock at a purchase price of $0.16 per share, 50% of which vested upon execution of the agreement and 50% of which vested on the first anniversary of the grant date, February 19, 2017. The option expire five years from that date.

On July 12, 2017, Mr. David and the Company entered into a six-month Employment Agreement (the “Employment Agreement”) with Mr. David regarding his services as our President. This Employment Agreement replaces the Future Services Agreement, dated February 19, 2016. The Employment Agreement provides that Mr. David will receive compensation in the form of (1) a monthly salary of $8,000; and (2) a grant to Mr. David a 5-year option to purchase 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.32 per share. The option will vest on July 12, 2018 and expire on July 12, 2022.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2017

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	1,500,000	0	0	$0.16	6/29/20
	1,000,000	0	0	$0.16	2/19/21
	750,000	0	0	$0.62	4/28/22
	0	1,000,000	0	$0.44	7/12/22

Amanda Dalcourt	0	0	0	0	0

Enzo Cirillo (1)	1,500,000	0	0	$0.16	6/29/20

(1)	Mr. Cirillo ceased to be an executive officer on May 9, 2017.

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of August 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	4,987,500	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the number of shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”). Because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

On September 8, 2015, the Company adopted the 2015 Plan, which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2017 and 2016, the Company did not grant any awards under the 2015 Plan. As of August 31, 2017, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

PRINCIPAL STOCKHOLDERS

The following table sets forth as of November 25, 2017 certain information with respect to the beneficial ownership of the Company’s Common Stock by:

●	each of the Named Executive Officers and directors,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s Common Stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 201,837,254 shares issued and outstanding as of November 25, 2017. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Christopher David	4,103,100	(1)	2.0%
Amanda Dalcourt	31,881,507	(2)	15.8%
Enzo Cirillo (3)	15,431,276	(4)	7.6
Pierre Dalcourt	31,881,507	(2)	15.8
Michael Gaynor	16,779,740	(5)	8.3
All directors and executive officers as a group (5 persons)	52,764,347	(6)	25.7%
5% Stockholders:
ALMC-ASAP Holdings, Inc.	119,386,158	(7)	59.1%

(1)	Includes 3,250,000 shares that may be acquired upon exercise of vested options.
(2)	Represents shares owned by 1218814 Ontario Inc., which is 50% owned by Pierre Dalcourt, the Company’s Chairman of the Board, and 50% owned by Amanda Dalcourt, NHL’s Chief Executive Officer. 1218814 Ontario Inc.’s shares are held by the Dalcourt Family Trust. Mr. Dalcourt and Ms. Dalcourt are co-trustees of the Dalcourt Family Trust and share voting and depository power over these shares.

(3)	Mr. Cirillo ceased to be an executive officer of the Company on May 9, 2017.
(4)	Includes 13,349,776 shares owned by 2367416 Ontario Inc., which is wholly owned by Mr. Cirillo. Mr. Cirillo has voting and depository power over these shares. Also includes 1,500,000 shares that may be acquired upon exercise of vested options.
(5)	Represents shares owned by Michael Gaynor Family Trust. Mr. Gaynor is trustee of Michael Gaynor Family Trust and has voting and depository power over these shares.
(6)	Includes 3,250,000 shares that may be acquired upon exercise of vested options.
(7)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. Robert Mattacchione and Emily Mattacchione are co-trustees of the Mattacchione Family Trust and share voting and depository power over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At August 31, 2017, the Company had outstanding advances totaling $1,812,613 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts owed by the Company are non-interest bearing and payable upon demand.

At August 31, 2017, the Company had debentures totaling $5,114,327 due to the following related parties:

●	$810,399 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company;

●	$309,928 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer and director of the Company;

●	$2,396,400 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione is a greater than 5% shareholder of the Company; and

●	$1,597,600 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Warren Averett served as our independent registered public accountants until May 31, 2017. In connection with the closing of the Share Exchange Agreement, on May 31, 2017, our board of directors terminated Warren Averett’s engagement and appointed AJ Robbins as the Company’s new independent registered accounting firm. The following table shows the fees that were billed for the audit and other services provided by AJ Robbins for the fiscal years ended August 31, 2017 and 2016.

	Fiscal Year Ended August 31,
	2017	2016
Audit Fees	$105,250	$—
Audit-Related Fees	37,000	—
Tax Fees	14,000	—
All Other Fees	0	—
Total	$156,250	$—

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Board of Directors Pre-Approval Process, Policies and Procedures

All audit and permissible non-audit services provided by our independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management periodically report to the board of directors regarding the extent of services provided by the independent registered public accounting firm. Consistent with the board of directors’ policy, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

10.1+	Future Services Agreement between Christopher David dated as of February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016).

10.2+	Employment Agreement, entered into on July 12, 2017 and effective July 1, 2017, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.3+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.4	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.5	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.6	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

21.1*	Subsidiaries of the Company.

23.1*	Consent of AJ Robbins CPA, LLC, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: December 8, 2017	By:	/s/ Christopher David
Christopher David, President
(principal executive officer)

Dated: December 8, 2017	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 8, 2017	By:	/s/ Christopher David
Christopher David, President and Director (principal executive officer)

Dated: December 8, 2017	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: December 8, 2017	By:	/s/ Pierre Dalcourt
Pierre Dalcourt, Chairman of the Board

Dated: December 8, 2017	By:	/s/ Michael Gaynor
Michael Gaynor, Director

