Form 10-Q
period 2017-11-30
Novo Integrated Sciences, Inc.
filed 2018-01-12
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

N/A

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

There were 202,221,364 shares of the Registrant’s $0.001 par value common stock outstanding as of January 9, 2018.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2017 (unaudited) and August 31, 2017

	November 30, 2017	August 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,295,632	$1,896,572
Accounts receivable, net	1,288,959	1,128,898
Other receivables	380,289	372,024
Prepaid expenses and other current assets	192,033	252,536
Total current assets	3,156,913	3,650,030

Property and equipment, net	283,874	302,951
Acquisition deposits	1,128,987	1,162,009
Goodwill	388,050	399,400
TOTAL ASSETS	$4,957,824	$5,514,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,574,656	$1,703,342
Accrued expenses	360,579	341,657
Accrued interest (principally to related parties)	437,509	403,119
Due to related parties	1,589,001	1,812,613
Notes payable, current portion	6,073	13,171
Total current liabilities	3,967,818	4,273,902

Debentures, related parties	4,968,990	5,114,327
Notes payable, net of current portion	402,368	414,351
TOTAL LIABILITIES	9,339,176	9,802,580

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS' DEFICIT
Novo Integrated Sciences, Inc.
Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2017 and August 31, 2017
Common stock; $0.001par value; 499,000,000 shares authorized; 201,837,254 and 201,837,254 shares issued and outstanding at November 30, 2017 and August 31, 2017	201,837	201,837
Additional paid-in capital	3,524,308	3,381,643
Other comprehensive income	1,365,031	1,240,844
Accumulated deficit	(9,449,265)	(9,091,977)
Total Novo Integrated Sciences, Inc. stockholders' deficit	(4,358,089)	(4,267,653)
Noncontrolling interest	(23,263)	(20,537)
Total stockholders' deficit	(4,381,352)	(4,288,190)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,957,824	$5,514,390

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended November 30, 2017 and 2016 (unaudited)

	Three Months Ended
	November 30, 2017	November 30, 2016
	(unaudited)	(unaudited)

Revenues	$2,253,737	$1,818,139

Cost of revenues	1,407,693	1,164,113

Gross profit	846,044	654,026

Operating expenses:
Selling expenses	38,139	10,301
General and administrative expenses	980,275	580,864
Total operating expenses	1,018,414	591,165

Income (loss) from operations	(172,370)	62,861

Non operating income (expense)
Interest income	51	10,978
Interest expense	(134,153)	(117,088)
Total other income (expense)	(134,102)	(106,110)

Loss before income taxes	(306,472)	(43,249)

Income tax expense	54,216	-

Net loss	$(360,688)	$(43,249)

Net loss attributed to noncontrolling interest	(3,400)	(1,727)

Net loss attributed to Novo Integrated Sciences, Inc.	$(357,288)	$(41,522)

Comprehensive income (loss):
Net loss	(360,688)	(43,249)
Foreign currency translation gain	124,187	161,143
Comprehensive income (loss):	$(236,501)	$117,894

Weighted average common shares outstanding - basic and diluted	201,837,254	167,797,406

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2017 and 2016 (unaudited)

	Three Months Ended
	November 30, 2017	November 30, 2016
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,688)	$(43,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,998	15,580
Fair value of vested stock options	142,665	-
Changes in operating assets and liabilities:
Accounts receivable	(197,389)	(47,705)
Prepaid expenses and other current assets	54,786	20,459
Accounts payable	(82,701)	(19,698)
Accrued expenses	29,415	25,934
Accrued interest	47,099	83,132
Net cash provided by (used in) operating activities	(351,815)	34,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(4,242)	(14,149)
Amounts loaned for other receivables	(19,351)	-
Repayments of other receivables	-	376,850
Net cash provided by (used in) investing activities	(23,593)	362,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from related parties	(176,804)	(192,388)
Payments on notes payable	(7,121)	(10,097)
Net cash used in financing activities	(183,925)	(202,485)

Effect of exchange rate changes on cash and equivalents	(41,607)	(4,829)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(600,940)	189,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,896,572	110,315

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,295,632	$300,155

CASH PAID FOR:
Interest	$99,763	$53,855
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2017 and 2016 (unaudited)

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the results for the year ending August 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	November 30, 2017	November 30, 2016	August 31, 2017

Period end: CAD to USD exchange rate	$0.7761	$0.7447	$0.7988
Average period: CAD to USD exchange rate	$0.7973	$0.7537

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2017 and August 31, 2017, the allowance for uncollectible accounts receivable was $474,376 and $507,636, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2017 and August 31, 2017, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $388,050 at November 30, 2017 related to its acquisition of Apka Health, Inc. during fiscal year ended August 31, 2017. As of August 31, 2017, the Company performed the required impairment review. Based on its review at August 31, 2017, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,128,987 at November 30, 2017.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of November 30, 2017 and August 31, 2017, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 7,980,000 options/warrants outstanding as of November 30, 2017. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains of $1,365,031 and $1,240,844 at November 30, 2017 and August 31, 2017, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company that are non-interest bearing and payable upon demand.

Note 4 – Other Receivables

Other receivables at November 30, 2017 and August 31, 2017 consisted of the following:

	November 30, 2017	August 31, 2017
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; due November 15, 2016.	$-	$39,940
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrues interest at 12% per annum; secured by certain assets; due May 23, 2018.	291,037	299,550
Advance to corporation; non-interest bearing; unsecured; payable upon demand	31,044	32,534
Advance to corporation; non-interest bearing; unsecured; payable upon demand	58,208	-
Total other receivables	$380,289	$372,024

Note 5 – Property and Equipment

Property and equipment at November 30, 2017 and August 31, 2017 consisted of the following:

	November 30, 2017	August 31, 2017
Leasehold Improvements	$320,607	$329,985
Clinical equipment	167,524	177,514
Computer equipment	21,345	21,020
Office equipment	23,628	24,319
Furniture and fixtures	25,854	18,218
	558,958	571,056
Accumulated depreciation	(275,084)	(268,105)
Total	$283,874	$302,951

Depreciation expense for the three months ended November 30, 2017 and 2016 was $14,998 and $15,580, respectively.

Note 6 – Notes Payable

Notes payable at November 30, 2017 and August 31, 2017 consisted of the following:

	November 30, 2017	August 31, 2017
Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $3,567; unsecured; due October 2017. This note has been fully repaid.	-	7,134
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 21, 2019.	388,050	399,400
Notes payable assumed with acquisition; accrues interest at 6% per annum; monthly principal and interest payment of $619; unsecured; due April 8, 2019.	20,391	20,988
	408,441	427,522
Current portion	(6,073)	(13,171)
Long-term portion	$402,368	$414,351

Aggregate future maturities of notes payable as of November 30 are as follows:

Twelve months ending November 30,
2018	$6,073
2019	402,368
$408,441

Note 7 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling $4,968,990 (CAD$6,402,512) at November 30, 2017 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On December 5, 2017, the debenture holders and the Company signed a binding Letter of Intent to convert no less than seventy-five percent (75%) of the debenture value plus any interest or fees owed to the Company’s common stock. The per share price to be used for the conversion of each debenture will be the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price.

Note 8 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2017 and August 31, 2017 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At November 30, 2017 and August 31, 2017 there were 201,837,254 and 201,837,254 common shares issued and outstanding, respectively.

Stock options/warrants

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

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2017	7,860,000	$0.266	3.53	$660,000
Granted	120,000	0.400
Forfeited	-
Exercised	-
Outstanding, November 30, 2017	7,980,000	0.268	3.56	1,797,200
Exercisable, November 30, 2017	6,920,000	$0.259	3.36	$1,653,600

The exercise price for options/warrants outstanding at November 30, 2017:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
5,500,000	$0.16	5,500,000	$0.16
1,000,000	0.32	-	0.32
120,000	0.40	60,000	0.40
100,000	0.50	100,000	0.50
1,000,000	0.62	1,000,000	0.62
250,000	0.80	250,000	0.80
10,000	2.00	10,000	2.00
7,980,000		6,920,000

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

For options granted during fiscal year 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.39 and the weighted-average exercise price of such options/warrants was $0.40. No options were granted during fiscal 2018 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $142,665 during the three months ended November 30, 2017. At November 30, 2017, the unamortized stock option expense was $286,413.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.5%
Expected life of the options	2.5 years
Expected volatility	323%
Expected dividend yield	0%

Note 9 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of November 30, 2017, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $191,940 and $193,501 for the three months ended November 30, 2017 and 2016, respectively.

Note 10 – Subsequent Events

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

On December 2, 2017, the Company and certain related party debenture holders of five debentures totaling $4,968,990 (CAD$6,402,512) dated September 30, 2013 with an original due date of September 30, 2016 (see Note 7 for further details) agreed to extend the due date of the debentures to September 30, 2019.

On December 5, 2017, the related party debenture holders and the Company signed a binding Letter of Intent to convert no less than 75% of the debenture value, plus any interest or fees owed, to the Company’s common stock. The per share price to be used for the conversion of each debenture will be the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

On December 26, 2017, the Company entered into a binding letter of intent (the “LOI”) with Brands International Corporation (“Brands”), pursuant to which the Company agreed to acquire 60% of the issued and outstanding shares of Brands in exchange for the arrangement of secured debt financing in the amount of CAD$2,350,000 (approximately $1,873,256 per the Bank of Canada posted exchange rate of 0.7977 on December 29, 2017) arranged or provided by the Company (the “Acquisition”). Upon completion of the Acquisition, the Company will own 60% of Brands’ issued and outstanding shares and Brands will be a partially-owned subsidiary of the Company. In connection with the Acquisition, the Company will enter into a shareholder agreement with Mark Rubinoff and a management agreement with Mark Rubinoff and DJ Robinoff. In addition, pursuant to the terms of the LOI, the Company agreed to provide Mark Rubinoff with a buyout structure for the remaining 40% of Brands’ shares with a trigger date of 24 months from the closing of the Acquisition.

The parties to the LOI agreed to proceed reasonably and in good faith toward negotiation and execution of a definitive acquisition agreement (a “Definitive Agreement”), and to use their commercially reasonable best efforts to obtain necessary board, stockholder and regulatory approvals and third party consents.

The parties to the LOI also agreed that from the date of the LOI until the earlier of January 30, 2018 (the “Termination Date”) and the date the parties enter into a Definitive Agreement, the parties and their respective directors, officers, agents and representatives will not:

●	solicit, initiate or encourage the initiation of any expression of interest, inquiries or proposals regarding, constituting or that may reasonably be expected to lead to any merger, amalgamation, takeover bid, tender offer, arrangement, recapitalization, liquidations, dissolution, share exchange, sale of material assets involving the parties or a proposal or offer to do so (the “Acquisition Proposal”) (including without limitation, any grant of an option or other right to take any such action);

●	participate in any discussions or negotiations regarding an Acquisition Proposal;

●	accept or enter into, or propose publicly to accept or enter into, any agreement, letter of intent, memorandum of understanding or any arrangement in respect of an Acquisition Proposal; and

●	otherwise cooperate in any way, assist or participate in, facilitate or encourage any effort or attempt by any person to do any of the foregoing.

In addition, Brands agreed not to solicit funds in any secured or unsecured debt form resulting in a change in the company’s financials unless the Company is made aware of such solicitation in writing.

If the Definitive Agreement is not negotiated and executed by both parties on or before the Termination Date, or such other date as agreed to by the parties in writing, the terms of the LOI will be of no further force or effect except for the confidentiality, costs and governing laws provisions, which sections will remain in effect for a period of one year following the date on which the LOI is terminated.

On December 29, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Christopher David, the Company’s President and a member of the board of directors, effective January 1, 2018. The Employment Agreement terminates on July 30, 2018, subject to the termination provisions contained in the Employment Agreement.

Pursuant to the terms of the Employment Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option (the “Option”) to purchase 2,000,000 shares of the Company’s restricted common stock at an exercise price of $0.42 per share. The Option vested on December 29, 2017.

Pursuant to the terms of the Employment Agreement, the Company may terminate Mr. David at any time, with or without Cause (as defined below); provided, however, that if the Company terminates Mr. David without Cause:

(a) The Option shall be deemed fully vested effective as of December 29, 2017, and is not subject to revocation or return, and

(b) The Company will continue to owe Mr. David his monthly salary through July 30, 2018.

“Cause” means Mr. David must have (i) been willful, gross or persistent in his inattention to his duties or he committed acts which constitute willful or gross misconduct and, after written notice of the same, has been given the opportunity to cure the same within 30 days after such notice, and (ii) been found guilty of having committed a fraud against the Company.

On December 29, 2017, the Company granted the Option to Mr. David pursuant to that certain Option to Purchase Common Stock (the “Option Agreement”). The Option Agreement provides for the cashless exercise of all or a portion of the Option, or exercise through payment of the exercise price in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended August 31, 2017.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview of the Company

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

Acquisition of Executive Fitness Leaders

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

Extension of Due Date of Debentures

On December 2, 2017, the Company and certain related party debenture holders of five debentures totaling $5,114,327 (CAD$6,402,512) dated September 30, 2013 with an original due date of September 30, 2016 (see financial note 7 for further details) agreed to extend the due date of the debentures to September 30, 2019.

Agreement to Convert Debentures

On December 5, 2017, the related party debenture holders and the Company signed a binding Letter of Intent to convert no less than 75% of the debenture value, plus any interest or fees owed, to the Company’s common stock. The per share price to be used for the conversion of each debenture will be the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

Brands International Corporation Letter of Intent

On December 26, 2017, the Company entered into a binding letter of intent (the “LOI”) with Brands International Corporation (“Brands”), pursuant to which the Company agreed to acquire 60% of the issued and outstanding shares of Brands in exchange for the arrangement of secured debt financing in the amount of CAD$2,350,000 (approximately $1,873,256 per the Bank of Canada posted exchange rate of 0.7977 on December 29, 2017) arranged or provided by the Company (the “Acquisition”). Upon completion of the Acquisition, the Company will own 60% of Brands’ issued and outstanding shares and Brands will be a partially-owned subsidiary of the Company. In connection with the Acquisition, the Company will enter into a shareholder agreement with Mark Rubinoff and a management agreement with Mark Rubinoff and DJ Robinoff. In addition, pursuant to the terms of the LOI, the Company agreed to provide Mark Rubinoff with a buyout structure for the remaining 40% of Brands’ shares with a trigger date of 24 months from the closing of the Acquisition.

The parties to the LOI agreed to proceed reasonably and in good faith toward negotiation and execution of a definitive acquisition agreement (a “Definitive Agreement”), and to use their commercially reasonable best efforts to obtain necessary board, stockholder and regulatory approvals and third party consents.

The parties to the LOI also agreed that from the date of the LOI until the earlier of January 30, 2018 (the “Termination Date”) and the date the parties enter into a Definitive Agreement, the parties and their respective directors, officers, agents and representatives will not:

●	solicit, initiate or encourage the initiation of any expression of interest, inquiries or proposals regarding, constituting or that may reasonably be expected to lead to any merger, amalgamation, takeover bid, tender offer, arrangement, recapitalization, liquidations, dissolution, share exchange, sale of material assets involving the parties or a proposal or offer to do so (the “Acquisition Proposal”) (including without limitation, any grant of an option or other right to take any such action);

●	participate in any discussions or negotiations regarding an Acquisition Proposal;

●	accept or enter into, or propose publicly to accept or enter into, any agreement, letter of intent, memorandum of understanding or any arrangement in respect of an Acquisition Proposal; and

●	otherwise cooperate in any way, assist or participate in, facilitate or encourage any effort or attempt by any person to do any of the foregoing.

In addition, Brands agreed not to solicit funds in any secured or unsecured debt form resulting in a change in the company’s financials unless the Company is made aware of such solicitation in writing.

If the Definitive Agreement is not negotiated and executed by both parties on or before the Termination Date, or such other date as agreed to by the parties in writing, the terms of the LOI will be of no further force or effect except for the confidentiality, costs and governing laws provisions, which sections will remain in effect for a period of one year following the date on which the LOI is terminated.

David Employment Agreement & Option Grant

On December 29, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Christopher David, the Company’s President and a member of the board of directors, effective January 1, 2018. The Employment Agreement terminates on July 30, 2018, subject to the termination provisions contained in the Employment Agreement.

Pursuant to the terms of the Employment Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option (the “Option”) to purchase 2,000,000 shares of the Company’s restricted common stock at an exercise price of $0.42 per share. The Option vested on December 29, 2017.

Pursuant to the terms of the Employment Agreement, the Company may terminate Mr. David at any time, with or without Cause (as defined below); provided, however, that if the Company terminates Mr. David without Cause:

(a) The Option shall be deemed fully vested effective as of December 29, 2017, and is not subject to revocation or return, and

(b) The Company will continue to owe Mr. David his monthly salary through July 30, 2018.

“Cause” means Mr. David must have (i) been willful, gross or persistent in his inattention to his duties or he committed acts which constitute willful or gross misconduct and, after written notice of the same, has been given the opportunity to cure the same within 30 days after such notice, and (ii) been found guilty of having committed a fraud against the Company.

On December 29, 2017, the Company granted the Option to Mr. David pursuant to that certain Option to Purchase Common Stock (the “Option Agreement”). The Option Agreement provides for the cashless exercise of all or a portion of the Option, or exercise through payment of the exercise price in cash.

For the three months ended November 30, 2017 compared to the three months ended November 30, 2016

Revenues for the three months ended November 30, 2017 were $2,253,737, representing an increase of $435,598, or 24.0%, from $1,818,139 for the same period in 2016. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisition of Apka Health, Inc. in April 2017.

Cost of revenues for the three months ended November 30, 2017 were $1,407,693, representing an increase of $243,580, or 20.9%, from $1,164,113 for the same period in 2016. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 62.5% for the three months ended November 30, 2017 and 64.0% for same period in 2016. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the three months ended November 30, 2017 were $1,018,414, representing an increase of $427,249, or 72.3%, from $591,165 for the same period in 2016. The increase in operating costs is attributed to stock-based compensation of $142,665 for the three months ended November 30, 2017 (there was no stock-based compensation for the same period in 2016), as well as an increase in both operating payroll expenses and professional fees.

Interest expense for the three months ended November 30, 2017 was $134,153, representing an increase of $17,065, or 14.6%, from $117,088 for the same period in 2016. The increase is due to interest during the three months ended November 30, 2017 related to payroll withholdings originating in fiscal years 2014 and 2015.

Net loss for the three months ended November 30, 2017 was $360,688, representing an increase of $317,439, or 734.0%, from $43,249 for the same period in 2016. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended November 30, 2017, the Company had a net loss of $360,688.

During the three months ended November 30, 2017, the Company used cash in operating activities of $351,815 compared to generating cash from operations of $34,453 for the same period in 2016. The principal reason for the decrease is the additional net loss incurred during the three months ended November 30, 2017 as compared to the same period in 2016 and a larger increase in accounts receivable during the three months ended November 30, 2017 compared to the same period in 2016.

During the three months ended November 30, 2017, the Company used cash in investing activities of $23,593 compared to cash provided by investing activities of $362,701 for the same period in 2016. The principal reason for the change is the repayment of other receivables during the three months ended November 30, 2016.

During the three months ended November 30, 2017, the Company used cash of $183,925 from financing activities compared to $202,485 for the same period in 2016. The principal reason for the decrease is due to repayments of amounts due to related parties.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2017. Based upon such evaluation, the Company’s President and Principal Financial Officer have concluded that, as of November 30, 2017, the Company’s disclosure controls and procedures were not effective. The Company’s disclosure controls and procedures were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth herein, as of the date of this Quarterly Report on Form 10-Q, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: January 12, 2018	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

