Form 10-Q
period 2018-02-28
Novo Integrated Sciences, Inc.
filed 2018-04-12
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

There were 214,673,720 shares of the Registrant’s $0.001 par value common stock outstanding as of April 9, 2018.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2018 (unaudited) and August 31, 2017

	February 28, 2018	August 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,036,602	$1,896,572
Accounts receivable, net	1,348,847	1,128,898
Other receivables	402,112	372,024
Prepaid expenses and other current assets	217,286	252,536
Total current assets	3,004,847	3,650,030

Property and equipment, net	314,442	302,951
Acquisition deposits	1,135,824	1,162,009
Goodwill	616,832	399,400
TOTAL ASSETS	$5,071,945	$5,514,390

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,743,738	$1,703,342
Accrued expenses	291,098	341,657
Accrued interest (principally to related parties)	142,207	403,119
Due to related parties	880,915	1,812,613
Notes payable, current portion	6,205	13,171
Total current liabilities	3,064,163	4,273,902

Debentures, related parties	1,249,770	5,114,327
Notes payable, net of current portion	404,710	414,351
TOTAL LIABILITIES	4,718,643	9,802,580

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Novo Integrated Sciences, Inc.
Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 28, 2018 and August 31, 2017
Common stock; $0.001par value; 499,000,000 shares authorized; 214,673,720 and 201,837,254 shares issued and outstanding at February 28, 2018 and August 31, 2017	214,674	201,837
Additional paid-in capital	9,834,276	3,381,643
Other comprehensive income	1,153,503	1,240,844
Accumulated deficit	(10,823,822)	(9,091,977)
Total Novo Integrated Sciences, Inc. stockholders’ equity (deficit)	378,631	(4,267,653)
Noncontrolling interest	(25,329)	(20,537)
Total stockholders’ equity (deficit)	353,302	(4,288,190)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,071,945	$5,514,390

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 28, 2018 and 2017 (unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,145,919	$1,834,620	$4,399,656	$3,652,759

Cost of revenues	1,307,596	1,189,908	2,715,289	2,354,021

Gross profit	838,323	644,712	1,684,367	1,298,738

Operating expenses:
Selling expenses	30,601	8,259	68,740	18,560
General and administrative expenses	1,934,479	589,378	2,914,754	1,170,242
Total operating expenses	1,965,080	597,637	2,983,494	1,188,802

Income (loss) from operations	(1,126,757)	47,075	(1,299,127)	109,936

Non operating income (expense)
Interest income	160	11,010	211	21,988
Interest expense	(304,132)	(114,617)	(438,285)	(231,705)
Total other income (expense)	(303,972)	(103,607)	(438,074)	(209,717)

Loss before income taxes	(1,430,729)	(56,532)	(1,737,201)	(99,781)

Income tax expense (benefit)	(54,216)	-	-	-

Net loss	$(1,376,513)	$(56,532)	$(1,737,201)	$(99,781)

Net loss attributed to noncontrolling interest	(1,956)	(2,764)	(5,356)	(4,491)

Net loss attributed to Novo Integrated Sciences, Inc.	$(1,374,557)	$(53,768)	$(1,731,845)	$(95,290)

Comprehensive loss:
Net loss	(1,376,513)	(56,532)	(1,737,201)	(99,781)
Foreign currency translation gain (loss)	(211,528)	(94,248)	(87,341)	66,895
Comprehensive loss:	$(1,588,041)	$(150,780)	$(1,824,542)	$(32,886)

Weighted average common shares outstanding - basic and diluted	206,091,162	167,797,406	203,953,457	167,797,406

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2018 and 2017 (unaudited)

	Six Months Ended
	February 28, 2018	February 28, 2017
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,737,201)	$(99,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,719	30,540
Fair value of vested stock options	1,109,416	-
Changes in operating assets and liabilities:
Accounts receivable	(250,133)	(318,228)
Prepaid expenses and other current assets	30,326	31,770
Accounts payable	80,084	89,904
Accrued expenses	(43,843)	1,615
Accrued interest	303,699	158,039
Net cash used in operating activities	(474,933)	(106,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(43,431)	(17,320)
Amounts loaned for other receivables	(39,215)	-
Repayments of other receivables	-	377,550
Net cash provided by (used in) investing activities	(82,646)	360,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to related parties	(263,403)	(202,314)
Payments on notes payable	(7,108)	(57,986)
Net cash used in financing activities	(270,511)	(260,300)

Effect of exchange rate changes on cash and equivalents	(31,880)	(1,040)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(859,970)	(7,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,896,572	110,315

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,036,602	$103,064

CASH PAID FOR:
Interest	$128,098	$81,598
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2018 and 2017 (unaudited)

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

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, private personal training and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 150 affiliate clinics, retirement homes, long-term care facilities and institutional locations throughout Canada. Directly and indirectly through our contractual relationships, we provide our specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

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

On May 9, 2017, our Board of Directors determined, in connection with the closing of the Exchange, to change our fiscal year end from December 31 to August 31 but did not memorialize such determination in writing. On July 17, 2017, the Board ratified and memorialized in writing its May 9, 2017 determination regarding the change in fiscal year end.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three and six months ended February 28, 2018 are not necessarily indicative of the results for the year ending August 31, 2018.

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

	February 28, 2018	February 28, 2017	August 31, 2017

Period end: CAD to USD exchange rate	$0.7808	$0.7548	$0.7988
Average period: CAD to USD exchange rate	$0.7959	$0.7551

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 28, 2018 and August 31, 2017, the allowance for uncollectible accounts receivable was $484,145 and $507,636, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 28, 2018 and August 31, 2017, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At February 28, 2018, the Company recorded goodwill of $390,400 and $226,432, respectively, related to its acquisition of Apka Health, Inc. during fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,135,824 and $1,162,009 at February 28, 2018 and August 31, 2017, respectfully.

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

As of February 28, 2018 and August 31, 2017, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,030,000 options/warrants outstanding as of February 28, 2018. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian $. Translation gains of $1,153,503 and $1,240,844 at February 28, 2018 and August 31, 2017, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company that are payable upon demand.

On January 31, 2018, a related party converted $813,125 of outstanding amounts loaned to the Company into 1,976,483 shares of the Company’s common stock. The per share price used for the conversion of this loan was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price. At February 28, 2018, the amount due to related parties was $880,915.

Note 4 – Other Receivables

Other receivables at February 28, 2018 and August 31, 2017 consisted of the following:

	February 28, 2018	August 31, 2017
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; due November 15, 2016.	$-	$39,940
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrues interest at 8% per annum; secured by certain assets; due May 23, 2018.	292,800	299,550
Advance to corporation; non-interest bearing; unsecured; payable upon demand	31,232	32,534
Advance to corporation; non-interest bearing; unsecured; payable upon demand	78,080	-
Total other receivables	$402,112	$372,024

Note 5 – Property and Equipment

Property and equipment at February 28, 2018 and August 31, 2017 consisted of the following:

	February 28, 2018	August 31, 2017
Leasehold Improvements	$331,696	$329,985
Clinical equipment	204,013	177,514
Computer equipment	23,113	21,020
Office equipment	23,771	24,319
Furniture and fixtures	26,010	18,218
	608,603	571,056
Accumulated depreciation	(294,161)	(268,105)
Total	$314,442	$302,951

Depreciation expense for the six months ended February 28, 2018 and 2016 was $32,719 and $30,540, respectively.

Note 6 – Notes Payable

Notes payable at February 28, 2018 and August 31, 2017 consisted of the following:

	February 28, 2018	August 31, 2017
Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $3,567; unsecured; due October 2017. This note has been fully repaid.	-	7,134
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	390,400	399,400
Notes payable to financial institution assumed with acquisition; accrues interest at 6% per annum; monthly principal and interest payment of $623; unsecured; due April 8, 2019.	20,515	20,988
	410,915	427,522
Current portion	(6,205)	(13,171)
Long-term portion	$404,710	$414,351

Aggregate future maturities of notes payable as of February 28 are as follows:

Twelve months ending February 28,
2019	$6,205
2020	404,710
$410,915

Note 7 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 ($4,968,900 at November 30, 2017) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On January 31, 2018, the debenture holders converted seventy-five percent (75%) of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price. At February 28, 2018, the amount of debentures outstanding was $1,249,770.

Note 8 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 28, 2018 and August 31, 2017 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At February 28, 2018 and August 31, 2017 there were 214,673,720 and 201,837,254 common shares issued and outstanding, respectively.

During the six months ended February 28, 2018, the Company issued 384,110 shares of common stock for the acquisition of Executive Fitness Leaders valued at $233,155. The value was based on the closing price of the Company’s common stock on the acquisition date. In addition, during the same period, the Company issued 12,452,356 shares of common stock for the conversion of debt totaling $5,122,899. The per share price used for the conversion was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price.

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

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at February 28, 2018 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2017	7,860,000	$0.27	3.53	$660,000
Granted	2,170,000	0.42
Forfeited	-
Exercised	-
Outstanding, February 28, 2018	10,030,000	0.30	3.44	781,000
Exercisable, February 28, 2018	8,970,000	$0.30	3.32	$781,000

The exercise price for options/warrants outstanding at February 28, 2018:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
5,500,000	$0.16	5,500,000	$0.16
1,000,000	0.32	-	0.32
50,000	0.33	50,000	0.33
120,000	0.40	60,000	0.40
2,000,000	0.42	2,000,000	0.42
100,000	0.50	100,000	0.50
1,000,000	0.62	1,000,000	0.62
250,000	0.80	250,000	0.80
10,000	2.00	10,000	2.00
10,030,000		8,970,000

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

For options granted during fiscal year 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.41 and the weighted-average exercise price of such options/warrants was $0.42. No options were granted during fiscal 2018 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $1,109,416 during the six months ended February 28, 2018. At February 28, 2018, the unamortized stock option expense was $165,515.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.83%
Expected life of the options	2.5 to 3.5 years
Expected volatility	314%
Expected dividend yield	0%

Note 9 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of February 28, 2018, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $409,350 and $387,110 for the six months ended February 28, 2018 and 2017, respectively.

Note 10 – Acquisition of Assets

On December 1, 2017, the Company and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock valued at $233,155. The purchase price was allocated to furniture and equipment of $7,772 and goodwill of $225,383. The transaction closed on December 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Note 11 – Subsequent Events

Michael Gaynor Resignation

On March 15, 2018, Michael Gaynor resigned his position as the Company’s Treasurer. Mr. Gaynor will continue to act as the Company’s Secretary and as a member of the Company’s board of directors.

Emily Mattacchione Appointment

Effective March 15, 2018, Emily Mattacchione was appointed as the Company’s Treasurer. ALMC-ASAP Holdings, Inc. (“ALMC-ASAP”) owns approximately 59.1% of the Company’s outstanding common stock. ALMC-ASAP’s shares are held by the Mattacchione Family Trust. Ms. Mattacchione and her spouse, Robert Mattacchione, are co-trustees of the Mattacchione Family Trust and share voting and depository power over the ALMC-ASAP shares.

At August 31, 2017 and February 28, 2018, the Company had a debenture totaling $2,396,400 and $585,600, respectively, due to ICC Healthnet Canada, Inc. Also, at August 31, 2017 and February 28, 2018, the Company had a debenture totaling $1,597,600 and $390,400 respectively, due to Healthnet Assessment Inc. Each of ICC Healthnet Canada, Inc. and Healthnet Assessment Inc. is owned by Mr. Mattacchione, Ms. Mattacchione’s spouse. The conversion rate used for the respective periods August 31, 2017 and February 28, 2018 is $0.7988 and $0.7808.

Amendment of Brands Letter of Intent

On December 26, 2017, the Company entered into a binding letter of intent (the “LOI”) with Brands International Corporation (“Brands”), pursuant to which the Company agreed to acquire 60% of the issued and outstanding shares of Brands in exchange for the arrangement of secured debt financing in the amount of CAD$2,350,000 (approximately $1,873,256 per the Bank of Canada posted exchange rate of 0.7977 on December 29, 2017) arranged or provided by the Company (the “Acquisition”). Upon completion of the Acquisition, the Company will own 60% of Brands’ issued and outstanding shares and Brands will be a majority-owned subsidiary of the Company. In connection with the Acquisition, the Company will enter into a shareholder agreement with Mark Rubinoff and a management agreement with Mark Rubinoff and DJ Rubinoff. In addition, pursuant to the terms of the LOI, the Company agreed to provide Mark Rubinoff with a buyout structure for the remaining 40% of Brands’ shares with a trigger date of 24 months from the closing of the Acquisition.

The parties to the LOI agreed to proceed reasonably and in good faith toward negotiation and execution of a definitive acquisition agreement, and to use their commercially reasonable best efforts to obtain necessary board, stockholder and regulatory approvals and third party consents.

The LOI provided for a termination date of January 30, 2018. On January 30, 2018, the Company and Brands executed a letter agreement (the “Letter Agreement”) that had the effect of amending the LOI to extend the termination date to March 20, 2018.

On March 16, 2018, the Company and Brands executed Amendment #2 to the LOI, as amended, that had the effect of amending the LOI to extend the termination date to April 20, 2018. The terms of the LOI, as amended, otherwise remain in full force and effect.

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

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, private personal training and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 150 affiliate clinics, retirement homes, long-term care facilities and institutional locations throughout Canada. Directly and indirectly through our contractual relationships, we provide our specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

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

Acquisition of Executive Fitness Leaders

On December 1, 2017, the Company and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance of 384,110 restricted shares of its common stock valued at approximately $233,155. The transaction closed on December 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

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

Brands International Corporation Letter of Intent

On December 26, 2017, the Company entered into a binding letter of intent (the “LOI”) with Brands International Corporation (“Brands”), pursuant to which the Company agreed to acquire 60% of the issued and outstanding shares of Brands in exchange for the arrangement of secured debt financing in the amount of CAD$2,350,000 (approximately $1,873,256 per the Bank of Canada posted exchange rate of 0.7977 on December 29, 2017) arranged or provided by the Company (the “Acquisition”). Upon completion of the Acquisition, the Company will own 60% of Brands’ issued and outstanding shares and Brands will be a partially-owned subsidiary of the Company. In connection with the Acquisition, the Company will enter into a shareholder agreement with Mark Rubinoff and a management agreement with Mark Rubinoff and DJ Rubinoff. In addition, pursuant to the terms of the LOI, the Company agreed to provide Mark Rubinoff with a buyout structure for the remaining 40% of Brands’ shares with a trigger date of 24 months from the closing of the Acquisition.

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

On January 30, 2018, the Company and Brands executed a letter agreement that had the effect of amending the LOI to extend the termination date to March 20, 2018. On March 16, 2018, the Company and Brands executed Amendment #2 to the LOI, as amended, that had the effect of amending the LOI to extend the termination date to April 20, 2018. The terms of the LOI, as amended, otherwise remain in full force and effect.

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

2018 Incentive Plan

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance employees, non-employee directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at February 28, 2018 under the 2018 Plan.

Debt Conversion

On September 30, 2013, NHL issued five debentures totaling approximately $4,968,990 (CAD$6,402,512) at November 30, 2017 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On December 5, 2017, the debenture holders, NHL and the Company signed a binding letter of intent to convert no less than 75% of the respective debenture value plus any interest or fees owed to the Company’s common stock and a per share price equal to the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

On January 31, 2018, each of the debenture holders entered into a debenture amendment with NHL and the Company pursuant to which (i) each debenture holder agreed to convert 75% of the amount owed, both principal and interest, under the respective debenture into shares of Company common stock in lieu of accepting a cash payment for 75% of the amount owed, both principal and interest, and (ii) NHL and the Company agreed to issue to each debenture holder shares of common stock at a Canadian-to-United States dollar exchange rate of 0.8111.

NHL and ALMC-ASAP Holdings Inc. (“ALMC”) are parties to that certain loan agreement dated as of January 19, 2016, as amended (the “Loan Agreement”), totaling approximately $875,988 (CAD$1,080,000). On January 31, 2018, ALMC, NHL and the Company entered into an amendment to the Loan Agreement pursuant to which (i) ALMC agreed to convert 75% of the amount owed, both principal and interest, under the Loan Agreement into shares of Company common stock in lieu of accepting a cash payment for 75% of the amount owed, both principal and interest, and (ii) NHL and the Company agreed that the Company would issue to ALMC shares of the Company’s common stock at a Canadian-to-United States dollar exchange rate of 0.8111.

As a result, on January 31, 2018, the Company issued an aggregate of 12,452,346 shares of common stock to the debenture holders and ALMC.

Officer Changes

On February 1, 2018, Amanda Dalcourt resigned her position as Chief Executive Officer of NHL. Effective February 1, 2018, Ms. Dalcourt will serve as Executive Vice-President of Novo Healthnet Limited’s Eldercare and Long-Term Care divisions and of Novo Peak Health. Also, effective February 1, 2018, Pierre Dalcourt, the Company’s Chairman of the Board, was appointed as Novo Healthnet’s President.

On March 15, 2018, Michael Gaynor resigned his position as the Company’s Treasurer. Mr. Gaynor will continue to act as the Company’s Secretary and as a member of the Company’s board of directors. Effective March 15, 2018, Emily Mattacchione was appointed as the Company’s Treasurer. ALMC-ASAP Holdings, Inc. (“ALMC-ASAP”) owns approximately 59.1% of the Company’s outstanding common stock. ALMC-ASAP’s shares are held by the Mattacchione Family Trust. Ms. Mattacchione and her husband, Robert Mattacchione, are co-trustees of the Mattacchione Family Trust and share voting and depository power over the ALMC-ASAP shares.

At August 31, 2017 and February 28, 2018, the Company had a debenture totaling $2,396,400 and $585,600, respectively, due to ICC Healthnet Canada, Inc. Also, at August 31, 2017 and February 28, 2018, the Company had a debenture totaling $1,597,600 and $390,400 respectively, due to Healthnet Assessment Inc. Each of ICC Healthnet Canada, Inc. and Healthnet Assessment Inc. is owned by Mr. Mattacchione, Ms. Mattacchione’s husband. The conversion rate used for the respective periods August 31, 2017 and February 28, 2018 is $0.7988 and $0.7808.

For the three months ended February 28, 2018 compared to the three months ended February 28, 2017

Revenues for the three months ended February 28, 2018 were $2,145,919, representing an increase of $311,299, or 17.0%, from $1,834,620 for the same period in 2017. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisitions of Apka Health, Inc. in April 2017 and Executive Fitness Leaders in December 2017.

Cost of revenues for the three months ended February 28, 2018 were $1,307,596, representing an increase of $117,688, or 9.9%, from $1,189,908 for the same period in 2017. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 60.9% for the three months ended February 28, 2018 and 64.9% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the three months ended February 28, 2018 were $1,965,080, representing an increase of $1,367,443, or 228.8%, from $597,637 for the same period in 2017. The increase in operating costs is attributed to stock-based compensation of $966,751 for the three months ended February 28, 2018 (there was no stock-based compensation for the same period in 2017), as well as an increase in both operating payroll expenses and professional fees.

Interest expense for the three months ended February 28, 2018 was $304,132, representing an increase of $189,515, or 165.3%, from $114,617 for the same period in 2017. The increase for the three months ended February 28, 2018 is due to interest on debt obligations.

Net loss for the three months ended February 28, 2018 was $1,376,513, representing an increase of $1,319,981, or 2,335%, from $56,532 for the same period in 2017. The increase in net loss is due to the reasons described above.

For the six months ended February 28, 2018 compared to the six months ended February 28, 2017

Revenues for the six months ended February 28, 2018 were $4,399,656, representing an increase of $746,897, or 20.4%, from $3,652,759 for the same period in 2017. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisitions of Apka Health, Inc. in April 2017 and Executive Fitness Leaders in December 2017.

Cost of revenues for the six months ended February 28, 2018 were $2,715,289, representing an increase of $361,268, or 15.3%, from $2,354,021 for the same period in 2017. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 61.7% for the six months ended February 28, 2018 and 64.4% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the six months ended February 28, 2018 were $2,983,494, representing an increase of $1,794,692, or 151.0%, from $1,188,802 for the same period in 2017. The increase in operating costs is attributed to stock-based compensation of $1,109,416 for the six months ended February 28, 2018 (there was no stock-based compensation for the same period in 2017), as well as an increase in both operating payroll expenses and professional fees.

Interest expense for the six months ended February 28, 2018 was $438,285, representing an increase of $206,580, or 89.2%, from $231,705 for the same period in 2017. The increase for the six months ended February 28, 2018 is due to interest on debt obligations and interest related to payroll withholdings originating in fiscal years 2014 and 2015.

Net loss for the six months ended February 28, 2018 was $1,737,201, representing an increase of $1,637,420, or 1,641%, from $99,781 for the same period in 2017. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended February 28, 2018, the Company had a net loss of $1,737,201.

During the six months ended February 28, 2018, the Company used cash in operating activities of $474,933 compared to $106,141 for the same period in 2017. The principal reason for the increase is the additional net loss incurred during the six months ended February 28, 2018 as compared to the same period in 2017 and a larger increase in operating assets and liabilities during the six months ended February 28, 2018 compared to the same period in 2017.

During the six months ended February 28, 2018, the Company used cash in investing activities of $82,646 compared to cash provided by investing activities of $360,230 for the same period in 2017. The principal reason for the change is the repayment of other receivables during the six months ended February 28, 2017.

During the six months ended February 28, 2018, the Company used cash of $270,511 from financing activities compared to $260,300 for the same period in 2017. The principal reason for the decrease is due to repayments of amounts due to related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2018. Based upon such evaluation, the Company’s President and Principal Financial Officer have concluded that, as of February 28, 2018, the Company’s disclosure controls and procedures were not effective. The Company’s disclosure controls and procedures were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 23, 2017, Mr. Chen and the Company’s legal team appeared for a hearing to determine accepted facts and any additional evidence. The next court date is scheduled for April 26, 2018.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2018, the Company issued an aggregate of 12,452,346 shares of common stock to certain related parties in connection with conversion by such related parties of outstanding debentures and/or loans.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: April 12, 2018	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

