Form 10-Q
period 2018-05-31
Novo Integrated Sciences, Inc.
filed 2018-07-11
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 214,698,824 shares of the registrant’s $0.001 par value common stock outstanding as of July 9, 2018.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2018 (unaudited) and August 31, 2017

	May 31, 2018	August 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$863,696	$1,896,572
Accounts receivable, net	1,311,574	1,128,898
Other receivables	397,168	372,024
Prepaid expenses and other current assets	205,433	252,536
Total current assets	2,777,871	3,650,030

Property and equipment, net	331,101	302,951
Acquisition deposits	1,121,859	1,162,009
Goodwill	609,248	399,400
TOTAL ASSETS	$4,840,079	$5,514,390

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,310,277	$1,703,342
Accrued expenses	368,838	341,657
Accrued interest (principally to related parties)	142,413	403,119
Due to related parties	1,094,488	1,812,613
Notes payable, current portion	6,164	13,171
Total current liabilities	2,922,180	4,273,902

Debentures, related parties	1,234,404	5,114,327
Notes payable, net of current portion	399,699	414,351
TOTAL LIABILITIES	4,556,283	9,802,580

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Novo Integrated Sciences, Inc.
Convertible preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2018 and August 31, 2017	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 214,698,824 and 201,837,254 shares issued and outstanding at May 31, 2018 and August 31, 2017	214,699	201,837
Additional paid-in capital	9,992,354	3,381,643
Other comprehensive income	1,144,998	1,240,844
Accumulated deficit	(11,041,720)	(9,091,977)
Total Novo Integrated Sciences, Inc. stockholders’ equity (deficit)	310,331	(4,267,653)
Noncontrolling interest	(26,535)	(20,537)
Total stockholders’ equity (deficit)	283,796	(4,288,190)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,840,079	$5,514,390

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2018 and 2017 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,323,169	$2,089,970	$6,722,825	$5,742,729

Cost of revenues	1,417,999	1,376,911	4,133,288	3,730,932

Gross profit	905,170	713,059	2,589,537	2,011,797

Operating expenses:
Selling expenses	17,900	16,374	86,640	34,934
General and administrative expenses	1,064,107	957,558	3,978,861	2,127,800
Total operating expenses	1,082,007	973,932	4,065,501	2,162,734

Loss from operations	(176,837)	(260,873)	(1,475,964)	(150,937)

Non-operating income (expense)
Interest income	120	8,891	331	30,879
Interest expense	(42,696)	(105,982)	(480,981)	(337,687)
Total other income (expense)	(42,576)	(97,091)	(480,650)	(306,808)

Loss before income taxes	(219,413)	(357,964)	(1,956,614)	(457,745)

Income tax expense (benefit)	-	-	-	-

Net loss	$(219,413)	$(357,964)	$(1,956,614)	$(457,745)

Net loss attributed to noncontrolling interest	(1,515)	(1,223)	(6,871)	(5,714)

Net loss attributed to Novo Integrated Sciences, Inc.	$(217,898)	$(356,741)	$(1,949,743)	$(452,031)

Comprehensive loss:
Net loss	(219,413)	(357,964)	(1,956,614)	(457,745)
Foreign currency translation gain (loss)	(8,505)	214,786	(95,846)	281,681
Comprehensive loss:	$(227,918)	$(143,178)	$(2,052,460)	$(176,064)

Weighted average common shares outstanding - basic and diluted	214,684,089	173,965,632	207,568,978	169,876,075

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC. (formerly Turbine Truck Engines, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2018 and 2017 (unaudited)

	Nine Months Ended
	May 31, 2018	May 31, 2017
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,956,614)	$(457,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,287	46,870
Fair value of vested stock options	1,220,419	197,916
Expense associated with modified stock option terms	31,536	-
Changes in operating assets and liabilities:
Accounts receivable	(227,113)	(92,593)
Prepaid expenses and other current assets	39,503	(9,542)
Accounts payable	(343,102)	(89,245)
Accrued expenses	39,552	(194,880)
Accrued interest	303,488	234,548
Net cash used in operating activities	(840,044)	(364,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(83,950)	(28,621)
Amounts loaned for other receivables	(38,929)	(375,450)
Cash acquired in reverse merger transaction		12,249
Repayments of other receivables	-	-
Net cash provided by (used in) investing activities	(122,879)	(391,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) to related parties	(31,580)	(159,874)
Proceeds from the sale of common stock	15,564	2,510,550
Payments on notes payable	(7,056)	(120,285)
Net cash used in financing activities	(23,072)	2,230,391

Effect of exchange rate changes on cash and equivalents	(46,881)	89,953

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,032,876)	1,563,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,896,572	110,315

CASH AND CASH EQUIVALENTS, END OF PERIOD	$863,696	$1,674,166

CASH PAID FOR:
Interest	$170,588	$129,884
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$-	$375,450

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

(formerly Turbine Truck Engines, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2018 and 2017 (unaudited)

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

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, private personal training and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 86 affiliate clinics, 9 retirement homes and over 130 long-term care facilities throughout Canada. Through our contractual relationships, we provide specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended May 31, 2018 are not necessarily indicative of the results for the year ending August 31, 2018.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income. The following table details the exchange rates used for the respective periods:

	May 31, 2018	May 31, 2017	August 31, 2017

Period end: CAD to USD exchange rate	$0.7712	$0.7405	$0.7988
Average period: CAD to USD exchange rate	$0.7901	$0.7509

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NHL, Novo Peak Health Inc., Novo Healthnet Rehab Limited, Novo Assessments Inc., an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 50% stake in a joint venture with the Sophie Freeman Dental Hygiene Professional Corporation operated as Novo Dental. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

Noncontrolling Interest

The Company follows FASB ASC Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss).

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2018 and August 31, 2017, the allowance for uncollectible accounts receivable was $480,818 and $507,636, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2018 and August 31, 2017, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At May 31, 2018, the Company recorded goodwill of $385,600 and $223,648, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,121,859 and $1,162,009 at May 31, 2018 and August 31, 2017, respectfully.

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

As of May 31, 2018 and August 31, 2017, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue related to healthcare services provided is recognized at the time services have been performed. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company recognizes revenue at the time the services have been performed. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,030,000 options/warrants outstanding as of May 31, 2018. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Translation gains of $1,144,998 and $1,240,844 at May 31, 2018 and August 31, 2017, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified prospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

At August 31, 2017, the amount due to related parties was $1,812,613. On January 31, 2018, a related party converted $813,125 of outstanding amounts loaned to the Company into 1,976,483 shares of the Company’s common stock. The per share price used for the conversion of this loan was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. In addition, during the nine months ended May 31, 2018, the Company repaid advances from related parties of $31,580. At May 31, 2018, the amount due to related parties was $1,094,488.

Note 4 – Other Receivables

Other receivables at May 31, 2018 and August 31, 2017 consisted of the following:

	May 31, 2018	August 31, 2017
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; due November 15, 2016.	$-	$39,940
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due May 23, 2018. This receivable is currently past due.	289,200	299,550
Advance to corporation; non-interest bearing; unsecured; payable upon demand	30,848	32,534
Advance to corporation; non-interest bearing; unsecured; payable upon demand	77,120	-
Total other receivables	$397,168	$372,024

Note 5 – Property and Equipment

Property and equipment at May 31, 2018 and August 31, 2017 consisted of the following:

	May 31, 2018	August 31, 2017
Leasehold Improvements	$342,305	$329,985
Clinical equipment	201,505	177,514
Computer equipment	24,873	21,020
Office equipment	32,339	24,319
Furniture and fixtures	39,957	18,218
	640,979	571,056
Accumulated depreciation	(309,878)	(268,105)
Total	$331,101	$302,951

Depreciation expense for the nine months ended May 31, 2018 and 2017 was $52,287 and $46,870, respectively.

Note 6 – Notes Payable

Notes payable at May 31, 2018 and August 31, 2017 consisted of the following:

	May 31, 2018	August 31, 2017
Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $3,567; unsecured; due October 2017. This note has been fully repaid.	$-	$7,134
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	385,600	399,400
Note payable assumed with acquisition; accrues interest at 6% per annum; monthly principal and interest payment of $615; unsecured; due April 8, 2019.	20,263	20,988
	405,863	427,522
Current portion	(6,164)	(13,171)
Long-term portion	$399,699	$414,351

Aggregate future maturities of notes payable are as follows:

Twelve months ending May 31,
2019	$6,164
2020	399,699
$405,863

Note 7 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD6,402,512 ($4,968,900 at November 30, 2017) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At May 31, 2018, the amount of debentures outstanding was $1,234,404.

Note 8 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2018 and August 31, 2017 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2018 and August 31, 2017 there were 214,698,824 and 201,837,254 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2018, the Company issued 384,110 restricted shares of common stock for the acquisition of Executive Fitness Leaders valued at $233,155. The value was based on the closing price of the Company’s common stock on the acquisition date. The shares were issued on December 5, 2017.

During the nine months ended May 31, 2018, the Company issued 12,452,356 restricted shares of common stock for the conversion of debt totaling $5,122,899. The per share price used for the conversion was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. The shares were issued on February 9, 2018.

In addition, during the same period, the Company issued 25,104 restricted shares of common stock for a $15,564 which was provided to fund the Company’s ongoing operational and product development expenses. The shares were sold at a price of $0.62 per share which was determined as the per share closing price as of the close of business on April 23, 2018. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The shares were issued on April 25, 2018.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorized the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2017 and 2016, the Company did not grant any awards under the 2015 Plan. As of August 31, 2017, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at May 31, 2018 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2017	7,860,000	$0.27	3.53	$660,000
Granted	2,170,000	0.42
Forfeited	-
Exercised	-
Outstanding, May 31, 2018	10,030,000	0.30	4.81	2,318,200
Exercisable, May 31, 2018	9,030,000	$0.30	4.88	$2,128,200

The per share exercise prices for options/warrants outstanding at May 31, 2018 was as follows:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price Per Share	Warrants	Price Per Share
5,500,000	$0.16	5,500,000	$0.16
1,000,000	0.32	-	0.32
50,000	0.33	50,000	0.33
120,000	0.40	120,000	0.40
2,000,000	0.42	2,000,000	0.42
100,000	0.50	100,000	0.50
1,000,000	0.62	1,000,000	0.62
250,000	0.80	250,000	0.80
10,000	2.00	10,000	2.00
10,030,000		9,030,000

For options granted during fiscal year 2017 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.58 and the weighted-average exercise price of such options/warrants was $0.42. No options were granted during fiscal year 2017 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

For options granted during fiscal year 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.41 and the weighted-average exercise price of such options/warrants was $0.42. No options were granted during fiscal year 2018 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $1,220,419 during the nine months ended May 31, 2018. At May 31, 2018, the unamortized stock option expense was $54,512.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

Risk-free interest rate	1.83%
Expected life of the options	2.5 to 3.5 years
Expected volatility	314%
Expected dividend yield	0%

During the nine months ended May 31, 2018, the Company extended the expiration date of 5,600,000 options by three years. The change in fair value between the options using the original terms and the options using the new expiration dates was $31,536 which has been recorded as expense in the accompanying consolidated statement of operations.

Note 9 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of May 31, 2018, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $612,343 and $594,842 for the nine months ended May 31, 2018 and 2017, respectively.

Note 10 – Acquisition of Assets

On December 1, 2017, the Company and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock valued at $233,155. The purchase price was allocated to furniture and equipment ($7,772) and goodwill ($225,383). The transaction closed on December 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended August 31, 2017.

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

We provide specialized physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropodist, neurological functions, kinesiology, private personal training and dental services to our clients. Our multi-disciplinary primary healthcare services and protocols are directed at assessment, treatment, management, rehabilitation and prevention through our 14 corporate owned clinics, 86 affiliate clinics, 9 retirement homes and over 130 long-term care facilities throughout Canada. Through our contractual relationships, we provide specialized services to over 300,000 patients annually. No employee of the Company or any of its subsidiaries practices primary care medicine and the Company’s services do not require a medical or nursing license.

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

Brands International Corporation Letter of Intent

The Company previously entered into a binding letter of intent (the “LOI”) with Brands International Corporation (“Brands”), pursuant to which the Company agreed to acquire 60% of the issued and outstanding shares of Brands in exchange for the arrangement of secured debt financing in the amount of CAD2,350,000 (approximately $1,873,256 per the Bank of Canada posted exchange rate of 0.7977 on December 29, 2017) arranged or provided by the Company (the “Acquisition”). Upon completion of the Acquisition, it was anticipated that the Company would own 60% of Brands’ issued and outstanding shares and Brands will be a partially-owned subsidiary of the Company. As amended, the LOI terminated on June 1, 2018. Negotiations between the Company and Brands are ongoing with the parties continuing, in good faith, to work toward consummation of the Acquisition.

2018 Incentive Plan

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance employees, non-employee directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at May 31, 2018 under the 2018 Plan.

Debt Conversion

On September 30, 2013, NHL issued five debentures totaling approximately $4,968,990 (CAD6,402,512) at November 30, 2017 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

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

NHL and ALMC-ASAP Holdings Inc. (“ALMC”) are parties to that certain loan agreement dated as of January 19, 2016, as amended (the “Loan Agreement”), totaling approximately $875,988 (CAD1,080,000). On January 31, 2018, ALMC, NHL and the Company entered into an amendment to the Loan Agreement pursuant to which (i) ALMC agreed to convert 75% of the amount owed, both principal and interest, under the Loan Agreement into shares of Company common stock in lieu of accepting a cash payment for 75% of the amount owed, both principal and interest, and (ii) NHL and the Company agreed that the Company would issue to ALMC shares of the Company’s common stock at a Canadian-to-United States dollar exchange rate of 0.8111.

As a result, on January 31, 2018, the Company issued an aggregate of 12,452,346 shares of common stock to the debenture holders and ALMC.

Officer Changes

On March 15, 2018, Michael Gaynor resigned his position as the Company’s Treasurer. Mr. Gaynor will continue to act as the Company’s Secretary and as a member of the Company’s board of directors.

Effective March 15, 2018, Emily Mattacchione was appointed as the Company’s Treasurer. As of May 31, 2018, Ms. Mattacchione and her husband, Robert Mattacchione, as co-trustees of the Mattacchione Family Trust, have full share voting and depository power for 128,934,704 shares of the Companies’ outstanding common stock (approximately 59.1%) issued in the name of ALMC-ASAP Holdings Inc. ALMC’s shares are held by the Mattacchione Family Trust.

China Quantum Memorandum of Understanding

On April 8, 2018, NHL, a wholly owned subsidiary of the Company, executed a memorandum of understanding (“MOU”), effective March 26, 2018, with China Quantum Life Science Technologies Holding Limited (“China Quantum”). Pursuant to the MOU, NHL and China Quantum agreed that they would, on an exclusive basis for the term of the MOU, evaluate the possibility of executing a transaction, which includes:

(i)	a commitment by China Quantum to purchase, on or before May 15, 2018, 10,000,000 shares of restricted Company common stock at a purchase price of $0.50 per share, equal to an aggregate purchase price of $5,000,000,
(ii)	an agreement that China Quantum will have one board seat on the Company’s board of directors,
(iii)	an agreement by NHL and China Quantum to form a joint venture entity named Novo China Health Group (the “Joint Venture”), in which China Quantum will be the 70% owner and NHL will be the 30% owner, that will offer physical therapy, chiropractic, rehabilitation, pain management and other holistic care within medical facilities in China, and
(iv)	an agreement by NHL and China Quantum that the Joint Venture can spin-off into a separate public company when the Joint Venture reaches a level of financial performance and achieves other important milestones that the Joint Venture’s board of directors deems it appropriate.

The MOU has terminated pursuant to its terms. However, negotiations between NHL and China Quantum are ongoing with all parties continuing, in good faith, to work toward consummation of a transaction.

Change in Independent Registered Accounting Firm

On May 31, 2018, the Company’s Board of Directors terminated the engagement of AJ Robbins CPA, LLC as the Company’s independent registered accounting firm, and appointed NVS Chartered Accountants Professional Corporation as the Company’s new independent registered accounting firm.

For the three months ended May 31, 2018 compared to the three months ended May 31, 2017

Revenues for the three months ended May 31, 2018 were $2,323,169, representing an increase of $233,199, or 11.2%, from $2,089,970 for the same period in 2017. The increase in revenue is principally due to the acquisitions of Apka Health, Inc. in April 2017 and Executive Fitness Leaders in December 2017.

Cost of revenues for the three months ended May 31, 2018 was $1,417,999, representing an increase of $41,088, or 3.0%, from $1,376,911 for the same period in 2017. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 61.0% for the three months ended May 31, 2018 and 65.9% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs and the sale of higher profit margin services.

Operating costs for the three months ended May 31, 2018 were $1,082,007, representing an increase of $108,075, or 11.1%, from $973,932 for the same period in 2017. The increase in operating costs is attributed to an increase in both operating payroll expenses and professional fees.

Interest expense for the three months ended May 31, 2018 was $42,696, representing a decrease of $63,286, or 59.7%, from $105,982 for the same period in 2017. The decrease for the three months ended May 31, 2018 is due to less debt being outstanding resulting from the conversion of related party debentures and a related party loan into common stock in January 2018.

Net loss for the three months ended May 31, 2018 was $219,413, representing a decrease of $138,551, or 38.7%, from $357,964 for the same period in 2017. The decrease in net loss is due to the reasons described above.

For the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017

Revenues for the nine months ended May 31, 2018 were $6,722,825, representing an increase of $980,096, or 17.1%, from $5,742,729 for the same period in 2017. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisitions of Apka Health, Inc. in April 2017 and Executive Fitness Leaders in December 2017.

Cost of revenues for the nine months ended May 31, 2018 was $4,133,288, representing an increase of $402,356, or 10.8%, from $3,730,932 for the same period in 2017. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 61.5% for the nine months ended May 31, 2018 and 65.0% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to lower costs.

Operating costs for the nine months ended May 31, 2018 were $4,065,501, representing an increase of $1,902,767, or 88.0%, from $2,162,734 for the same period in 2017. The increase in operating costs is attributed to stock-based compensation of $1,022,503 ($1,220,419 for the nine months ended May 31, 2018 compared to $197,916 for the same period in 2017), as well as an increase in both operating payroll expenses and professional fees resulting from the acquisitions of Apka Health and Executive Fitness Leaders.

Interest expense for the nine months ended May 31, 2018 was $480,981, representing an increase of $143,294, or 42.4%, from $337,687 for the same period in 2017. The increase for the nine months ended May 31, 2018 is due to interest on debt obligations and interest related to payroll withholdings originating in fiscal years 2014 and 2015.

Net loss for the nine months ended May 31, 2018 was $1,956,614, representing an increase of $1,498,869, or 327.4%, from $457,745 for the same period in 2017. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended May 31, 2018, the Company had a net loss of $1,956,614.

During the nine months ended May 31, 2018, the Company used cash in operating activities of $840,044 compared to $364,671 for the same period in 2017. The principal reason for the increase is the additional net loss incurred during the nine months ended May 31, 2018 as compared to the same period in 2017 and a larger increase in operating assets and liabilities during the nine months ended May 31, 2018 compared to the same period in 2017.

During the nine months ended May 31, 2018, the Company used cash in investing activities of $122,879 compared to $391,822 for the same period in 2017. The principal reason for the change is lesser amounts loaned for other receivables during the nine months ended May 31, 2018.

During the nine months ended May 31, 2018, the Company used cash of $23,072 from financing activities compared to cash provided by financing activities of $2,230,391 for the same period in 2017. The principal reason for the increase is due to the proceeds received from the sale of common stock of $2,510,550 during the nine months ended May 31, 2017.

On April 24, 2018, the Company sold 25,104 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $0.62 per share, for an aggregate purchase price of $15,564, which was provided to fund the Company’s ongoing operational and product development expenses. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The shares were issued on April 25, 2018.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue related to healthcare services provided is recognized at the time services have been performed. Gross service revenue is recorded in the accounting records on an accrual basis at the provider’s established rates, regardless of whether the health care entity expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts and deduct from gross service revenue. The Company recognizes revenue at the time the services have been performed. The Company reports revenues net of any sales, use and value added taxes.

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

New Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified prospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2018. Based upon such evaluation, the Company’s President and Principal Financial Officer have concluded that, as of May 31, 2018, the Company’s disclosure controls and procedures were not effective. The Company’s disclosure controls and procedures were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In late August 2017, the Company filed a Confiscation Application with the Taiwan Taipei District Court Criminal Division requesting the prosecutor’s office search for and confiscate any assets the prosecutor can locate in the name of Alan Chen as security for the compensation to the Company pending the criminal trial’s outcome. As of the date of this filing, the Company is awaiting the results of this Confiscation Application.

On November 23, 2017, Mr. Chen and the Company’s legal team appeared for a hearing to determine accepted facts and any additional evidence.

On April 26, 2018, Mr. Chen and the Company’s legal team appeared for a hearing before the Taiwan Taipei District Court Criminal Division. The judge directed certain evidentiary related questions and comments to both Mr. Chen and the Company’s legal counsel. Both parties were requested to provide the court and the prosecutor with any additional briefs and evidence. The next hearing date has not been established by the court.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2018, the Company sold 25,104 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $0.62 per share, for an aggregate purchase price of $15,564, which was provided to fund the Company’s ongoing operational and product development expenses. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The shares were issued on April 25, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: July 11, 2018	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

