Form 10-K
period 2018-08-31
Novo Integrated Sciences, Inc.
filed 2018-11-06
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2018, was $10,138,399.

There were 207,881,743 shares of the registrant’s $0.001 par value common stock outstanding as of November 1, 2018.

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

PART I

ITEM 1. BUSINESS

Business Overview

Novo Integrated Sciences, Inc. (“Novo Integrated”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated and its consolidated subsidiaries.

Through Novo Healthnet Limited (“NHL”), our wholly owned subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 88 affiliate clinics and 234 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly-trained, certified healthcare and administrative professionals. We and our affiliates provide service to the Canadian property and casualty insurance industry, resulting in a regulated framework governed by the Financial Services Commission of Ontario. All of our services and those of our affiliates are regulated by the various professional associations related to the clinical professionals contracted or employed by us. In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

Recent Developments

Increase in Board Size; Officer and Director Changes

On October 17, 2018, our Board of Directors increased the size of our Board from three members to four members. On the same date, Pierre Dalcourt resigned his position as Chairman of the Board. Dr. Dalcourt will continue to serve as a member of the Board.

In addition, on October 17, 2018, the Board appointed Robert Mattacchione to fill the vacancy resulting from the increase in the size of the Board and named him as Chairman of the Board and Chief Executive Officer. As a result of the officer and director changes, the executive officers and directors of the Company are as follows:

Robert Mattacchione – Chairman of the Board and Chief Executive Officer

Christopher David – President and Director

Pierre Dalcourt – Director and President of Novo Healthnet Limited

Klara Radulyne – Principal Financial Officer

Michael Gaynor – Secretary and Director

CannaPiece Binding Letter of Intent

On October 10, 2018, the Company and NHL executed a binding letter of intent (“LOI”) with CannaPiece Group Inc. (“CannaPiece”). Pursuant to the terms of the LOI, NHL and CannaPiece will enter into a joint venture relationship with CannaPiece and CannaPiece will invest in the Company. The Company and CannaPiece also agreed to enter into a share exchange agreement resulting in each of the Company and CannaPiece having an interest in the other company.

Pursuant to the terms of the LOI, the parties agreed to the following:

1.	CannaPiece will purchase from the Company CAD $5,000,000 (approximately USD $3,868,988 as of October 16, 2018) worth of the Company’s shares. The share price will be determined by a 30-day closing average based on the 30-day period ending on October 10, 2018 and the application of a market acceptable discount to the determined average.
2.	CannaPiece, the Company and NHL will enter into a share exchange agreement pursuant to which (a) NHL will own or control 25% of CannaPiece’s common stock, and (b) CannaPiece will own or control CAD $25,000,000 (approximately USD $19,346,938 as of October 16, 2018) worth of the Company’s stock, which value will be established by a 30-day closing average based on the 30-day period ending on October 10, 2018, and the application of a market acceptable discount to the determined average. The CAD $25,000,000 value is based on a pre-revenue, post-licensing evaluation of CannaPiece in the amount of CAD $100,000,000.
3.	The Company will have the right to appoint one board member on CannaPiece’s board of directors, and CannaPiece will have the right to appoint one board member on the Company’s board of directors.
4.	CannaPiece will rollout a clinic cannabis access program in all applicable Novo network clinics.
5.	CannaPiece will enter into a case conference program with applicable Novo network stakeholders.

The LOI provides that the parties will carry out due diligence and will proceed reasonably and in good faith toward the negotiation and execution of definitive documentation regarding the transactions that are the subject of the LOI. Closing of the transaction is conditioned upon the following, among other customary closing conditions, including receipt of required regulatory approvals:

(i)	Completion of due diligence,
(ii)	CannaPiece’s continuing toward full cannabis license producer status and not having the license application compromised in any way, and
(iii)	The Company shares that will be the subject of the share exchange will be held in escrow until CannaPiece receives licensed producer status.

If a definitive agreement is not executed by the parties on or before November 15, 2018 (or such other date agreed to by the parties), the LOI will terminate.

Business Growth Strategy

Our mission is to provide excellence in multi-disciplinary primary healthcare assessment, diagnosis, treatment, pain management and prevention through the integration of technology and rehabilitative science. Key elements of our business growth strategy include:

1.	Increase Market Share in Canada. We intend to expand our market share in Canada through strategic acquisitions of additional multi-disciplinary primary healthcare providers and clinics in markets that we currently populate, as well as in new geographic markets. In addition, we expect to continue increasing our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contract awards.

2.	Launch our Exclusive Cannabidiol (“CBD”) Medical Cannabis Product Platform in Canada. Our platform is expected to include CBD manufacturing, sales and distribution. We expect that our CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for healthcare providers in place of prescribing opioids to patients. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and CBD, combined with our existing clinic-based treatment protocols allows us to enter this market segment with a unique integration model not readily available in the marketplace.

3.	Expand Operations into the United States. We plan to expand operations into the U.S. through:

●	The introduction of a customized version of our multi-disciplinary primary healthcare service model, with emphasis on pain prevention, treatment and management,

●	The strategic acquisition of targeted U.S. operating clinics in key geographical areas,

●	Establishment of strategic corporate alliances and partnerships with existing U.S. healthcare provider facilities, including certain of our current Canadian clients with U.S.-based facilities, allowing us immediate access to their client base; and

●	Integration of specific specialized multi-disciplinary services and products that are a direct compliment to the existing healthcare related products and services already provided by brand-recognized, established retail entities such as grocers, pharmacies and clinics.

4.	Introduction of “Micro-clinics” in Certain Underserved Population Centers. We plan to leverage our expertise in the interface of technology and patient engagement to introduce our multi-disciplinary primary healthcare services and products through “micro-clinics” located in certain underserved population centers. Rather than relying on the traditional centralized model of bringing people to healthcare, our “micro-clinic” model allows for people in urban, rural and remote population centers to have greater access and availability to a wide range of healthcare products and services.

5.	Expand our Posture, Stride, and Kinetic Body Movement Scanning Technologies and Protocols. When combined with decades of data harvesting and analysis, we believe these specialized technologies and protocols provide our clinics with the ability to deliver better care, early diagnosis and preventative healthcare strategies.

6.	Continue to Develop and Expand our Virtual Physician Access System. We expect to continue development and expansion of our virtual physician access system, sometimes referred to in the industry as “telemedicine” or “virtual medicine.” Our telemedicine system provides patients with real-time access to third-party primary care physicians and specialists in various medical disciplines. Telemedicine is transforming traditional approaches to healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care general practitioners and specialists. Our advanced telemedicine platform integrates certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our telemedicine platform is designed to allow any healthcare clinic or location to install and utilize our telemedicine platform at a relatively low-cost point of entry.

7.	Launch our occupational therapy Motor Vehicle Accident (“MVA”) service in Canada. Our MVA service is expected to provide certain occupational therapy, assessment, analysis, rehabilitation, mobility aids and counseling.

8.	Launch our Independent Medical Evaluation Service in Canada. Our independent medical evaluation service will be available for corporate and insurance clients.

9.	Launch our Rehabilitative Clinical Practice Management Support Program. This program is designed to assist purchasers of a proprietary revenue enhancement software franchise.

Eldercare Centric Homes

We provide rehabilitation, physiotherapy, occupational therapy and assistive devices to eldercare clients located at various long-term care homes, retirement homes and community clients across Ontario, Canada. We provide our eldercare clients an integrated approach to rehabilitative strategies and continued education for the clients, their caregivers and the clients’ family members through its two major multi-dimensional primary healthcare offerings: physiotherapy (“PT”) and occupational therapy (“OT”).

As a result of NHL’s asset acquisition of Peak Health LTC Inc., which was formed in 2006, we have a long history of providing PT services to the eldercare community. Because PT and OT have similar philosophies and there is an overlap and synchronicity between the two services, there was a natural progression of demand that led us to commence offering our eldercare OT services in 2017.

Additionally, our proprietary Electronic Rehabilitation Record and Management Reporting software solution provides us the ability to provide each eldercare facility client with PT and OT reports that identify cost and optimization possibilities, a wide variety of client outcome measurements, overall contract effectiveness and much more.

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with client homes to provide individualized onsite PT and group exercise classes to the residents living in the long-term care homes. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care based on assessed needs. These services are primarily funded by the Ontario Ministry of Health and Long-Term Care (“MOHLTC”). The NHL team assists in providing assistive device assessments, enabling residents access to varying mobility aides. In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team in annual care conferences for residents in the home, education regarding nursing restorative programming, back education, falls prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”), which is the standardized assessment tool required for the home to access payment from the MOHLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. Additionally, we have been able to offer licensing rights for our proprietary software to client homes which desire to self-manage the in-facility therapy services provided to its residents.

2.	Retirement Homes. We contract with client homes to provide individualized PT and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs. These services are partly privately funded and partly funded by the MOHLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team and provides in depth service reports to the homes to measure desired service delivery. In addition to the services above, some of the residents in the retirement homes (or their family members) desire to have an increased level of service and opt to pay for additional private services. This is available on a fee-for-service basis and is most often in the form of individualized PT.

3.	Community Care Access Centres and Home Care. The MOHLTC operates community care access centres to serve as contact points, information clearinghouses, assessment services, referral resources, and care coordinators for eligible residents who need healthcare assistance at home, or a safer place to live. The community care access centres are managed by the local health integration networks (“LHINs”), which are health authorities responsible for regional administration of public healthcare services in the province of Ontario, Canada. There are 14 LHINs in Ontario. Third parties known as “cluster providers” have service contracts with the community care access centre or LHIN, funded by the MOHLTC, to provide multi-disciplinary services to clients living in the community, clients living at-home or clients in a retirement home. We act as a subcontractor with the cluster provider to provide services for the North East LHIN, which is one of the largest of 14 LHINs in Ontario, responsible for planning, integrating and funding health care services for more than 565,000 people across 400,000 square kilometres and five sub-regions. Through this subcontract arrangement, we provide in-home one-on-one PT assessment and treatment, as well as group exercise classes to these clients who cannot access outpatient services due to mobility challenges. Primarily, these clients are elderly, although some are post-operative with mobility challenges.

4.	Exercise & Falls Prevention. We also contract with two companies who are directly contracted by the MOHLTC to provide exercise and falls prevention classes in the community at large. We offer these classes in three LHINs (Central, Toronto Central and Central East), with an estimated aggregate population of 4.4 million people. A new community group exercise class initiative, released in 2013 and funded by the MOHLTC, is delivered by exercise instructors over a 48-week period each year. The goal of these classes is to assist seniors in maintaining an active and healthy lifestyle while still living at home. In addition, another component of the 2013 MOHLTC initiative is the delivery of fall prevention classes taught by specialized registered providers, such as kinesiologists and physiotherapists, with the assistance of exercise instructors. The goal of these classes is to assess seniors’ general health status, identify defined levels of risk pertaining to balance and falling, and educate seniors about fall prevention through a combination of increased knowledge and teaching exercises designed to improve strength and balance.

5.	Community-based Outpatient Clinics. In addition, we provide outpatient PT services through two community-based clinics, one of which has been in operation for years. The other clinic is a new start-up in Northwestern Ontario and is affiliated with a local hospital/health network. One of the clinics also provides chiropractic and laser technology services. A portion of the services provided at both clinics is funded by the MOHLTC. The remainder of our services provided at these clinics is funded by MVA treatment plans, extended health benefits insurance coverage, or private payment. These services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and
●	Are post-operative, or
●	Have just been discharged from a hospital, or
●	Are receiving services from the Ontario Disability Services Program or Ontario Works.

Our eldercare OT services are provided, through 2 separate sectors, as follows:

1.	Long-Term Care Sector. We contract with client homes to provide the following OT services:

●	Assessments and interventions to support maintenance and restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,
●	Speech language and pathology services, including evaluation and treatment,
●	Swallowing and eating assessments and interventions,
●	Cognitive behavioral assessments and care planning,
●	Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MOHLTC.

2.	Retirement Home & Community. We provide the following OT services through individual contracts with private payers:

●	Home safety assessments,
●	Functional assessments,
●	In-home activities of daily living assessments,
●	Assessment and completion of applications for assistive devices (mobility aids),
●	Custom seating and mobility consultations,
●	Case management services, and
●	Speech language and pathology services, including evaluation and treatment.

About Our Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we have built a contracted affiliate relationship with 88 clinics across Canada, including 76 clinics in Ontario province and 12 clinics located throughout Newfoundland, Nova Scotia, New Brunswick and Alberta. The PPN is a network of three major insurance companies and their subsidiaries, totaling 16 insurance companies. PPN member insurance companies in need of specific primary healthcare solutions for their patients send referrals to specific clinics registered through the PPN. We, as one of five major providers to the PPN, receive referrals through the PPN. This subset of business is a continuous source of referrals, from the insurance company payer to the approved group of clinics meeting the insurance companies’ pre-determined set of criteria for what they believe to be an appropriate clinical setting. Affiliate clinics pay us a mix of a flat fee and a percentage-based fee upon receipt of a payment for a service referred through the PPN.

The services provided by our affiliate clinics are consistent with the multi-disciplinary primary healthcare services provided by our own corporate clinics. While each affiliate clinic may provide additional unique healthcare solutions, all affiliate clinics must meet specific criteria established under the PPN, creating a single standard of excellence across all clinics within our network.

Contracts

Certain contracts held with client homes and client companies follow standard formats and include generally accepted terms of reference. Specific clauses within the NHL contracts for services contain language are intended to (1) clarify which entity is the health information custodian of the medical files (usually held by the client home or company), (2) define release of liability, (3) ensure privacy and confidentiality of proprietary information or private health information, (4) define provisions of worker’s compensation clearance or benefits for employees and/or contractors, (5) detail provisions of value-added items, services or programs, (6) set out terms and conditions of the contract (often for a set number of years with an option to a renew), (7) provide for termination conditions, and (8) detail invoicing and billing procedures.

Competition

In Canada, the specialized multi-disciplinary primary healthcare service sector in which we operate is highly competitive. With a finite number of patients and corporate clients, companies providing multi-disciplinary primary healthcare services operate within an overlapping patient and client landscape.

Our business strategy includes pursuing selective acquisitions of additional multi-disciplinary primary healthcare providers and clinics in markets that we currently populate, as well as in new geographic markets. There is additional competition from non-traditional multi-disciplinary healthcare providers, such as holistic and Eastern medicine-based clinics. We believe that we can successfully compete based on our large service offerings, competitive pricing, solid reputation and our clinicians’ devotion to maintaining high quality care and patient satisfaction.

Additionally, our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice by offering health insurance plans that restrict patient choice of provider.

Employees

As of August 31, 2018, we employed 86 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Corporate History

Novo Integrated was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, Novo Integrated was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc.

Since inception and through May 9, 2017, our activities and business operations were limited to raising capital, organizational matters and the implementation of our business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by Novo Integrated to the NHL Shareholders of shares of Novo Integrated’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated.

On September 5, 2013, NHL was incorporated under the laws of Ontario province, Canada. On September 16, 2013, Novo Peak Health Inc., Novo Assessments Inc. and Novo Healthnet Rehab Limited were formed as Ontario, Canada corporate entities, each wholly owned by NHL. On November 18, 2014, Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, was formed with NHL owning an 80% interest. On April 1, 2017, NHL purchased assets of Apka Health to expand our community OT services. On December 1, 2017, NHL acquired substantially all of the assets of Executive Fitness Leaders, with operations located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance by Novo Integrated of 384,110 restricted shares of its common stock.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth herein, as of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

Until October 2018, the Company was involved in litigation in Taiwan in which the Company sought criminal charges against the principal partners of ETS, Mr. Chen, Chong-Ping (“Alan Chen”) and Huang, Ren-Ju (“Mr. Huang”) for fraud in connection with their actions related to the Company’s business initiative to commercialize the HPBS technology in Asia. After discussions with the Company’s Taiwan legal counsel in October 2018, the Company has determined that the likelihood of success is low and the expenses associated with litigation are no longer justified. Accordingly, the Company has determined that it is in the best interest of our shareholders to no longer pursue criminal fraud charges against Mr. Chen.

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

	Bid Prices
	Low	High
FISCAL 2017

First Quarter (September 1, 2016 through November 30, 2016)	$0.30	$0.47
Second Quarter (December 1, 2016 through February 28, 2017)	$0.21	$0.45
Third Quarter (March 1, 2017 through May 31, 2017)	$0.41	$0.77
Fourth Quarter (June 1, 2017 through August 31, 2017)	$0.203	$0.55

FISCAL 2018

First Quarter (September 1, 2017 through November 30, 2017)	$0.26	$1.00
Second Quarter (December 1, 2017 through February 28, 2018)	$0.114	$0.65
Third Quarter (March 1, 2018 through May 31, 2018)	$0.30	$0.80
Fourth Quarter (June 1, 2018 through August 31, 2018)	$0.42	$1.15

On November 1, 2018, the closing bid price of our common stock as reported on the OTCQB was $1.81 and there were approximately 534 shareholders of record.

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

Common Stock

During the year ended August 31, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On December 1, 2017, the Company and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock valued at $233,155. The shares were issued on December 5, 2017.

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

On January 31, 2018, related party debenture holders converted $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a ten (10) percent premium added to the calculated per share price. The shares were issued on February 9, 2018.

On April 24, 2018, the Company sold 25,104 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $0.62 per share, for an aggregate purchase price of $15,564, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on April 25, 2018.

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

Business Overview

Novo Integrated Sciences, Inc. (“Novo Integrated”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated and its consolidated subsidiaries.

Through Novo Healthnet Limited (“NHL”), our wholly owned subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 88 affiliate clinics and 234 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly-trained, certified healthcare and administrative professionals. We and our affiliates provide service to the Canadian property and casualty insurance industry, resulting in a regulated framework governed by the Financial Services Commission of Ontario. All of our services and those of our affiliates are regulated by the various professional associations related to the clinical professionals contracted or employed by us. In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

Recent Developments

Increase in Board Size; Officer and Director Changes

On October 17, 2018, our Board of Directors increased the size of our Board from three members to four members. On the same date, Pierre Dalcourt resigned his position as Chairman of the Board. Dr. Dalcourt will continue to serve as a member of the Board.

In addition, on October 17, 2018, the Board appointed Robert Mattacchione to fill the vacancy resulting from the increase in the size of the Board and named him as Chairman of the Board and Chief Executive Officer. As a result of the officer and director changes, the executive officers and directors of the Company are as follows:

Robert Mattacchione – Chairman of the Board and Chief Executive Officer

Christopher David – President and Director

Pierre Dalcourt – Director and President of Novo Healthnet Limited

Klara Radulyne – Principal Financial Officer

Michael Gaynor – Secretary and Director

CannaPiece Binding Letter of Intent

On October 10, 2018, the Company and NHL executed a binding letter of intent (“LOI”) with CannaPiece Group Inc. (“CannaPiece”). Pursuant to the terms of the LOI, NHL and CannaPiece will enter into a joint venture relationship with CannaPiece and CannaPiece will invest in the Company. The Company and CannaPiece also agreed to enter into a share exchange agreement resulting in each of the Company and CannaPiece having an interest in the other company.

Pursuant to the terms of the LOI, the parties agreed to the following:

1.	CannaPiece will purchase from the Company CAD $5,000,000 (approximately USD $3,868,988 as of October 16, 2018) worth of the Company’s shares. The share price will be determined by a 30-day closing average based on the 30-day period ending on October 10, 2018 and the application of a market acceptable discount to the determined average.
2.	CannaPiece, the Company and NHL will enter into a share exchange agreement pursuant to which (a) NHL will own or control 25% of CannaPiece’s common stock, and (b) CannaPiece will own or control CAD $25,000,000 (approximately USD $19,346,938 as of October 16, 2018) worth of the Company’s stock, which value will be established by a 30-day closing average based on the 30-day period ending on October 10, 2018, and the application of a market acceptable discount to the determined average. The CAD $25,000,000 value is based on a pre-revenue, post-licensing evaluation of CannaPiece in the amount of CAD $100,000,000.
3.	The Company will have the right to appoint one board member on CannaPiece’s board of directors, and CannaPiece will have the right to appoint one board member on the Company’s board of directors.
4.	CannaPiece will rollout a clinic cannabis access program in all applicable Novo network clinics.
5.	CannaPiece will enter into a case conference program with applicable Novo network stakeholders.

The LOI provides that the parties will carry out due diligence and will proceed reasonably and in good faith toward the negotiation and execution of definitive documentation regarding the transactions that are the subject of the LOI. Closing of the transaction is conditioned upon the following, among other customary closing conditions, including receipt of required regulatory approvals:

(i)	Completion of due diligence,
(ii)	CannaPiece’s continuing toward full cannabis license producer status and not having the license application compromised in any way, and
(iii)	The Company shares that will be the subject of the share exchange will be held in escrow until CannaPiece receives licensed producer status.

If a definitive agreement is not executed by the parties on or before November 15, 2018 (or such other date agreed to by the parties), the LOI will terminate.

For the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017

Revenues for the fiscal year ended August 31, 2018 were $8,894,464, representing an increase of $931,419, or 11.7%, from $7,963,045 for the same period in 2017. The increase in revenue is principally due to the Company’s entry into new occupational therapy service contracts in January 2017 and the acquisitions of Apka Health, Inc. in April 2017 and Executive Fitness Leaders in December 2017.

Cost of revenues for the fiscal year ended August 31, 2018 were $5,471,376, representing an increase of $485,661, or 9.7%, from $4,985,715 for the same period in 2017. The increase in cost of revenues is principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 62% for the year ended August 31, 2018 and 63% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the fiscal year ended August 31, 2018 were $4,992,516, representing an increase of $1,902,142, or 61.6%, from $3,090,374 for the same period in 2017. The increase in operating costs is attributed to stock-based compensation of $1,274,931 for the fiscal year ended August 31, 2018 compared to $252,428 for the same period in 2017, as well as an increase in both operating payroll expenses and professional fees resulting from the acquisitions of Apka Health and Executive Fitness Leaders.

Interest expense for the fiscal year ended August 31, 2018 was $564,467, representing an increase of $9,810, or 1.8%, from $554,657 for the same period in 2017. The increase in interest expense was not significant.

Net loss for the fiscal year ended August 31, 2018 was $2,117,193, representing an increase of $1,371,929, or 184.1%, from $745,264 for the same period in 2017. The increase in net loss is principally due to the increase in stock-based compensation.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the fiscal years ended August 31, 2018 and 2017, the Company has had net losses of $2,117,193 and $745,264, respectively.

During the fiscal year ended August 31, 2018, the Company used cash in operating activities of $934,501, compared to $810,687 for the same period in 2017. The principal reason for the increase is the additional net loss incurred during the fiscal year ended August 31, 2018, as compared to the same period in 2017, offset by an increase in non-cash expenses.

During the fiscal year ended August 31, 2018, the Company used cash in investing activities of $217,230, compared to $749,530 for the same period in 2017. The principal reason for the decrease is the payment of deposit acquisitions in fiscal year 2017.

During the fiscal year ended August 31, 2018, the Company used cash of $11,574 from financing activities, compared to cash generated of $3,107,539 for the same period in 2017. The principal reason for the decrease is the sale of common stock of $15,564 during the fiscal year ended August 31, 2018, as compared to $3,386,560 for the same period in 2017.

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services is provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novo Integrated Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences, Inc and Subsidiaries (collectively “the Company”) as of August 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novo Integrated Sciences, Inc. as of August 31, 2018, and the consolidated results of their operations and their cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ NVS Chartered Accountants Professional Corporation

NVS Chartered Accountants Professional Corporation

Markham, Ontario

November 6, 2018

NVS CHARTERED ACCOUNTANTS PROFESSIONAL CORPORATION

100 Allstate Parkway, Suite 303, Markham, Ontario L3R 6H3 Tel: 905.415.2511 Fax: 905.415.2011

To the Board of Directors and

Stockholders of Novo Integrated Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Novo Integrated Sciences, Inc and Subsidiaries (collectively “the Company”) as of August 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novo Integrated Sciences, Inc. as of August 31, 2017 , and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

December 6, 2017

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870 East, Denver, Colorado 80246

(B)303-537-5898    (M)720-339-5566   (F)303-845-9078

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2018 and 2017

	August 31, 2018	August 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$675,705	$1,896,572
Accounts receivable, net	1,337,545	1,128,898
Other receivables, current portion	393,821	372,024
Prepaid expenses and other current assets	161,838	252,536
Total current assets	2,568,909	3,650,030

Property and equipment, net	400,321	302,951
Other receivables, net of current portion	57,352	-
Acquisition deposits	1,112,404	1,162,009
Goodwill	604,113	399,400
TOTAL ASSETS	$4,743,099	$5,514,390

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,307,599	$1,703,342
Accrued expenses	383,998	341,657
Accrued interest (principally to related parties)	156,121	403,119
Due to related parties	1,116,261	1,812,613
Notes payable, current portion	382,350	13,171
Total current liabilities	3,346,329	4,273,902

Debentures, related parties	1,224,000	5,114,327
Notes payable, net of current portion	-	414,351
TOTAL LIABILITIES	4,570,329	9,802,580

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Novo Integrated Sciences, Inc.
Convertible Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2018 and 2017
Common stock; $0.001 par value; 499,000,000 shares authorized; 207,881,743 and 201,837,254 shares issued and outstanding at August 31, 2018 and 2017	207,882	201,837
Additional paid-in capital	10,053,683	3,381,643
Other comprehensive income	1,139,815	1,240,844
Accumulated deficit	(11,199,989)	(9,091,977)
Total Novo Integrated Sciences, Inc. stockholders’ equity (deficit)	201,391	(4,267,653)
Noncontrolling interest	(28,621)	(20,537)
Total stockholders’ equity (deficit)	172,770	(4,288,190)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,743,099	$5,514,390

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2018 and 2017

	Years Ended
	August 31, 2018	August 31, 2017
Revenues	$8,894,464	$7,963,045

Cost of revenues	5,471,376	4,985,715

Gross profit	3,423,088	2,977,330

Operating expenses:
Selling expenses	109,295	59,026
General and administrative expenses	4,883,221	3,031,348
Total operating expenses	4,992,516	3,090,374

Income (loss) from operations	(1,569,428)	(113,044)

Non operating income (expense)
Interest income	16,702	34,139
Interest expense	(564,467)	(554,657)
Total other income (expense)	(547,765)	(520,518)

Loss before income taxes	(2,117,193)	(633,562)

Income tax expense	-	111,702

Net loss	$(2,117,193)	$(745,264)

Net loss attributed to noncontrolling interest	(9,181)	(6,880)

Net loss attributed to Novo Integrated Sciences, Inc.	$(2,108,012)	$(738,384)

Comprehensive loss:
Net loss	(2,117,193)	(745,264)
Foreign currency translation gain (loss)	(101,029)	(36,605)
Comprehensive loss:	$(2,218,222)	$(781,869)

Weighted average common shares outstanding - basic and diluted	207,568,978	177,675,415

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2018 and 2017

						Total
						Novo
			Additional	Other		Stockholders’		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity/	Noncontrolling	Equity/
	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interest	(Deficit)
Balance, August 31, 2016	167,797,406	$92	$-	$1,277,449	$(8,353,593)	$(7,076,052)	$(12,668)	$(7,088,720)

Common stock issued in connection with reverse merger transaction	22,751,307	190,457	(183,553)	-	-	6,904	-	6,904
Common stock issued for cash	11,288,541	11,288	3,375,272	-	-	3,386,560	-	3,386,560
Offering costs	-	-	(62,504)	-	-	(62,504)	-	(62,504)
Fair value of vested stock options	-	-	252,428	-	-	252,428	-	252,428
Foreign currency translation loss	-	-	-	(36,605)	-	(36,605)	(989)	(37,594)
Net loss	-	-	-	-	(738,384)	(738,384)	(6,880)	(745,264)

Balance, August 31, 2017	201,837,254	201,837	3,381,643	1,240,844	(9,091,977)	(4,267,653)	(20,537)	(4,288,190)

Common stock issued for cash	25,104	25	15,539	-	-	15,564	-	15,564
Common stock issued for acquisition	384,110	384	232,771	-	-	233,155	-	233,155
Common stock issued for conversion of debt	12,452,356	12,453	5,110,446	-	-	5,122,899	-	5,122,899
Cancellation of common stock previously issued	(6,817,081)	(6,817)	6,817	-	-	-	-	-
Fair value of vested stock options	-	-	1,274,931	-	-	1,274,931	-	1,274,931
Fair value of modification of stock option terms	-	-	31,536	-	-	31,536	-	31,536
Foreign currency translation loss	-	-	-	(101,029)		(101,029)	1,097	(99,932)
Net loss	-	-	-	-	(2,108,012)	(2,108,012)	(9,181)	(2,117,193)

Balance, August 31, 2018	207,881,743	$207,882	$10,053,683	$1,139,815	$(11,199,989)	$201,391	$(28,621)	$172,770

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2018 and 2017

	Years Ended
	August 31, 2018	August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,117,193)	$(745,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,447	67,776
Fair value of vested stock options	1,274,931	252,428
Expense associated with modified stock option terms	31,536	-
Changes in operating assets and liabilities:
Accounts receivable	(263,152)	(289,316)
Prepaid expenses and other current assets	23,244	(84,161)
Accounts payable	(331,870)	(412,877)
Accrued expenses	58,328	89,937
Accrued interest	316,228	310,790
Net cash used in operating activities	(934,501)	(810,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(178,626)	(38,238)
Deposit paid for acquisition	-	(1,101,639)
Amounts loaned for other receivables	(38,604)	-
Cash acquired in reverse merger transaction	-	12,249
Repayments of other receivables	-	378,098
Net cash provided by (used in) investing activities	(217,230)	(749,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) to related parties	(20,141)	(85,063)
Proceeds from the sale of common stock	15,564	3,386,560
Offering cost paid	-	(62,504)
Payments on notes payable	(6,997)	(131,454)
Net cash used in financing activities	(11,574)	3,107,539

Effect of exchange rate changes on cash and equivalents	(57,562)	238,935

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,220,867)	1,786,257

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,896,572	110,315

CASH AND CASH EQUIVALENTS, END OF PERIOD	$675,705	$1,896,572

CASH PAID FOR:
Interest	$240,366	$186,618
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for purchase of assets	$-	$375,450

The accompanying footnotes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Novo Integrated Sciences, Inc. (“Novo Integrated”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated and its consolidated subsidiaries.

The Company delivers multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 88 affiliate clinics and 234 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

Since inception and through May 9, 2017, our activities and business operations were limited to raising capital, organizational matters and the implementation of our business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by Novo Integrated to the NHL Shareholders of shares of Novo Integrated’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated.

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

On April 1, 2017, NHL purchased assets of Apka Health to expand our community OT services. On December 1, 2017, NHL acquired substantially all of the assets of Executive Fitness Leaders, with operations located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance by Novo Integrated of 384,110 restricted shares of its common stock.

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

	August 31, 2018	August 31, 2017

Period end: CAD to USD exchange rate	$0.7647	$0.7988
Average period: CAD to USD exchange rate	$0.7835	$0.7573

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2018 and 2017, the allowance for uncollectible accounts receivable was $464,527 and $507,636, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2018 and 2017, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At August 31, 2018, the Company recorded goodwill of $382,350 and $221,763, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018. As of August 31, 2018 and 2017, the Company performed the required impairment reviews. Based on its reviews at August 31, 2018 and 2017, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,112,404 and $1,162,009, as of August 31, 2018 and 2017, respectively.

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

As of August 31, 2018 and 2017, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services is provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,030,000 and 7,860,000 options/warrants outstanding as of August 31, 2018 and 2017, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Translation gains of $1,139,815 and $1,240,844 for the years ended August 31, 2018 and 2017, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company that are non-interest bearing and payable upon demand. At August 31, 2018 and 2017, the amount due to related parties was $1,116,261 and $1,812,613, respectively.

On January 31, 2018, a related party converted $813,125 of outstanding principal and accrued interest into 1,976,483 shares of the Company’s common stock. The per share price used for the conversion of this loan was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

Note 4 – Accounts Receivables, net

Accounts receivables, net at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Trade receivables	$1,564,180	$1,394,507
Amounts earned but not billed	237,892	242,028
	1,802,072	1,636,535
Allowance for doubtful accounts	(464,527)	(507,637)
Accounts receivable, net	$1,337,545	$1,128,898

Note 5 – Other Receivables

Other receivables at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Notes receivable dated November 15, 2014; accrues interest at 8% per annum; secured by assets; due November 15, 2016.	$-	$39,940
Notes receivable dated April 1, 2015 and amended on May 23, 2017; interest at 8% per annum; secured by certain assets; due March 1, 2019.	286,763	299,550
Advance to corporation; non-interest bearing; unsecured; payable upon demand.	30,588	32,534
Advance to corporation; accrues interest at 12% per annum; unsecured; due to September 2019.	76,470	-
Advance to corporation; accrues interest at 10% per annum; unsecured; due May 1, 2022	57,352	-
Total other receivables	451,173	372,024
Current portion	(393,821)	(372,024)
Long-term portion	$57,352	$-

Note 6 – Property and Equipment

Property and equipment at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Leasehold Improvements	$372,010	$329,985
Clinical equipment	269,741	177,514
Computer equipment	22,636	21,020
Office equipment	24,658	24,319
Furniture and fixtures	39,620	18,218
	728,665	571,056
Accumulated depreciation	(328,344)	(268,105)
Total	$400,321	$302,951

Depreciation expense for the years ended August 31, 2018 and 2017 was $73,447 and $67,776, respectively.

Note 7 – Accrued Expenses

Accrued expenses at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Accrued liabilities	$266,123	$241,174
Accrued payroll	106,761	100,105
Other	11,114	378
	$383,998	$341,657

Note 8 – Notes Payable

Notes payable at August 31, 2018 and 2017 consisted of the following:

	2018	2017
Notes payable to financial institution; accrues interest at 7.2% per annum; monthly principal and interest payment of $3,567; unsecured; due October 2017. This note has been fully repaid.	$-	$7,134
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	382,350	399,400
Notes payable assumed with acquisition; accrues interest at 6% per annum; monthly principal and interest payment of $615; unsecured; This note has been fully repaid.	-	20,988
	382,350	427,522
Current portion	(382,350)	(13,171)
Long-term portion	$-	$414,351

Note 9 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 ($5,114,327 at August 31, 2017) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2018, the amount of debentures outstanding was $1,224,000.

Note 10 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2018 and 2017 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. As of August 31, 2018 and 2017 there were 207,881,743 and 201,837,254 common shares issued and outstanding, respectively.

During the year ended August 31, 2018, the Company:

●	issued 384,110 shares of common stock for the acquisition of Executive Fitness Leaders valued at $233,155. The value was based on the closing price of the Company’s common stock on the acquisition date. The shares were issued on December 5, 2017;

●	issued 12,452,356 shares of common stock for the conversion of debt totaling $5,122,899. The per share price used for the conversion was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. The shares were issued on February 9, 2018;

●	issued 25,104 shares of common stock for a $15,564 for cash proceeds of $15,564;

●	cancelled 6,817,084 shares of common stock for no consideration that were being held as security in connection with a loan agreement.

During the year ended August 31, 2017 the Company issued:

●	22,751,307 shares of common stock in connection with the reverse merger transaction; and

●	11,288,541 shares of common stock for cash proceeds of $3,386,560.

Stock Options and Warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2018 and 2017, the Company did not grant any awards under the 2015 Plan. As of August 31, 2018, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at August 31, 2018 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2016	-
Transfer from reverse merger transactions	6,610,000	$0.24
Granted	1,250,000	$0.42
Forfeited	-
Exercised	-
Outstanding, August 31, 2017	7,860,000	$0.27	3.53	$660,000
Granted	2,170,000	0.42
Forfeited	-
Exercised	-
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Exercisable, August 31, 2018	10,030,000	$0.30	4.56	$7,045,500

The exercise price for options/warrants outstanding at August 31, 2018:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
10,000	2.00
10,030,000

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $1,274,931 and $252,428 during the years ended August 31, 2018 and 2017, respectively. At August 31, 2018, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

	2018	2017
Risk-free interest rate	1.83%	1.50%
Expected life of the options	2.5 to 3.5 years	2.5 years
Expected volatility	314%	323%
Expected dividend yield	0%	0%

During the year ended August 31, 2018, the Company extended the expiration date of 5,600,000 options by three years. The change in fair value between the options using the original terms and the options using the new expiration dates was $31,536 which has been recorded as expense in the accompanying consolidated statement of operations.

Note 11 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2018 and 2017 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

Income tax expense for the years ended August 31, 2018 and 2017 is as follows:

	2018	2017

Current taxes:
Federal	$-	$-
State	-	-
Foreign	-	111,702
	-	111,702
Deferred taxes:
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Total income tax expense	$-	$111,702

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2018

	Canada		United States		Total

Combined statutory tax rate		39.0%		40.0%

Pretax loss	$(438,587)		$(1,678,606)		$(2,117,193)

Expected income tax expense (benefit)	(171,049)	-39.0%	(671,442)	-40.0%	(842,491)
Stock based compensation	-	0.0%	509,972	30.4%	509,972
Change in valuation allowance	171,049	39.0%	161,470	9.6%	332,519
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2017

	Canada		United States		Total

Combined statutory tax rate		39.0%		40.0%

Pretax loss	$(257,900)		$(375,662)		$(699,551)

Expected income tax expense (benefit)	(100,581)	-39.0%	(150,265)	-40.0%	(276,582)
Income tax from subsidiaries not part of consolidated return	111,702	43.3%	-	0.0%	111,702
Stock based compensation	-	0.0%	100,971	26.9%	100,971
Change in valuation allowance	100,581	39.0%	49,294	13.1%	175,611
	$111,702	43.3%	$-	0.0%	$111,702	17.6%

At August 31, 2018 and 2017, the significant components of the deferred tax assets are summarized below:

	2018	2017
Deferred income tax asset
Net operating loss carryforwards	$2,075,037	$1,856,218
Total deferred income tax asset	2,075,037	1,856,218
Less: valuation allowance	(2,075,037)	(1,856,218)
Total deferred income tax asset	$-	$-

The valuation allowance for the years ended August 31, 2018 and 2017 increased by $218,818 and $464,751, respectively, as a result of the Company generating additional net operating losses and additional net operating losses resulting from the merger transaction.

The Company has recorded as of August 31, 2018 and 2017 a valuation allowance of $2,075,037 and $1,856,218, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2018 and 2017.

The Company has net operating loss carry-forwards of approximately $1,142,000 and $4,162,000 in the United States and Canada, respectively. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2018, 2017 and 2016 tax years are still subject to audit.

Note 12 – Acquisition of Assets

During the year ended August 31, 2017, the Company acquired certain assets in exchange for a note payable of $399,400 (CAD$500,000) at April 1, 2017 (the acquisition date). The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

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

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of August 31, 2018, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $823,752 and $796,745 for the years ended August 31, 2018 and 2017, respectively.

Future minimum annual payments under operating lease agreements for fiscal years ending August 31 are as follows:

Years ending August 31:
2019	$280,280
2020	179,960
2021	162,145
2022	104,149
2023	52,558
$779,092

Note 14 – Subsequent Events

Increase in Board Size; Officer and Director Changes

On October 17, 2018, the Company’s Board of Directors increased the size of the Board from three members to four members. On the same date, Pierre Dalcourt resigned his position as Chairman of the Board. Dr. Dalcourt will continue to serve as a member of the Board.

In addition, on October 17, 2018, the Board appointed Robert Mattacchione to fill the vacancy resulting from the increase in the size of the Board and named him as Chairman of the Board and Chief Executive Officer.

CannaPiece Binding Letter of Intent

On October 10, 2018, the Company and NHL executed a binding letter of intent (“LOI”) with CannaPiece Group Inc. (“CannaPiece”). Pursuant to the terms of the LOI, NHL and CannaPiece will enter into a joint venture relationship with CannaPiece and CannaPiece will invest in the Company. The Company and CannaPiece also agreed to enter into a share exchange agreement resulting in each of the Company and CannaPiece having an interest in the other company.

Pursuant to the terms of the LOI, the parties agreed to the following:

1.	CannaPiece will purchase from the Company CAD $5,000,000 (approximately USD $3,868,988 as of October 16, 2018) worth of the Company’s shares. The share price will be determined by a 30-day closing average based on the 30-day period ending on October 10, 2018 and the application of a market acceptable discount to the determined average.
2.	CannaPiece, the Company and NHL will enter into a share exchange agreement pursuant to which (a) NHL will own or control 25% of CannaPiece’s common stock, and (b) CannaPiece will own or control CAD $25,000,000 (approximately USD $19,346,938 as of October 16, 2018) worth of the Company’s stock, which value will be established by a 30-day closing average based on the 30-day period ending on October 10, 2018, and the application of a market acceptable discount to the determined average. The CAD $25,000,000 value is based on a pre-revenue, post-licensing evaluation of CannaPiece in the amount of CAD $100,000,000.
3.	The Company will have the right to appoint one board member on CannaPiece’s board of directors, and CannaPiece will have the right to appoint one board member on the Company’s board of directors.
4.	CannaPiece will rollout a clinic cannabis access program in all applicable Novo network clinics.
5.	CannaPiece will enter into a case conference program with applicable Novo network stakeholders.

The LOI provides that the parties will carry out due diligence and will proceed reasonably and in good faith toward the negotiation and execution of definitive documentation regarding the transactions that are the subject of the LOI. Closing of the transaction is conditioned upon the following, among other customary closing conditions, including receipt of required regulatory approvals:

(i)	Completion of due diligence,
(ii)	CannaPiece’s continuing toward full cannabis license producer status and not having the license application compromised in any way, and
(iii)	The Company shares that will be the subject of the share exchange will be held in escrow until CannaPiece receives licensed producer status.

If a definitive agreement is not executed by the parties on or before November 15, 2018 (or such other date agreed to by the parties), the LOI will terminate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Accounting Firm

On May 31, 2018, the Board of Directors of the Company terminated the engagement of AJ Robbins CPA, LLC (“AJ Robbins”) as the Company’s independent registered accounting firm.

AJ Robbins’ report on the Company’s financial statements for the fiscal years ended August 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the Company’s two most recent fiscal years and through May 31, 2018, there have been no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to AJ Robbins’ satisfaction, would have caused AJ Robbins to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such periods.

Except as set forth below, for the fiscal years ended August 31, 2017 and 2016 and through May 31, 2018, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. In connection with its audit of the Company’s financial statements for the fiscal years ended August 31, 2017 and 2016, AJ Robbins reported the existence of a material weakness in the Company’s internal control over financial reporting to the Company’s Board of Directors. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weakness which the Company identified in its internal control over financial reporting: a lack of segregation of duties. This material weakness has not been corrected.

Engagement of New Independent Registered Accounting Firm

On May 31, 2018, the Company’s Board of Directors appointed NVS Chartered Accountants Professional Corporation (“NVS”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through May 31, 2018, neither the Company nor anyone acting on the Company’s behalf consulted NVS with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2018. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2018, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2018 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	50	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	59	President and Director of Novo Integrated Sciences, Inc.

Klara Radulyne	41	Principal Financial Officer of Novo Integrated Sciences, Inc.
Pierre Dalcourt	48	Director of Novo Integrated Sciences, Inc. and President of Novo Healthnet Limited

Michael Gaynor	52	Secretary and Director of Novo Integrated Sciences, Inc.

Biographies

Mr. Robert Mattacchione. Mr. Mattacchione has served as the Company’s Chairman of the Board and Chief Executive Officer since October 2018. He is the co-founder and Chairman of NHL, which was founded in 2013 and acquired by the Company in 2017. For more than 25 years, Mr. Mattacchione has been a private venture investor, leading the development of operational business interests worldwide, including the exploration and production of natural resources in Europe and South America, pharmaceutical product development and manufacturing in Africa and Europe, and renewable energy development and production in South America. From start-up to acquisition, Mr. Mattacchione formulates adaptive strategies, analyzes processes, engages highly-qualified personnel and provides the company vision and leadership throughout the ever changing and expanding landscape of business development.

On June 1, 2012, the Financial Services Commission of Ontario entered a cease and desist order against Mr. Mattacchione and a company with which Mr. Mattacchione was affiliated. Pursuant to the order, Mr. Mattacchione was required to cease and desist from making and/or publishing any statements to the effect that an affiliate of Mr. Mattacchione can arrange for, secure or facilitate insurance coverage until a contract or insurance providing for such coverage has been put in place in compliance with applicable laws and regulations. The order does not prohibit Mr. Mattacchione or his affiliate from conducting business, or continuing in business or other operations, but requires that a specific contract be put in place prior to proceeding with certain marketing. Following a hearing, the Superintendent did not impose penalties or make any findings of wrongdoing against Mr. Mattacchione. Mr. Mattacchione asserted that he had not approved any marketing for release and when he saw that the same had been distributed, immediately required that it cease, even prior to the Superintendent’s action.

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

In 2000, Ms. Radulyne acquired her Accounting and Corporate Valuation Master’s Degree from Corvinus University, Budapest, Hungary and immediately commenced her accounting career as a management accountant in a Hungarian utilities industry company. Ms. Radulyne moved to Canada and began her employment with NHL in 2006 as a Junior Accountant. Ms. Radulyne earned her Canadian CGA designation in 2010 and Canadian CPA designation in 2014.

Dr. Pierre P. Dalcourt, D.C. Dr. Dalcourt has served as a director since 2017, and as Chairman of the Board from May 2017 until October 2018. In connection with the closing of the Share Exchange Agreement on May 9, 2017, Dr. Dalcourt was appointed to the Company’s Board of Directors and approved as the Company’s Board Chairman. As a chiropractic business owner, with a core focus and passion serving the masses with a patient centered model, Dr. Dalcourt has had great success creating scalable businesses and high-volume practices combining the wellness approach with sound science. Dr. Dalcourt is a professional health coach and speaker on various stages across North America, as well as a best-selling author having co-written several books on chiropractic, health and self-improvement.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Mr. David, our President (our “Named Executive Officer”).

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Christopher David	2018	$96,000	$0	$0	$1,223,112	(1)	$0	$1,319,112
President	2017	$26,000	$0	$0	$551,973	(2)	$0	$577,973

(1)	Represents the aggregate grant date fair value amount attributable to vesting of option grants. On July 12, 2017, the Board granted Mr. David an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.32. The option, which has a 5-year term expiring July 12, 2022, vested on July 12, 2018. On December 29, 2017, the Board granted Mr. David an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.42. The option has a 5-year term expiring December 29, 2022 and vested upon grant. See Note 10 to our audited financial statements included elsewhere herein for assumptions used to determine the aggregate grant date fair value of the option grants.
(2)	Represents the aggregate grant date fair value amount attributable to vesting of an option grant. On April 28, 2017, the Board granted Mr. David an option to purchase 750,000 shares of our common stock at an exercise price of $0.62. The option, which has a 5-year term expiring April 28, 2022, vested upon grant. See Note 10 to our audited financial statements included elsewhere herein for assumptions used to determine the aggregate grant date fair value of the option grants.

On February 19, 2016, the Company entered into a Future Services Agreement (the “Future Services Agreement”) with Mr. David regarding his services as a President, Secretary and Treasurer. The Future Services Agreement was set to terminate on December 31, 2017. Pursuant to the terms of the Future Services Agreement, the Company agreed to grant Mr. David an option to purchase 1,000,000 shares of common stock at a purchase price of $0.16 per share, 50% of which vested upon execution of the agreement and 50% of which vested on the first anniversary of the grant date, February 19, 2017. The option expires five years from that date.

On July 12, 2017, Mr. David and the Company entered into a six-month employment agreement with Mr. David regarding his services as our President. The employment agreement provides that Mr. David will receive compensation in the form of (1) a monthly salary of $8,000; and (2) a grant to Mr. David a 5-year option to purchase 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.32 per share. The option vested on July 12, 2018 and expire on July 12, 2022.

On December 29, 2017, the Company entered into an employment agreement with Mr. David, effective January 1, 2018. The employment agreement terminates on July 30, 2018, subject to the termination provisions contained in the employment agreement. Pursuant to the terms of the employment agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 2,000,000 shares of the Company’s restricted common stock at an exercise price of $0.42 per share. The option vested on December 29, 2017.

Pursuant to the terms of the December 2017 employment agreement, the Company may terminate Mr. David at any time, with or without Cause (as defined below); provided, however, that if the Company terminates Mr. David without Cause:

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

On July 27, 2018, the Company and Mr. David entered into Amendment No. 1 (the “Amendment”) to the employment agreement dated December 29, 2017. Pursuant to the terms of the Amendment, the termination date of the employment agreement was extended from July 30, 2018 to November 30, 2018. The remaining terms of the employment agreement remain unchanged.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2018

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	1,500,000	0	0	$0.16	6/29/23
	1,000,000	0	0	$0.16	2/19/24
	750,000	0	0	$0.62	4/28/22
	1,000,000	0	0	$0.32	7/12/22
	2,000,000	0	0	$0.42	12/29/22

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of November 1, 2018 certain information with respect to the beneficial ownership of the Company’s Common Stock by:

●	each of the directors and the Named Executive Officer,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s Common Stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 207,881,743 shares issued and outstanding as of November 1, 2018. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	129,434,704	(1)	62.2%
Christopher David	7,103,100	(2)	3.3%
Pierre Dalcourt	33,877,929	(3)	16.3%
Michael Gaynor	17,437,128	(4)	8.4%
All directors and executive officers as a group (5 persons)	187,852,861	(5)	87.6%
5% Stockholders:
ALMC-ASAP Holdings, Inc.	129,434,704	(6)	62.2%

(1)	Represents shares owned by ALMC-ASAP, Inc., which are held by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust with voting and depository power over these shares. Includes 250,000 shares that may be acquired upon exercise of vested options held by Emily Mattacchione, Mr. Mattacchione’s spouse.
(2)	Includes 6,250,000 shares that may be acquired upon exercise of vested options. Mr. David is the Company’s President and a Board Director.
(3)	Represents shares owned by 1218814 Ontario Inc., which is 50% owned by Pierre Dalcourt, a member of the Company’s Board, and 50% owned by Amanda Dalcourt, Dr. Dalcourt’s spouse. 1218814 Ontario Inc.’s shares are held by the Dalcourt Family Trust. Dr. Dalcourt and Ms. Dalcourt are co-trustees of the Dalcourt Family Trust and share voting and depository power over these shares.
(4)	Represents shares owned by Michael Gaynor Family Trust. Mr. Gaynor is trustee of Michael Gaynor Family Trust and has voting and depository power over these shares. Mr. Gaynor is the Company’s Secretary and a Board Director.
(5)	Includes shares beneficially owned by Messrs. Mattacchione, David and Gaynor, by Dr. Dalcourt, and by Ms. Radulyne, the Company’s principal financial officer, and 6,500,000 shares that may be acquired upon exercise of vested options.
(6)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See note 1 above,

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of August 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	14,937,500	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the 4,987,500 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), and the 9,950,000 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the 2018 Plan”). Because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

On September 8, 2015, the Company adopted the 2015 Plan, which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2017 and 2016, the Company did not grant any awards under the 2015 Plan. As of August 31, 2018, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the 2018 Plan. Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employee directors and key consultants to either the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,950,000 shares available for award at August 31, 2018 under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At August 31, 2018, the Company had outstanding advances totaling $1,116,261 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts owed by the Company are non-interest bearing and payable upon demand.

At August 31, 2018, the Company had debentures totaling $1,224,000 due to the following related parties:

●	$193,951 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company;

●	$74,174 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer and director of the Company;

●	$573,525 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company; and

●	$382,350 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA, LLC (“AJ Robbins”) served as our independent registered public accountants until May 31, 2018. On May 31, 2018, our board of directors terminated AJ Robbins’ engagement and appointed NVS Chartered Accountants Professional Corporation (“NVS”) as the Company’s new independent registered accounting firm. The following table shows the fees that were billed for the audit and other services provided by NVS for the fiscal years ended August 31, 2018 and 2017.

	Fiscal Year Ended August 31,
	2018	2017
Audit Fees	$52,500	$—
Audit-Related Fees	20,000	—
Tax Fees		13,986	(1)
All Other Fees		—
Total	$72,500	$13,986

(1)	Represents Fees Related to Tax Services provided in Fiscal Year Ending August 31, 2019 regarding the Tax Year Ended August 31, 2017.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

10.1+	Future Services Agreement between Christopher David dated as of February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016).

10.2+	Employment Agreement, entered into on July 12, 2017 and effective July 1, 2017, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.3+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.4	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.5	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.6+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.7+	Employment Agreement, entered into on December 29, 2017 and effective January 1, 2018, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.8+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.9+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.10+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.11+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

Exhibit Number	Description of Document
10.12+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.13+	Amendment No. 1 to Employment Agreement dated July 27, 2018 by and between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2018).

21.1*	Subsidiaries of the Company.

23.1*	Consent of NVS Chartered Accountants Professional Corporation, Independent Registered Public Accounting Firm.

23.2*	Consent of AJ Robbins CPA LLC.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: November 6, 2018	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer
(principal executive officer)

Dated: November 6, 2018	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 6, 2018	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board (principal executive officer)

Dated: November 6, 2018	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: November 6, 2018	By:	/s/ Pierre Dalcourt
Pierre Dalcourt, Director

Dated: November 6, 2018	By:	/s/ Michael Gaynor
Michael Gaynor, Director

Dated: November 6, 2018	By:	/s/ Christopher David
Christopher David, Director

