Form 10-Q
period 2018-11-30
Novo Integrated Sciences, Inc.
filed 2019-01-11
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
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

There were 210,474,585 shares of the Registrant’s $0.001 par value common stock outstanding as of January 7, 2019.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2018 (unaudited) and August 31, 2018

	November 30, 2018	August 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$929,138	$675,705
Accounts receivable, net	1,405,289	1,337,545
Other receivables, current portion	357,532	393,821
Prepaid expenses and other current assets	149,151	161,838
Total current assets	2,841,110	2,568,909

Property and equipment, net	445,032	400,321
Other receivables, net of current portion	86,561	57,352
Acquisition deposits	1,094,947	1,112,404
Goodwill	594,633	604,113
TOTAL ASSETS	$5,062,283	$4,743,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,368,277	$1,307,599
Accrued expenses	362,762	383,998
Accrued interest (principally to related parties)	167,662	156,121
Due to related parties	1,064,733	1,116,261
Notes payable, current portion	376,350	382,350
Total current liabilities	3,339,784	3,346,329

Debentures, related parties	1,204,793	1,224,000
TOTAL LIABILITIES	4,544,577	4,570,329

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2018 and August 31, 2018
Common stock; $0.001 par value; 499,000,000 shares authorized; 208,444,965 and 207,881,743 shares issued and outstanding at November 30, 2018 and August 31, 2018	208,445	207,882
Additional paid-in capital	10,655,895	10,053,683
Other comprehensive income	1,138,030	1,139,815
Accumulated deficit	(11,451,405)	(11,199,989)
Total Novo Integrated Sciences, Inc. stockholders’ equity	550,965	201,391
Noncontrolling interest	(33,259)	(28,621)
Total stockholders’ equity	517,706	172,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,062,283	$4,743,099

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2018 and 2017 (unaudited)

	Three Months Ended
	November 30, 2018	November 30, 2017
	(unaudited)	(unaudited)

Revenues	$2,311,622	$2,253,737

Cost of revenues	1,428,083	1,407,693

Gross profit	883,539	846,044

Operating expenses:
Selling expenses	25,223	38,139
General and administrative expenses	1,073,668	980,275
Total operating expenses	1,098,891	1,018,414

Loss from operations	(215,352)	(172,370)

Non operating income (expense)
Interest income	5,089	51
Interest expense	(46,321)	(134,153)
Total other income (expense)	(41,232)	(134,102)

Loss before income taxes	(256,584)	(306,472)

Income tax expense	-	54,216

Net loss	$(256,584)	$(360,688)

Net loss attributed to noncontrolling interest	(5,168)	(3,400)

Net loss attributed to Novo Integrated Sciences, Inc.	$(251,416)	$(357,288)

Comprehensive loss:
Net loss	(256,584)	(360,688)
Foreign currency translation gain (loss)	(101,029)	124,187
Comprehensive loss:	$(357,613)	$(236,501)

Weighted average common shares outstanding - basic and diluted	207,943,636	201,837,254

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2018 and 2017 (unaudited)

	Three Months Ended
	November 30, 2018	November 30, 2017
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,584)	$(360,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,601	14,998
Fair value of vested stock options	70,846	142,665
Changes in operating assets and liabilities:
Accounts receivable	(90,148)	(197,389)
Prepaid expenses and other current assets	10,350	54,786
Accounts payable	81,218	(82,701)
Accrued expenses	(15,453)	29,415
Accrued interest	14,213	47,099
Net cash used in operating activities	(162,957)	(351,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(74,408)	(4,242)
Amounts loaned for other receivables	-	(19,351)
Net cash used in investing activities	(74,408)	(23,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(34,554)	(176,804)
Proceeds from the sale of common stock	531,929	-
Payments on notes payable	-	(7,121)
Net cash provided by (used in) financing activities	497,375	(183,925)

Effect of exchange rate changes on cash and cash equivalents	(6,577)	(41,607)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253,433	(600,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,705	1,896,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$929,138	$1,295,632

CASH PAID FOR:
Interest	$34,780	$99,763
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2018 and 2017 (unaudited)

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 92 affiliate clinics and 223 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three months ended November 30, 2018 are not necessarily indicative of the results for the year ending August 31, 2019.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income. The following table details the exchange rates used for the respective periods:

	November 30, 2018	November 30, 2017	August 31, 2018

Period end: CAD to USD exchange rate	$0.7527	$0.7761	$0.7647
Average period: CAD to USD exchange rate	$0.7647	$0.7973

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NHL, Novo Healthnet Rehab Limited, Novo Assessments Inc., and an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

Noncontrolling Interest

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss).

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2018 and August 31, 2018, the allowance for uncollectible accounts receivable was $457,209 and $464,527, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2018 and August 31, 2018, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At November 30, 2018, the Company recorded goodwill of $376,350 and $218,283, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018. As of August 31, 2018, the Company performed the required impairment review. Based on its review, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $1,094,947 and $1,112,404 at November 30, 2018 and August 31, 2018, respectively.

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

As of November 30, 2018 and August 31, 2018, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,105,000 options/warrants outstanding as of November 30, 2018. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,138,030 and $1,139,815 at November 30, 2018 and August 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are non-interest bearing and payable upon demand. At November 30, 2018 and August 31, 2018, the amount due to related parties was $1,064,733 and $1,116,261, respectively.

On January 31, 2018, a related party converted $813,125 of outstanding principal and accrued interest into 1,976,483 shares of the Company’s common stock. The per share price used for the conversion of this loan was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

Note 4 – Accounts Receivables, net

Accounts receivables, net at November 30, 2018 and August 31, 2018 consisted of the following:

	November 30, 2018	August 31, 2018
Trade receivables	$1,630,249	$1,564,180
Amounts earned but not billed	232,249	237,892
	1,862,498	1,802,072
Allowance for doubtful accounts	(457,209)	(464,527)
Accounts receivable, net	$1,405,289	$1,337,545

Note 5 – Other Receivables

Other receivables at November 30, 2018 and August 31, 2018 consisted of the following:

	November 30, 2018	August 31, 2018
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019	$282,262	$286,763

Advance to corporation; non-interest bearing; unsecured; due no later than November 18, 2020	30,108	30,588

Advance to corporation; accrues interest at 12% per annum; unsecured; due September 2019	75,270	76,470

Advance to corporation; accrues interest at 10% per annum; unsecured; due May 1, 2022	56,453	57,352
Total other receivables	444,093	451,173
Current portion	(357,532)	(393,821)
Long-term portion	$86,561	$57,352

Note 6 – Property and Equipment

Property and equipment at November 30, 2018 and August 31, 2018 consisted of the following:

	November 30, 2018	August 31, 2018
Leasehold Improvements	$427,620	$372,010
Clinical equipment	274,438	269,741
Computer equipment	22,281	22,636
Office equipment	27,134	24,658
Furniture and fixtures	38,998	39,620
	790,471	728,665
Accumulated depreciation	(345,439)	(328,344)
Total	$445,032	$400,321

Depreciation expense for the three months ended November 30, 2018 and 2017 was $22,601 and $14,998, respectively.

Note 7 – Accrued Expenses

Accrued expenses at November 30, 2018 and August 31, 2018 consisted of the following:

	November 30, 2018	August 31, 2018
Accrued liabilities	$233,933	$266,123
Accrued payroll	97,871	106,761
Other	30,958	11,114
	$362,762	$383,998

Note 8 – Notes Payable

Notes payable at November 30, 2018 and August 31, 2018 consisted of the following:

	November 30, 2018	August 31, 2018
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	$376,350	$382,350
	376,350	382,350
Current portion	(376,350)	(382,350)
Long-term portion	$-	$-

Note 9 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 ($4,968,990 at November 30, 2017) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At November 30, 2018, the amount of debentures outstanding was $1,204,793.

Note 10 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2018 and August 31, 2018 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At November 30, 2018 and August 31, 2018 there were 208,444,965 and 207,881,743 common shares issued and outstanding, respectively.

During the period ended November 30, 2018, the Company issued 563,222 shares of common stock for cash proceeds of $531,929.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of November 30, 2018, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at November 30, 2018 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Granted	75,000	0.95
Forfeited	-
Exercised	-
Outstanding, November 30, 2018	10,105,000	0.30	4.33	$19,165,250
Exercisable, November 30, 2018	10,105,000	$0.30	4.33	$19,165,250

The exercise price for options/warrants outstanding at November 30, 2018:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
10,000	2.00
10,105,000

For options granted during the fiscal year ending August 31, 2019 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.94 and the weighted-average exercise price of such options/warrants was $0.95. No options were granted during the fiscal year ending August 31, 2019 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

For options granted during the fiscal year ended August 31, 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.39 and the weighted-average exercise price of such options/warrants was $0.40. No options were granted during the fiscal year ended August 31, 2018 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $70,846 and $142,665 during the three months ended November 30, 2018 and 2017, respectively. At November 30, 2018, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the current fiscal year ending August 31, 2019 using the Black-Scholes option-pricing model for options granted, through November 30, 2018, are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

Note 11 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of November 30, 2018, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $242,472 and $191,940 for the three months ended November 30, 2018 and 2017, respectively.

Note 12 – Subsequent Events

CannaPiece Share Exchange Agreement, as Amended

On December 18, 2018, the Company and NHL entered into a Share Exchange Agreement (the “SEA”) with CannaPiece Group Inc. (“CannaPiece”).

Pursuant to the terms of the SEA, CannaPiece agreed that it would issue to NHL shares representing 25% of CannaPiece’s outstanding shares, which shares are valued at CAD $25,000,000 ($18,672,500) in the aggregate, based on an agreed pre-revenue, post-licensing valuation of CannaPiece in the amount of CAD $100,000,000 ($74,690,000). The CannaPiece shares will be shares of a new class (the “New Class”) to be created by CannaPiece following execution of the SEA. The New Class will be convertible into common shares on a basis that ensures that the aggregate number of common shares in the capital of CannaPiece into which the CannaPiece shares are convertible will be equal to 25% of all issued and outstanding CannaPiece stock. The New Class will otherwise have rights equivalent to the common shares of CannaPiece.

In exchange for the issuance of the CannaPiece shares to NHL, the Company agreed to issue to CannaPiece CAD $25,000,000 ($18,672,500) worth of Company restricted common stock. The number of shares of Company common stock to be issued will be based on a per share price of $0.92, as determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent between the parties, with a 20% discount to the determined average.

In addition, CannaPiece agreed to execute one or more subscription agreements for Company common stock with an aggregate value of CAD $5,000,000 (approximately $3,734,500) (the “Investment”) no later than January 7, 2019. CannaPiece’s obligation is independent of the closing of the exchange. The parties agreed that the per share price for the subscription agreements will be $0.92 per share, determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent among the parties, with a 20% discount to the determined average. Of this aggregate subscription amount, $501,929 was paid prior to execution of the SEA. In addition, on December 18, 2018, the Company accepted a $1,867,250 subscription agreement from CannaPiece for 2,029,620 shares of the Company’s restricted common stock, resulting in an effective price per share of $0.92.

The Company and NHL together have the right to appoint one board member, with voting rights, to CannaPiece’s board of directors, and CannaPiece has the right to appoint one board member, with voting rights, to the Company’s Board of Directors. As of the closing, the Company and CannaPiece will take such actions as required to expand the size of each board of directors such that the Company and CannaPiece can each appoint one member to the other party’s board of directors.

The obligation of the parties to close the exchange is subject to customary closing conditions. The parties also agreed that the Company’s shares issued to CannaPiece and the CannaPiece shares issued to NHL pursuant to the terms of the SEA will be held in escrow until the earlier of the termination date (June 1, 2019, as the same may be amended by the parties) or the date on which CannaPiece receives approved Licensed Producer Status under the Cannabis Act (Canada) and its associated regulations.

The SEA may be terminated in certain circumstances including, among others, by the mutual written consent of the Company, NHL and CannaPiece; and by the Company and NHL, or by CannaPiece, if certain closing conditions have not been met by June 1, 2019.

On January 7, 2019, the Company, NHL and CannaPiece entered into Amendment No. 1 to the SEA pursuant to which the parties agreed to extend the delivery date of the Investment from January 7, 2019 to January 31, 2019.

Letter Agreement Amending Activa LOI

On November 23, 2018, the Company and NHL executed a Binding Letter of Intent (the “Activa LOI”) with Activa Clinics (“Activa”). Pursuant to the terms of the Activa LOI, the parties agreed to negotiate and enter into a definitive agreement pursuant to which NHL will acquire all of the issued and outstanding shares of Activa in exchange for shares of the Company (the “Proposed Transaction”). Pursuant to the terms of the Activa LOI, if the parties do not execute a definitive agreement on or before December 31, 2018 (or such other date agreed to by the parties), the Activa LOI will terminate. On January 7, 2019, the Company and Activa entered into a letter agreement that extends the termination date of the Activa LOI from December 31, 2018 to February 28, 2019.

Assignment of Joint Venture Agreement

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, 247 and the Company entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to the Company, the parties will work in a joint venture relationship with the Company providing the finance, development and operation of the project, including sales and Kainai providing the land and approvals for the development of the projects.

The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment on a ratio equal to 80% to the Company and 20% to Kainai.

Among other things, the Company is responsible for maintaining all financial records of the joint venture and providing quarterly and annual reporting to all joint venture stakeholders, assigning and directing operational staff, remunerating Kainai on the basis of 20% of net joint venture income on an annual basis commencing 12 months after the first full 12-month revenue period.

The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the Part I, Item 1A, “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 92 affiliate clinics and 223 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

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

Recent Developments

CannaPiece Group Inc. Share Exchange Agreement, as Amended, & Subscriptions

On December 18, 2018, the Company and NHL entered into a Share Exchange Agreement (the “SEA”) with CannaPiece Group Inc. (“CannaPiece”).

Pursuant to the terms of the SEA, CannaPiece agreed that it would issue to NHL shares representing 25% of CannaPiece’s outstanding shares, which shares are valued at CAD $25,000,000 ($18,672,500) in the aggregate, based on an agreed pre-revenue, post-licensing valuation of CannaPiece in the amount of CAD $100,000,000 ($74,690,000). The CannaPiece shares will be shares of a new class (the “New Class”) to be created by CannaPiece following execution of the SEA. The New Class will be convertible into common shares on a basis that ensures that the aggregate number of common shares in the capital of CannaPiece into which the CannaPiece shares are convertible will be equal to 25% of all issued and outstanding CannaPiece stock. The New Class will otherwise have rights equivalent to the common shares of CannaPiece.

In exchange for the issuance of the CannaPiece shares to NHL, the Company agreed to issue to CannaPiece CAD $25,000,000 ($18,672,500) worth of Company restricted common stock. The number of shares of Company common stock to be issued will be based on a per share price of $0.92, as determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent between the parties, with a 20% discount to the determined average.

In addition, CannaPiece agreed to execute one or more subscription agreements for Company common stock with an aggregate value of CAD $5,000,000 (approximately $3,734,500) (the “Investment”) no later than January 7, 2019. CannaPiece’s obligation is independent of the closing of the exchange. The parties agreed that the per share price for the subscription agreements will be $0.92 per share, determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent among the parties, with a 20% discount to the determined average. Of this aggregate subscription amount, $501,929 was paid prior to execution of the SEA. In addition, on December 18, 2018, the Company accepted a $1,867,250 subscription agreement from CannaPiece for 2,029,620 shares of the Company’s restricted common stock, resulting in an effective price per share of $0.92.

The Company and NHL together have the right to appoint one board member, with voting rights, to CannaPiece’s board of directors, and CannaPiece has the right to appoint one board member, with voting rights, to the Company’s Board of Directors. As of the closing, the Company and CannaPiece will take such actions as required to expand the size of each board of directors such that the Company and CannaPiece can each appoint one member to the other party’s board of directors.

The obligation of the parties to close the exchange is subject to customary closing conditions. The parties also agreed that the Company’s shares issued to CannaPiece and the CannaPiece shares issued to NHL pursuant to the terms of the SEA will be held in escrow until the earlier of the termination date (June 1, 2019, as the same may be amended by the parties) or the date on which CannaPiece receives approved Licensed Producer Status under the Cannabis Act (Canada) and its associated regulations.

The SEA may be terminated in certain circumstances including, among others, by the mutual written consent of the Company, NHL and CannaPiece; and by the Company and NHL, or by CannaPiece, if certain closing conditions have not been met by June 1, 2019.

On January 7, 2019, the Company, NHL and CannaPiece entered into Amendment No. 1 to the SEA pursuant to which the parties agreed to extend the delivery date of the Investment from January 7, 2019 to January 31, 2019.

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

Robert Mattacchione – Chairman of the Board and Chief Executive Officer

Christopher David – President and Director

Pierre Dalcourt – Director and President of Novo Healthnet Limited

Klara Radulyne – Principal Financial Officer

Michael Gaynor – Secretary and Director

As of the date hereof, the Company has not entered into a compensation arrangement with Mr. Mattacchione regarding his services as the Company’s Chief Executive Officer. Mr. Mattacchione, like all Company directors, will receive no compensation for services as a director.

Activa Clinics Binding Letter of Intent, as Amended

On November 23, 2018, the Company and NHL executed a Binding Letter of Intent (the “Activa LOI”) with Activa Clinics (“Activa”). Pursuant to the terms of the Activa LOI, the parties agreed to negotiate and enter into a definitive agreement pursuant to which NHL will acquire all of the issued and outstanding shares of Activa in exchange for shares of the Company (the “Proposed Transaction”). If a definitive agreement is not executed by the parties on or before December 31, 2018 (or such other date agreed to by the parties), the Activa LOI will terminate.

Pursuant to the terms of the Activa LOI, the parties agreed to enter into a definitive agreement that will provide for the following, among other things:

1.	The Company will acquire all of the issued and outstanding shares of Activa.
2.	The Company will issue, to the Activa shareholders, CAD $35,000,000 (approximately $26,141,500) worth of restricted shares of the Company’s common stock. The total number of the Company’s common shares expected to be issued for this proposed transaction will be determined by calculating the 30-trading day average, based on the period ended November 23, 2018, with the application of a market acceptable discount to the determined average.
3.	Activa has the right to exercise a claw back within a two-year period commencing on the closing date of the Proposed Transaction. The claw back would result in the mutual return of both Activa’s and the Company’s shares to the respective parties should targets, to de defined in the definitive agreement, not be met by the Company.
4.	The shares issued to the Activa shareholders will be subject to a two-year lockup coinciding with the claw back. If the claw back is waived prior to the two-year claw back period, the lockup will be removed.
5.	The Company will have the right to appoint one board member on Activa’s board of directors, and Activa will have the right to appoint one board member on the Company’s board of directors.
6.	Each of the Activa shareholders will enter into an employment agreement for a period of no less than two years from the closing of the Proposed Transaction.

The Activa LOI provides that the parties will carry out due diligence and will proceed reasonably and in good faith toward the negotiation and execution of definitive documentation regarding the Proposed Transaction. Closing of the Proposed Transaction is conditioned upon completion of due diligence, among other customary closing conditions, including receipt of required regulatory approvals.

On January 7, 2019, the Company and Activa entered into a letter agreement that extends the termination date of the Activa LOI from December 31, 2018 to February 28, 2019.

David Employment Agreement & Option Grant

On November 30, 2018, the Company entered into an employment agreement (the “Employment Agreement”) with Christopher David, the Company’s President and a member of the board of directors, effective December 1, 2018. The Employment Agreement terminates on July 31, 2019, subject to the termination provisions contained in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to pay Mr. David a monthly salary of $8,000.

Pursuant to the terms of the Employment Agreement, the Company may terminate Mr. David at any time, with or without Cause (as such term is defined in the Employment Agreement; provided, however, that if the Company terminates Mr. David without Cause the Company will continue to owe Mr. David his monthly salary through July 31, 2019.

Assignment of Joint Venture Agreement

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, 247 and the Company entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to the Company, the parties will work in a joint venture relationship with the Company providing the finance, development and operation of the project, including sales and Kainai providing the land and approvals for the development of the projects.

The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment on a ratio equal to 80% to the Company and 20% to Kainai.

Among other things, the Company is responsible for maintaining all financial records of the joint venture and providing quarterly and annual reporting to all joint venture stakeholders, assigning and directing operational staff, remunerating Kainai on the basis of 20% of net joint venture income on an annual basis commencing 12 months after the first full 12-month revenue period.

The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement.

For the three months ended November 30, 2018 compared to the three months ended November 30, 2017

Revenues for the three months ended November 30, 2018 were $2,311,622, representing an increase of $57,885, or 2.6%, from $2,253,737 for the same period in 2017. The increase in revenue is due to us being able to sell additional services to customers as a result of the acquisition of Executive Fitness Leaders in December 2017, the opening of a new clinic in September 2018, and the relocation of certain clinics during the summer of 2018 to more spacious facilities.

Cost of revenues for the three months ended November 30, 2018 were $1,428,083, representing an increase of $20,390, or 1.4%, from $1,407,693 for the same period in 2017. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 61.8% for the three months ended November 30, 2018 and 62.5% for same period in 2017. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the three months ended November 30, 2018 were $1,098,891, representing an increase of $80,477, or 7.9%, from $1,018,414 for the same period in 2017. The increase in operating costs is attributed to an increase in payroll and rental fees offset by a reduction in stock-based compensation.

Interest expense for the three months ended November 30, 2018 was $46,321, representing a decrease of $87,832, or 65.5%, from $134,153 for the same period in 2017. The decrease is due to less debt outstanding as a result of approximately $5.1 million of related party debt being converted to common stock in January 2018.

Net loss for the three months ended November 30, 2018 was $256,584, representing a decrease of $104,104, or 28.9%, from $360,688 for the same period in 2017. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended November 30, 2017, the Company had a net loss of $256,584.

During the three months ended November 30, 2018, the Company used cash in operating activities of $162,957 compared to $351,815 for the same period in 2017. The principal reason for the decrease is the decrease in net loss incurred during the three months ended November 30, 2018 as compared to the same period in 2017 and a smaller use of cash among the working capital accounts during the three months ended November 30, 2018 compared to the same period in 2017.

During the three months ended November 30, 2018, the Company used cash in investing activities of $74,408 compared to $23,593 for the same period in 2017. The principal reason for the change is the increase of investment in leasehold improvements during the three months ended November 30, 2018 compared to the same period in 2017.

During the three months ended November 30, 2018, the Company generated cash of $497,375 from financing activities compared to cash used in financing activities of $183,925 for the same period in 2017. The principal reason for the change is the sale of shares of common stock for $531,929 during the three months ended November 30, 2018, offset by $34,554 in repayments of amounts due to related parties. During the three months ended November 30, 2017 there were no sales of shares of common stock.

On November 16, 2018, the Company accepted a $30,000 subscription agreement from an accredited investor residing outside the United States for the sale of 17,647 shares of restricted common stock, resulting in an effective price per share of $1.70. The shares were issued on November 20, 2018.

Also on November 16, 2018, the Company accepted a $501,929 subscription agreement from an accredited investor residing outside the United States for the sale of 545,575 shares of restricted common stock, resulting in an effective price per share of $0.92. The shares were issued on November 20, 2018.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2018. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2018, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2018, the Company sold 17,647 restricted shares of common stock to an accredited investor for a purchase price of $30,000. This sale of shares was made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The issuance involved an offer and sale of securities outside the United States. The offer and sale were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The shares were issued on November 20, 2018.

Also on November 16, 2018, the Company sold 545,575 restricted shares of common stock to an accredited investor residing outside of the United Stated for a purchase price of $501,929. This sale of shares was made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act. The issuance involved an offer and sale of securities outside the United States. The offer and sale were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The shares were issued on November 20, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On January 7, 2019, the Company, NHL and CannaPiece entered into Amendment No. 1 to the SEA (“Amendment No. 1”) pursuant to which the parties agreed to extend the delivery date of the Investment from January 7, 2019 to January 31, 2019. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 1, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Also on January 7, 2019, the Company and Activa entered into a letter agreement (the “Letter Agreement”) that extends the termination date of the Activa LOI from December 31, 2018 to February 28, 2019. The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On January 7, 2019, 247 and Kainai entered into the Joint Venture Agreement for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, 247 and the Company entered into an Agreement of Transfer and Assignment (the “Assignment”), pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to the Company, the parties will work in a joint venture relationship with the Company providing the finance, development and operation of the project, including sales and Kainai providing the land and approvals for the development of the projects.

The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment on a ratio equal to 80% to the Company and 20% to Kainai.

Among other things, the Company is responsible for maintaining all financial records of the joint venture and providing quarterly and annual reporting to all joint venture stakeholders, assigning and directing operational staff, remunerating Kainai on the basis of 20% of net joint venture income on an annual basis commencing 12 months after the first full 12-month revenue period.

The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement.

The foregoing description of the Assignment does not purport to be complete and is qualified in its entirety by reference to the full text of the Assignment, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Letter of Intent dated October 10, 2018 by and between the registrant and CannaPiece Group Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2018).

10.2	Amendment to Letter of Intent dated November 14, 2018 by and between the registrant, Novo Healthnet Limited and CannaPiece Group, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2018).

10.3	Letter of Intent dated November 23, 2018 by and between the registrant, Novo Healthnet Limited and Activa Clinics (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2018).

10.4	Employment Agreement, entered into on November 30, 2018 and effective December 1, 2018, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2018).

10.5	Amendment No. 1 to Share Exchange Agreement dated January 7, 2019 by and between the registrant, Novo Healthnet Limited and CannaPiece Group, Inc.

10.6	Letter Agreement effective January 7, 2019 by and between the registrant and Activa Clinics.

10.7	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: January 11, 2019	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

