Form 10-Q
period 2019-02-28
Novo Integrated Sciences, Inc.
filed 2019-04-11
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 223,164,283 shares of the Registrant’s $0.001 par value common stock outstanding as of April 8, 2019.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2019 (unaudited) and August 31, 2018

	February 28, 2019	August 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,373,936	$675,705
Accounts receivable, net	1,378,894	1,337,545
Other receivables, current portion	586,734	393,821
Prepaid expenses and other current assets	163,323	161,838
Total current assets	4,502,887	2,568,909

Property and equipment, net	427,195	400,321
Intangible assets	22,358,567	-
Other receivables, net of current portion	87,354	57,352
Acquisition deposits	1,104,985	1,112,404
Goodwill	600,084	604,113
TOTAL ASSETS	$29,081,072	$4,743,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,254,234	$1,307,599
Accrued expenses	254,667	383,998
Accrued interest (principally to related parties)	181,740	156,121
Due to related parties	966,102	1,116,261
Notes payable, current portion	379,800	382,350
Total current liabilities	3,036,543	3,346,329

Debentures, related parties	1,215,837	1,224,000
TOTAL LIABILITIES	4,252,380	4,570,329

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 28, 2019 and August 31, 2018
Common stock; $0.001par value; 499,000,000 shares authorized; 223,048,205 and 207,881,743 shares issued and outstanding at February 28, 2019 and August 31, 2018	223,048	207,882
Additional paid-in capital	35,047,853	10,053,683
Other comprehensive income	1,165,795	1,139,815
Accumulated deficit	(11,570,906)	(11,199,989)
Total Novo Integrated Sciences, Inc. stockholders’ equity	24,865,790	201,391
Noncontrolling interest	(37,098)	(28,621)
Total stockholders’ equity	24,828,692	172,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,081,072	$4,743,099

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 28, 2019 and 2018 (unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,200,410	$2,145,919	$4,512,032	$4,399,656

Cost of revenues	1,320,740	1,307,596	2,748,823	2,715,289

Gross profit	879,670	838,323	1,763,209	1,684,367

Operating expenses:
Selling expenses	4,016	30,601	29,239	68,740
General and administrative expenses	954,341	1,934,479	2,028,009	2,914,754
Total operating expenses	958,357	1,965,080	2,057,248	2,983,494

Loss from operations	(78,687)	(1,126,757)	(294,039)	(1,299,127)

Non operating income (expense)
Interest income	4,294	160	9,383	211
Interest expense	(48,587)	(304,132)	(94,908)	(438,285)
Total other income (expense)	(44,293)	(303,972)	(85,525)	(438,074)

Loss before income taxes	(122,980)	(1,430,729)	(379,564)	(1,737,201)

Income tax expense	-	(54,216)	-	-

Net loss	$(122,980)	$(1,376,513)	$(379,564)	$(1,737,201)

Net loss attributed to noncontrolling interest	(3,479)	(1,956)	(8,647)	(5,356)

Net loss attributed to Novo Integrated Sciences, Inc.	$(119,501)	$(1,374,557)	$(370,917)	$(1,731,845)

Comprehensive loss:
Net loss	(122,980)	(1,376,513)	(379,564)	(1,737,201)
Foreign currency translation gain (loss)	27,765	(211,528)	25,980	(87,341)
Comprehensive loss:	$(95,215)	$(1,588,041)	$(353,584)	$(1,824,542)

Weighted average common shares outstanding - basic and diluted	214,281,342	206,091,162	211,094,982	203,953,457

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2019 and 2018 (unaudited)

	Six Months Ended
	February 28, 2019	February 28, 2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379,564)	$(1,737,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,474	32,719
Fair value of vested stock options	70,846	1,109,416
Changes in operating assets and liabilities:
Accounts receivable	(50,152)	(250,133)
Prepaid expenses and other current assets	(2,541)	30,326
Accounts payable	(44,730)	80,084
Accrued expenses	(126,470)	(43,843)
Accrued interest	26,597	303,699
Net cash used in operating activities	(459,540)	(474,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(75,947)	(43,431)
Amounts loaned for other receivables	(225,924)	(39,215)
Net cash used in investing activities	(301,871)	(82,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(142,376)	(263,403)
Proceeds from the sale of common stock	2,579,923	-
Payments on notes payable	-	(7,108)
Net cash provided by (used in) financing activities	2,437,547	(270,511)

Effect of exchange rate changes on cash and cash equivalents	22,095	(31,880)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,698,231	(859,970)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,705	1,896,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,373,936	$1,036,602

CASH PAID FOR:
Interest	$69,289	$128,098
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$22,358,567	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2019 and 2018 (unaudited)

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 15 corporate-owned clinics and a contracted network of 97 affiliate clinics and 222 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

As we continue to build our health science platform of services and products through the integration of technology and rehabilitative science, one component of our lateral business growth strategy includes developing business units centered on the direct control of the grow, extraction, manufacturing and distribution processes for hemp and medical cannabidiol products. Additionally, we continue to expand on our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of a clinic, by extending oversight of patient diagnosis, care and monitoring, directly into the patient’s home, through various mobile telemedicine and diagnostic tools.

Since inception and through May 9, 2017, our activities and business operations were limited to raising capital, organizational matters and the implementation of our business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL; (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

The Exchange was accounted for as a reverse acquisition under the purchase method of accounting since NHL obtained control of Novo Integrated Sciences, Inc. Accordingly, the Exchange was recorded as a recapitalization of NHL, with NHL being treated as the continuing entity. The historical financial statements presented are the financial statements of NHL. The Exchange was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the closing date of the Exchange, the net assets of the legal acquirer, Novo Integrated Sciences, Inc., were $6,904.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the six months ended February 28, 2019 are not necessarily indicative of the results for the year ending August 31, 2019.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD” or “CAD$”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income. The following table details the exchange rates used for the respective periods:

	February 28, 2019	February 28, 2018	August 31, 2018
Period end: CAD to USD exchange rate	$0.7596	$0.7808	$0.7647
Average period: CAD to USD exchange rate	$0.7578	$0.7959

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NHL, Novo Healthnet Rehab Limited, Novo Assessments Inc., and an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 28, 2019 and August 31, 2018, the allowance for uncollectible accounts receivable was $473,585 and $464,527, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 28, 2019 and August 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights and a software license which will be amortized over 50 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company will perform a test for impairment annually. The land use rights and the software license intangible assets were acquired in January and February, 2019, respectively. Therefore, the first annual impairment test will be performed as of August 31, 2019.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At February 28, 2019, the Company recorded goodwill of $379,800 and $220,284, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018. As of August 31, 2018, the Company performed the required impairment review. Based on its review, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which include refundable acquisition deposits totaling $1,104,985 and $1,112,404 at February 28, 2019 and August 31, 2018, respectively.

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

As of February 28, 2019 and August 31, 2018, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the service is provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 options/warrants outstanding as of February 28, 2019. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,165,795 and $1,139,815 at February 28, 2019 and August 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are non-interest bearing and payable upon demand. At February 28, 2019 and August 31, 2018, the amount due to related parties was $966,102 and $1,116,261, respectively.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Trade receivables	$1,610,117	$1,564,180
Amounts earned but not billed	242,362	237,892
	1,852,479	1,802,072
Allowance for doubtful accounts	(473,585)	(464,527)
Accounts receivable, net	$1,378,894	$1,337,545

Note 5 – Other Receivables

Other receivables at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019	$284,849	$286,763

Advance to corporation; non-interest bearing; unsecured; due no later than November 18, 2020	30,384	30,588

Advance to corporation; accrues interest at 12% per annum; unsecured; due September 2019	75,960	76,470

Advance to corporation; accrues interest at 10% per annum; unsecured; due May 1, 2022	56,970	57,352

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2020	225,924	-
Total other receivables	674,087	451,173
Current portion	(586,733)	(393,821)
Long-term portion	$87,354	$57,352

Note 6 – Property and Equipment

Property and equipment at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Leasehold Improvements	$433,756	$372,010
Clinical equipment	276,954	269,741
Computer equipment	22,485	22,636
Office equipment	27,382	24,658
Furniture and fixtures	39,356	39,620
	799,933	728,665
Accumulated depreciation	(372,738)	(328,344)
Total	$427,195	$400,321

Depreciation expense for the six months ended February 28, 2019 and 2018 was $46,474 and $32,719, respectively.

Note 7 – Intangible Assets

Intangible assets at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Land use rights	$21,600,000	$-
Software license	758,567	-
	22,358,567	-
Accumulated amortization	-	-
Total	$22,358,567	$-

There was no amortization expense during the six months ended February 28, 2019 and 2018.

Note 8 – Accrued Expenses

Accrued expenses at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Accrued liabilities	$131,422	$266,123
Accrued payroll	89,637	106,761
Other	33,608	11,114
	$254,667	$383,998

Note 9 – Notes Payable

Notes payable at February 28, 2019 and August 31, 2018 consisted of the following:

	February 28, 2019	August 31, 2018
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	$379,800	$382,350
	379,800	382,350
Current portion	(379,800)	(382,350)
Long-term portion	$-	$-

Note 10 – Debentures, related parties

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At February 28, 2019, the amount of debentures outstanding was $1,215,837.

Note 11 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 28, 2019 and August 31, 2018 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At February 28, 2019 and August 31, 2018 there were 223,048,205 and 207,881,743 common shares issued and outstanding, respectively.

During the six months ended February 28, 2019, the Company issued:

●	2,708,113 restricted shares of common stock for cash proceeds of $2,579,923

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of February 28, 2019, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at February 28, 2019 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Granted	75,000	0.95
Forfeited	(10,000)	2.00
Exercised	-
Outstanding, February 28, 2019	10,095,000	0.30	4.08	$13,106,250
Exercisable, February 28, 2019	10,095,000	$0.30	4.08	$13,106,250

The exercise price for options/warrants outstanding at February 28, 2019:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
10,095,000

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $70,846 and $1,109,416 during the six months ended February 28, 2019 and 2018, respectively. At February 28, 2019, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the current fiscal year ending August 31, 2019 using the Black-Scholes option-pricing model for options granted, through February 28, 2019, are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

Note 12 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of February 28, 2019, results of operations, cash flows or liquidity of the Company.

Leases

The Company leases its office space and certain facilities under long-term operating leases expiring through fiscal year 2023. Rent expense under these leases was $498,237 and $409,350 for the six months ended February 28, 2019 and 2018, respectively.

Note 13 – Subsequent Events

On April 3, 2019, the Company sold 116,078 restricted shares of common stock to an accredited investor for a purchase price of $149,740.

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

Overview of the Company

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 15 corporate-owned clinics and a contracted network of 97 affiliate clinics and 222 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

As we continue to build our health science platform of services and products through the integration of technology and rehabilitative science, one component of our lateral business growth strategy includes developing business units centered on the direct control of the grow, extraction, manufacturing and distribution processes for hemp and medical cannabidiol products. Additionally, we continue to expand on our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of a clinic, by extending oversight of patient diagnosis, care and monitoring, directly into the patient’s home, through various mobile telemedicine and diagnostic tools.

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

Recent Developments

Cloud DX Inc. License Agreement

On February 26, 2019, we entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX Inc. (“Cloud DX”) pursuant to which Cloud DX agreed to sell, and NHL agreed to purchase, a fully paid up, perpetual license, with 5-year conditional exclusivity, for the Cloud DX Bundled Pulsewave PAD-1A USB Blood Pressure Device, up-to-date product releases and Licensed Software Products (the “Licensed Software”) to include the:

●	Cloud DX Connected Health web portal for clinical users,
●	Cloud DX Connected Health mobile app,
●	Cloud DX Connected Health Windows app, and
●	Cloud DX Connected Health MacOS app.

Pursuant to the terms of the Cloud DX License, Cloud DX also agreed to sell, and NHL agreed to purchase, 4,000 fully functional Pulsewave PAD 1A USB blood pressure monitor devices bundled with the perpetual license discussed above (the “Bundled Devices”).

The Cloud DX License granted to NHL and its majority-owned subsidiaries, holding companies, divisions and affiliates, other than physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

●	Upon the closing, the Company issued 458,349 restricted shares of its common stock having a value (as calculated as set forth in the Cloud DX License) of CAD$1,000,000 (approximately $758,567 as of February 26, 2019), and

●	Cloud DX will invoice CAD$250,000 (approximately $189,642 as of February 26, 2019) to NHL based on the following deliverables, and paid on the following schedule:

Cloud DX deliverable	Novo payment (terms: Net 15)
Heart Friendly Program launches in Clinic #1	CAD$50,000 (approximately $37,929 as of February 26, 2019)
Novo-branded Android app delivered as APK file	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Novo-branded Clinical portal website delivered	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Pulsewave PAD-1A devices – 1st delivery	CAD$20,000 (approximately $15,171 as of February 26, 2019)
Marketing services / materials delivered	CAD$25,000 (approximately $18,964 as of February 26, 2019)
Cloud DX hires dedicated Novo support FTE	CAD$85,000 (approximately $64,478 as of February 26, 2019)

Pulse Rx Inc. Share Purchase and Exchange Agreement

On February 20, 2019, we entered into a Share Purchase and Exchange Agreement (the “SPEA”) with Pulse Rx Inc. (“Pulse Rx”) and the Pulse Rx Stockholders (as hereinafter defined), pursuant to which Pulse Rx will become a wholly owned subsidiary of NHL.

Pursuant to the terms of the SPEA, on March 15, 2019 (the “Escrow Closing Date”), the holders of Pulse Rx Class A common shares (the “Pulse Class A Stockholders”) will endorse for transfer all of their Pulse Rx Class A common shares in our favor and deliver them to the escrow agent. The purchase price for the Pulse Rx Class A common shares is CAD$10.00 and the condition precedent that up to CAD$6,000,000 loan is arranged by us and advanced to Pulse Rx (the “Loan”) to discharge payables and restructure debt as provided in the SPEA.

In addition, on the terms and subject to the conditions set forth in the SPEA, on the Escrow Closing Date, the holders of Pulse Rx Class B common shares (the “Pulse Class B Stockholders” and together with the Pulse Class A Stockholders, the “Pulse Rx Stockholders”) will endorse for transfer all of their Pulse Rx Class B common shares in favor of NHL and deliver them to the escrow agent. In exchange for the Pulse Rx Class B common shares, on the Escrow Closing Date, NHL will issue in favor of the Pulse Class B Stockholders exchangeable preferred shares (the “NHL Exchangeable Shares”), which shares can only be utilized for the purpose of exchange for restricted shares of Company common stock and will be delivered to the escrow agent. The Company will allot in favor of the Pulse Class B Stockholders $4,546,013 worth of restricted shares of the Company’s common stock, based on a per share price of $1.7975, or 2,529,076 shares of Company common stock. The transactions described in this paragraph are referred to herein as the “Exchange”.

The closing of the transactions contemplated under the SPEA will occur upon our advancing the Loan funds to Pulse Rx, and the mutual delivery of the Pulse Rx Class A common shares, the Pulse Rx Class B common shares, and the NHL Exchangeable Shares held by the escrow agent to the respective parties by April 15, 2019 (the “Closing Date”). Notwithstanding the foregoing, the Closing Date will be accelerated by the earlier availability to us of the Loan funds, which availability will immediately trigger an earlier Closing Date, to be effected within 10 business days thereof. At the closing:

●	The escrow agent will deliver the NHL Exchangeable Shares to the Pulse Class B Stockholders and the Pulse Rx Class A common shares and the Pulse Rx Class B common shares to NHL.

●	We will have caused the Loan funds to be advanced to Pulse Rx such that they may be disbursed pursuant to the terms of the SPEA.

The Exchange is intended to qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Assignment of Joint Venture Agreement

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects.

The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai.

The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement.

In January 2019, pursuant to the terms of the Joint Venture Agreement, we issued 12,000,000 restricted common shares to 247 with a value of $21,600,000.

CannaPiece Group Inc. Share Exchange Agreement, as Amended, & Subscriptions

On December 18, 2018, we entered into a Share Exchange Agreement (the “SEA”) with CannaPiece Group Inc. (“CannaPiece”).

Pursuant to the terms of the SEA, CannaPiece agreed that it would issue to NHL shares representing 25% of CannaPiece’s outstanding shares, which shares are valued at CAD$25,000,000 ($18,672,500) in the aggregate, based on an agreed pre-revenue, post-licensing valuation of CannaPiece in the amount of CAD$100,000,000 ($74,690,000).

In exchange for the issuance of the CannaPiece shares to NHL, the Company agreed to issue to CannaPiece CAD$25,000,000 ($18,672,500) worth of Company restricted common stock. The number of shares of Company common stock to be issued will be based on a per share price of $0.92, as determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent between the parties, with a 20% discount to the determined average.

In addition, CannaPiece agreed to execute one or more subscription agreements for Company common stock with an aggregate value of CAD$5,000,000 (approximately $3,734,500) (the “Investment”) no later than January 7, 2019. CannaPiece’s obligation is independent of the closing of the exchange. The parties agreed that the per share price for the subscription agreements will be $0.92 per share, determined by establishing the 30-trading day closing average ($1.15 per share) on October 10, 2018, the execution date of the binding letter of intent among the parties, with a 20% discount to the determined average. Of this aggregate subscription amount, $501,929 was paid prior to execution of the SEA. In addition, on December 18, 2018, the Company accepted a $1,867,250 subscription agreement from CannaPiece for 2,029,620 shares of the Company’s restricted common stock, resulting in an effective price per share of $0.92.

We have the right to appoint one board member, with voting rights, to CannaPiece’s board of directors, and CannaPiece has the right to appoint one board member, with voting rights, to the Company’s Board of Directors. As of the closing, the Company and CannaPiece will take such actions as required to expand the size of each board of directors such that the Company and CannaPiece can each appoint one member to the other party’s board of directors.

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

The SEA may be terminated in certain circumstances including, among others, by the mutual written consent of the parties; and by us, or by CannaPiece, if certain closing conditions have not been met by June 1, 2019.

The parties have agreed to extend the delivery date of the Investment to April 30, 2019.

For the three months ended February 28, 2019 compared to the three months ended February 28, 2018

Revenues for the three months ended February 28, 2019 were $2,200,410, representing an increase of $54,491, or 2.5%, from $2,145,919 for the same period in 2018. The increase in revenue is due to the opening of a new clinic in September 2018 and the relocation of certain clinics, during the summer of 2018, allowing the Company to sell additional services to customers as a result of more spacious facilities.

Cost of revenues for the three months ended February 28, 2019 were $1,320,740, representing an increase of $13,144, or 1.0%, from $1,307,596 for the same period in 2018. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 60.0% for the three months ended February 28, 2019 and 60.9% for same period in 2018. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the three months ended February 28, 2019 were $958,357, representing a decrease of $1,006,723, or 51.2%, from $1,965,080 for the same period in 2018. The decrease in operating costs is attributed to a decrease in stock-based compensation of $966,751 and a decrease in professional fees.

Interest expense for the three months ended February 28, 2019 was $48,587, representing a decrease of $255,545, or 84.0%, from $304,132 for the same period in 2018. The decrease is due to less debt outstanding as a result of approximately $5.1 million of related party debt being converted to common stock in January 2018.

Net loss for the three months ended February 28, 2019 was $122,980, representing a decrease of $1,253,533, or 91.1%, from $1,376,513 for the same period in 2018. The decrease in net loss is due to the reasons described above.

For the six months ended February 28, 2019 compared to the six months ended February 28, 2018

Revenues for the six months ended February 28, 2019 were $4,512,032, representing an increase of $112,376, or 2.6%, from $4,399,656 for the same period in 2018. The increase in revenue is due to us being able to sell additional services to customers as a result of the acquisition of Executive Fitness Leaders in December 2017, the opening of a new clinic in September 2018, and the relocation of certain clinics during the summer of 2018 to more spacious facilities.

Cost of revenues for the six months ended February 28, 2019 were $2,748,823, representing an increase of $33,534, or 1.2%, from $2,715,289 for the same period in 2018. The increase in cost of revenues is principally due to the increase in revenue. Cost of revenues as a percentage of revenue was 60.9% for the six months ended February 28, 2019 and 61.7% for same period in 2018. The decrease in cost of revenues as a percentage of revenue is principally due to slightly lower costs.

Operating costs for the six months ended February 28, 2019 were $2,057,248, representing a decrease of $926,246, or 31.0%, from $2,983,494 for the same period in 2018. The decrease in operating costs is attributed to a decrease in stock-based compensation of $1,038,570 offset by an increase in payroll and rental fees.

Interest expense for the six months ended February 28, 2019 was $94,908, representing a decrease of $343,377, or 78.3%, from $438,285 for the same period in 2018. The decrease is due to less debt outstanding as a result of approximately $5.1 million of related party debt being converted to common stock in January 2018.

Net loss for the six months ended February 28, 2019 was $379,564, representing a decrease of $1,357,637, or 78.2%, from $1,737,201 for the same period in 2018. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended February 28, 2019, the Company had a net loss of $379,564.

During the six months ended February 28, 2019, the Company used cash in operating activities of $459,540 compared to $474,933 for the same period in 2018. The principal reason for the decrease is the decrease in net loss incurred during the six months ended February 28, 2019 as compared to the same period in 2018, changes in non-cash expenses of depreciation and stock-based compensation and changes in working capital accounts during the six months ended February 28, 2019 compared to the same period in 2018.

During the six months ended February 28, 2019, the Company used cash in investing activities of $301,871 compared to $82,646 for the same period in 2018. The principal reason for the change is the increase of amounts loaned for other receivables and of investment in leasehold improvements during the six months ended February 28, 2019 compared to the same period in 2018.

During the six months ended February 28, 2019, the Company generated cash of $2,437,547 from financing activities compared to cash used in financing activities of $270,511 for the same period in 2018. The principal reason for the change is the sale of shares of common stock for $2,579,923 during the six months ended February 28, 2019, and the decrease of repayments of amounts due to related parties of $121,027. During the six months ended February 28, 2018 there were no sales of shares of common stock.

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

On December 18, 2018, the Company accepted a $1,867,250 subscription agreement from an accredited investor residing outside the United States for the sale of 2,029,620 shares of restricted common stock, resulting in an effective price per share of $0.92. The shares were issued on December 20, 2018.

On January 15, 2019, the Company accepted a $180,744 subscription agreement from an accredited investor residing outside the United States for the sale of 115,271 shares of restricted common stock, resulting in an effective price per share of $1.57. The shares were issued on January 18, 2019.

On April 3, 2019, the Company accepted a $149,740 subscription agreement from an accredited investor residing outside the United States for the sale of 116,078 shares of restricted common stock, resulting in an effective price per share of $1.29. The shares were issued on April 5, 2019.

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

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2019. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2019, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 18, 2018, the Company sold 2,029,620 restricted shares of common stock to an accredited investor for a purchase price of $1,867,250. The shares were issued on December 20, 2018.

On January 15, 2019, the Company sold 115,271 restricted shares of common stock to an accredited investor for a purchase price of $180,744. The shares were issued on January 18, 2019.

In January 2019, the Company issued 12,000,000 restricted shares of common stock to 247 pursuant to the terms of the Joint Venture Agreement. The shares had a value of $21,600,000.

On February 26, 2019, the Company issued 458,349 restricted shares of its common stock to Cloud DX in connection with entry into a software license agreement. Such shares had a value of CAD$1,000,000 (approximately $758,567 as of February 26, 2019).

The above sales were made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act. The issuances involved an offer and sale of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Share Exchange Agreement dated December 18, 2018 by and among the registrant, Novo Healthnet Limited and CannaPiece Group Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2018).

10.2	Amendment No. 1 to Share Exchange Agreement dated January 7, 2019 by and between the registrant, Novo Healthnet Limited and CannaPiece Group, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on January 11, 2019).

10.3	Letter Agreement effective January 7, 2019 by and between the registrant and Activa Clinics. (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed on January 11, 2019).

10.4	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on January 11, 2019).

10.5	Amendment No. 2 to Share Exchange Agreement dated January 31, 2019 by and between the registrant, Novo Healthnet Limited and CannaPiece Group, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 6, 2019).

10.6	Letter of Intent dated February 4, 2019 among the registrant, Novo Healthnet Limited and Pulse Rx Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 6, 2019).

10.7	Share Purchase and Exchange Agreement dated February 20, 2019 by and among the registrant, Novo Healthnet Limited, Pulse Rx Inc. and the shareholders of Pulse Rx Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 26, 2019).

10.8	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.9	Letter Agreement dated February 27, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Activa Clinics (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.10	Amendment No. 3, dated February 27, 2019, to Share Exchange Agreement dated December 18, 2018, as amended, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and CannaPiece Group Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 5, 2019).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: April 11, 2019	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

