Form 10-Q
period 2019-05-31
Novo Integrated Sciences, Inc.
filed 2019-07-11
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
N/A	N/A	N/A

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

There were 223,606,949 shares of the Registrant’s $0.001 par value common stock outstanding as of July 5, 2019.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2019 (unaudited) and August 31, 2018

	May 31, 2019	August 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,478,303	$675,705
Accounts receivable, net	1,383,029	1,337,545
Other receivables, current portion	577,186	393,821
Prepaid expenses and other current assets	149,718	161,838
Total current assets	4,588,236	2,568,909

Property and equipment, net	418,297	400,321
Intangible assets	22,358,567	-
Right-of-use assets	2,201,893	-
Other receivables, net of current portion	85,043	57,352
Acquisition deposits	1,445,495	1,112,404
Goodwill	584,205	604,113
TOTAL ASSETS	$31,681,736	$4,743,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,283,735	$1,307,599
Accrued expenses	208,008	383,998
Accrued interest (principally to related parties)	188,321	156,121
Due to related parties	931,128	1,116,261
Notes payable, current portion	369,750	382,350
Debentures, related parties	1,183,664	-
Operating lease liability, current portion	413,896	-
Total current liabilities	4,578,502	3,346,329

Debentures, related parties	-	1,224,000
Operating lease liability, net of current portion	1,789,779	-
TOTAL LIABILITIES	6,368,281	4,570,329

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2019 and August 31, 2018
Common stock; $0.001par value; 499,000,000 shares authorized; 223,585,536 and 207,881,743 shares issued and outstanding at May 31, 2019 and August 31, 2018	223,585	207,882
Additional paid-in capital	35,695,491	10,053,683
Other comprehensive income	1,102,188	1,139,815
Accumulated deficit	(11,670,164)	(11,199,989)
Total Novo Integrated Sciences, Inc. stockholders’ equity	25,351,100	201,391
Noncontrolling interest	(37,645)	(28,621)
Total stockholders’ equity	25,313,455	172,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,681,736	$4,743,099

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2019 and 2018 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,489,575	$2,323,169	$7,001,607	$6,722,825

Cost of revenues	1,556,865	1,417,999	4,305,688	4,133,288

Gross profit	932,710	905,170	2,695,919	2,589,537

Operating expenses:
Selling expenses	3,846	17,900	33,085	86,640
General and administrative expenses	991,992	1,064,107	3,020,001	3,978,861
Total operating expenses	995,838	1,082,007	3,053,086	4,065,501

Loss from operations	(63,128)	(176,837)	(357,167)	(1,475,964)

Non operating income (expense)
Interest income	4,090	120	13,473	331
Interest expense	(41,735)	(42,696)	(136,643)	(480,981)
Total other income (expense)	(37,645)	(42,576)	(123,170)	(480,650)

Loss before income taxes	(100,773)	(219,413)	(480,337)	(1,956,614)

Income tax expense	-	-	-	-

Net loss	$(100,773)	$(219,413)	$(480,337)	$(1,956,614)

Net loss attributed to noncontrolling interest	(1,515)	(1,515)	(10,162)	(6,871)

Net loss attributed to Novo Integrated Sciences, Inc.	$(99,258)	$(217,898)	$(470,175)	$(1,949,743)

Comprehensive loss:
Net loss	(100,773)	(219,413)	(480,337)	(1,956,614)
Foreign currency translation gain (loss)	(63,607)	(8,505)	(37,627)	(95,846)
Comprehensive loss:	$(164,380)	$(227,918)	$(517,964)	$(2,052,460)

Weighted average common shares outstanding - basic and diluted	223,258,368	214,684,089	215,193,998	207,568,978

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended May 31, 2019 and 2018 (unaudited)

						Total Novo
			Additional	Other		Stockholders’	Non	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity/	controlling	Equity/
	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interest	(Deficit)
Balance, August 31, 2018	207,881,743	207,882	10,053,683	1,139,815	(11,199,989)	201,391	(28,621)	172,770

Common stock issued for cash	3,245,444	3,245	3,224,853	-	-	3,228,098	-	3,228,098
Common stock issued for interest in joint venture	12,000,000	12,000	21,588,000	-	-	21,600,000	-	21,600,000
Common stock issued for software license	458,349	458	758,109	-	-	758,567	-	758,567
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(37,627)		(37,627)	1,138	(36,489)
Net loss	-	-	-	-	(470,175)	(470,175)	(10,162)	(480,337)

Balance, May 31, 2019	223,585,536	$223,585	$35,695,491	$1,102,188	$(11,670,164)	$25,351,100	$(37,645)	$25,313,455

Balance, August 31, 2017	201,837,254	201,837	3,381,643		(9,091,977)	(5,508,497)	(20,537)	(5,529,034)

Common stock issued for cash	25,104	25	15,539	-	-	15,564	-	15,564
Common stock issued for acquisition	384,110	384	232,771	-	-	233,155	-	233,155
Common stock issued for conversion of debt	12,452,356	12,453	5,110,446	-	-	5,122,899	-	5,122,899
Fair value of vested stock options	-	-	1,220,419	-	-	1,220,419	-	1,220,419
Fair value of modification of stock option terms	-	-	31,536	-	-	31,536	-	31,536
Foreign currency translation loss	-	-	-	(95,846)		(95,846)	873	(94,973)
Net loss	-	-	-	-	(1,949,743)	(1,949,743)	(6,871)	(1,956,614)

Balance, May 31, 2018	214,698,824	$214,699	$9,992,354	$(95,846)	$(11,041,720)	$(930,513)	$(26,535)	$(957,048)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2019 and 2018 (unaudited)

	Nine Months Ended
	May 31, 2019	May 31, 2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,337)	$(1,956,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,256	52,287
Fair value of vested stock options	70,846	1,220,419
Expense associated with modified stock option terms	-	31,536
Operating lease expense	98,316	-
Changes in operating assets and liabilities:
Accounts receivable	(91,318)	(227,113)
Prepaid expenses and other current assets	7,182	39,503
Accounts payable	18,628	(343,102)
Accrued expenses	(167,126)	39,552
Accrued interest	38,076	303,488
Operating lease liability	(96,498)	-
Net cash used in operating activities	(530,975)	(840,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(103,035)	(83,950)
Payment for acquisition deposit	(377,000)	-
Amounts loaned for other receivables	(225,924)	(38,929)
Net cash used in investing activities	(705,959)	(122,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(151,257)	(31,580)
Proceeds from the sale of common stock	3,228,098	15,564
Payments on notes payable	-	(7,056)
Net cash provided by (used in) financing activities	3,076,841	(23,072)

Effect of exchange rate changes on cash and cash equivalents	(37,309)	(46,881)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,802,598	(1,032,876)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,705	1,896,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,478,303	$863,696

CASH PAID FOR:
Interest	$104,443	$170,588
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$22,358,567	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2019 and 2018 (unaudited)

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 15 corporate-owned clinics and a contracted network of 96 affiliate clinics and 229 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the nine months ended May 31, 2019 are not necessarily indicative of the results for the year ending August 31, 2019.

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

	May 31, 2019	May 31, 2018	August 31, 2018
Period end: CAD to USD exchange rate	$0.7395	$0.7712	$0.7647
Average period: CAD to USD exchange rate	$0.7540	$0.7901

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2019 and August 31, 2018, the allowance for uncollectible accounts receivable was $475,329 and $464,527, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2019 and August 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights and a software license which will be amortized over 50 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company will perform a test for impairment annually. The land use rights and the software license intangible assets were acquired in January and February 2019, respectively. Therefore, the first annual impairment test will be performed as of August 31, 2019.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At May 31, 2019, the Company recorded goodwill of $369,750 and $214,455, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017 and Executive Fitness Leaders during the fiscal year ended August 31, 2018. As of August 31, 2018, the Company performed the required impairment review. Based on its review, the Company believes there was no impairment of its goodwill.

Acquisition Deposits

The Company has signed letters of understanding with three potential acquisition candidates which include refundable acquisition deposits totaling $1,445,495 and $1,112,404 at May 31, 2019 and August 31, 2018, respectively.

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

As of May 31, 2019 and August 31, 2018, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 options/warrants outstanding as of May 31, 2019. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,102,188 and $1,139,815 at May 31, 2019 and August 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on March 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on March 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on March 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $2,360,787. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are non-interest bearing and payable upon demand. At May 31, 2019 and August 31, 2018, the amount due to related parties was $931,128 and $1,116,261, respectively.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31,	August 31,
	2019	2018
Trade receivables	$1,571,743	$1,564,180
Amounts earned but not billed	286,615	237,892
	1,858,358	1,802,072
Allowance for doubtful accounts	(475,329)	(464,527)
Accounts receivable, net	$1,383,029	$1,337,545

Note 5 – Other Receivables

Other receivables at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31,	August 31,
	2019	2018
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019 (currently in default)	$277,312	$286,763
Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	29,580	30,588
Advance to corporation; accrues interest at 12% per annum; unsecured; due September 2019	73,950	76,470
Advance to corporation; accrues interest at 10% per annum; unsecured; due May 1, 2022	55,463	57,352
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2020	225,924	-
Total other receivables	662,229	451,173
Current portion	(577,186)	(393,821)
Long-term portion	$85,043	$57,352

Note 6 – Property and Equipment

Property and equipment at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31,	August 31,
	2019	2018
Leasehold Improvements	$444,449	$372,010
Clinical equipment	274,395	269,741
Computer equipment	21,890	22,636
Office equipment	26,658	24,658
Furniture and fixtures	38,315	39,620
	805,707	728,665
Accumulated depreciation	(387,410)	(328,344)
Total	$418,297	$400,321

Depreciation expense for the nine months ended May 31, 2019 and 2018 was $71,256 and $52,287, respectively.

Note 7 – Intangible Assets

Intangible assets at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31, 2019	August 31, 2018
Land use rights	$21,600,000	$-
Software license	758,567	-
	22,358,567	-
Accumulated amortization	-	-
Total	$22,358,567	$-

There was no amortization expense during the nine months ended May 31, 2019 and 2018 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31,	August 31,
	2019	2018
Accrued liabilities	$57,856	$266,123
Accrued payroll	119,291	106,761
Other	30,861	11,114
	$208,008	$383,998

Note 9 – Notes Payable

Notes payable at May 31, 2019 and August 31, 2018 consisted of the following:

	May 31, 2019	August 31, 2018
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019. Currently in Dispute.	$369,750	$382,350
	369,750	382,350
Current portion	(369,750)	(382,350)
Long-term portion	$-	$-

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At May 31, 2019, the amount of debentures outstanding was $1,183,664.

Note 11 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2028. Effective March 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of May 31, 2019:

	Classification on Balance Sheet	May 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$2,201,893
Total lease assets		$2,201,893

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$413,896
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,789,779
Total lease liability		$2,203,675

Lease obligations at May 31, 2019 consisted of the following:

Twelve months ending May 31,
2020	$575,245
2021	573,476
2022	464,407
2023	401,394
2024	197,454
2025	149,001
Thereafter	412,330
Total payments	2,773,307
Amount representing interest	(569,632)
Lease obligation, net	2,203,675
Less lease obligation, current portion	(413,896)
Lease obligation, long-term portion	$1,789,779

The lease expense for the three months ended May 31, 2019 (since adoption of ASC 842) was $142,676, which consisted of amortization expense of $98,316 and interest expense of $44,360. The cash paid under operating leases during the three months ended May 31, 2019 was $115,311. At May 31, 2019, the weighted average remaining lease terms were 6.0 years and the weighted average discount rate was 8%

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2019 and August 31, 2018 there were 0 and 0 convertible preferred shares issued, outstanding and designated, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2019 and August 31, 2018 there were 223,585,536 and 207,881,743 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2019, the Company issued:

●	3,245,444 restricted shares of common stock for cash proceeds of $3,228,098;

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate; and

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of May 31, 2019, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at May 31, 2019 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Granted	75,000	0.95
Forfeited	(10,000)	2.00
Exercised	-
Outstanding, May 31, 2019	10,095,000	0.30	3.83	$9,573,000
Exercisable, May 31, 2019	10,095,000	$0.30	3.83	$9,573,000

The exercise price for options/warrants outstanding at May 31, 2019:

Outstanding and Exercisable
Number of	Exercise
Options/Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $70,846 and $1,220,419 during the nine months ended May 31, 2019 and 2018, respectively. At May 31, 2019, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the current fiscal year ending August 31, 2019 using the Black-Scholes option-pricing model for options granted, through May 31, 2019, are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of May 31, 2019, results of operations, cash flows or liquidity of the Company.

Note 14 – Subsequent Events

On June 4, 2019, the Company sold 21,413 restricted shares of common stock to an accredited investor for a purchase price of $22,269.

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

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analysis, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Overview of the Company

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multi-disciplinary primary healthcare to over 400,000 patients annually through our 15 corporate-owned clinics and a contracted network of 96 affiliate clinics and 229 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practices primary care medicine, and our services do not require a medical or nursing license.

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

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly trained, certified healthcare and administrative professionals. We and our affiliates provide service to the Canadian property and casualty insurance industry, resulting in a regulated framework governed by the Financial Services Commission of Ontario. All of our services and those of our affiliates are regulated by the various professional associations related to the clinical professionals contracted or employed by us. In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated Sciences, Inc. and its consolidated subsidiaries.

For the three months ended May 31, 2019 compared to the three months ended May 31, 2018

Revenues for the three months ended May 31, 2019 were $2,489,575, representing an increase of $166,406, or 7.2%, from $2,323,169 for the same period in 2018. The increase in revenue is due to the opening of a new clinic in September 2018 and the relocation of certain clinics, during the summer of 2018, allowing the Company to sell additional services to customers as a result of more spacious facilities.

Cost of revenues for the three months ended May 31, 2019 were $1,556,865, representing an increase of $138,866, or 9.8%, from $1,417,999 for the same period in 2018. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 62.5% for the three months ended May 31, 2019 and 61.0% for same period in 2018. The increase in cost of revenues as a percentage of revenue is principally due to higher costs.

Operating costs for the three months ended May 31, 2019 were $995,838, representing a decrease of $86,169, or 8.0%, from $1,082,007 for the same period in 2018. The decrease in operating costs is principally attributed to a decrease in stock-based compensation of $111,003.

Interest expense for the three months ended May 31, 2019 was $41,735 representing a decrease of $961, or 2.3%, from $42,696 for the same period in 2018. The decrease is not significant.

Net loss for the three months ended May 31, 2019 was $100,773, representing a decrease of $118,640, or 54.1%, from $219,413 for the same period in 2018. The decrease in net loss is due to the reasons described above.

For the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018

Revenues for the nine months ended May 31, 2019 were $7,001,607, representing an increase of $278,782, or 4.1%, from $6,722,825 for the same period in 2018. The increase in revenue is due to us being able to sell additional services to customers as a result of the acquisition of Executive Fitness Leaders in December 2017, the opening of a new clinic in September 2018, and the relocation of certain clinics during the summer of 2018 to more spacious facilities.

Cost of revenues for the nine months ended May 31, 2019 were $4,305,688, representing an increase of $172,400, or 4.2%, from $4,133,288 for the same period in 2018. The increase in cost of revenues is principally due to the increase in revenue. Cost of revenues as a percentage of revenue was 61.5% for the nine months ended May 31, 2019 and 61.5% for same period in 2018. There was no change in cost of revenues as a percentage of revenue.

Operating costs for the nine months ended May 31, 2019 were $3,053,086, representing a decrease of $1,012,415, or 24.9%, from $4,065,501 for the same period in 2018. The decrease in operating costs is attributed to a decrease in stock-based compensation of $1,149,573 offset by an increase in payroll and rental fees.

Interest expense for the nine months ended May 31, 2019 was $136,643, representing a decrease of $344,338, or 71.6%, from $480,981 for the same period in 2018. The decrease is due to less debt outstanding as a result of approximately $5.1 million of related party debt being converted to common stock in January 2018.

Net loss for the nine months ended May 31, 2019 was $480,337, representing a decrease of $1,476,277, or 75.5%, from $1,956,614 for the same period in 2018. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended May 31, 2019, the Company had a net loss of $480,337.

During the nine months ended May 31, 2019, the Company used cash in operating activities of $530,975 compared to $840,044 for the same period in 2018. The principal reason for the decrease is the decrease in net loss incurred during the nine months ended May 31, 2019 as compared to the same period in 2018, changes in non-cash expense of stock-based compensation and changes in working capital accounts during the nine months ended May 31, 2019 compared to the same period in 2018.

During the nine months ended May 31, 2019, the Company used cash in investing activities of $705,959 compared to $122,879 for the same period in 2018. The principal reason for the change is a deposit paid for a potential acquisition and the increase of amounts loaned for other receivables during the nine months ended May 31, 2019 compared to the same period in 2018.

During the nine months ended May 31, 2019, the Company generated cash of $3,076,841 from financing activities compared to cash used in financing activities of $23,072 for the same period in 2018. The principal reason for the change is the sale of shares of common stock for $3,228,098 during the nine months ended May 31, 2019, offset by an increase of repayments of amounts due to related parties. During the nine months ended May 31, 2018 there were only $15,564 of sales of shares of common stock.

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

On April 19, 2019, the Company accepted a $112,140 subscription agreement from an accredited investor residing outside the United States for the sale of 89,712 shares of restricted common stock, resulting in an effective price per share of $1.25. The shares were issued on April 24, 2019.

On April 30, 2019, the Company accepted a $200,000 subscription agreement from an accredited investor residing outside the United States for the sale of 170,941 shares of restricted common stock, resulting in an effective price per share of $1.17. The shares were issued on May 7, 2019.

On May 1, 2019, the Company accepted a $37,235 subscription agreement from an accredited investor residing outside the United States for the sale of 32,100 shares of restricted common stock, resulting in an effective price per share of $1.16. The shares were issued on May 3, 2019.

On May 3, 2019, the Company accepted a $149,060 subscription agreement from an accredited investor residing outside the United States for the sale of 128,500 shares of restricted common stock, resulting in an effective price per share of $1.16. The shares were issued on May 3, 2019.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

New Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on March 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on March 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on March 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $2,360,787. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2019. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2019, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2019, the Company sold 116,078 restricted shares of common stock to an accredited investor for a purchase price of $149,740. The shares were issued on April 5, 2019.

On April 19, 2019, the Company sold 89,712 restricted shares of common stock to an accredited investor for a purchase price of $112,140. The shares were issued on April 24, 2019.

On April 30, 2019, the Company sold 170,941 restricted shares of common stock to an accredited investor for a purchase price of $200,000. The shares were issued on May 7, 2019.

On May 1, 2019, the Company sold 32,100 restricted shares of common stock to an accredited investor for a purchase price of $37,235. The shares were issued on May 3, 2019.

On May 3, 2019, the Company sold 128,500 restricted shares of common stock to an accredited investor for a purchase price of $149,060. The shares were issued on May 3, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

NOVO INTEGRATED SCIENCES, INC.

Dated: July 11, 2019	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer (principal financial officer and principal accounting officer)

