Form 10-K
period 2019-08-31
Novo Integrated Sciences, Inc.
filed 2019-11-20
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2019, was $67,112,550.

There were 224,045,876 shares of the registrant’s $0.001 par value common stock outstanding as of November 13, 2019.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multidisciplinary primary health care services and products to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 95 affiliate clinics and 225 eldercare centric homes located across Canada. Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.

Our clinicians and practitioners provide certain multidisciplinary primary health care services, and related products, beyond the medical doctor first level contact identified as primary care. Our clinicians and practitioners are not licensed medical doctors, physicians, specialist, nurses or nurse practitioners. Our clinicians and practitioners are not authorized to practice primary care medicine and they are not medically licensed to prescribe pharmaceutical based product solutions.

Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training,

Certain of the specialty treatment and recovery programs we offer derive from motor vehicle accident injuries, long-term disability cases, corporate wellness, and job-site injuries approved for treatment by the Workplace Safety and Insurance Board. In addition, we offer specialized treatments and products that include cold laser therapeutics, shockwave therapy, custom bracing and orthotics, custom compression therapy/stockings and lymphatic drainage treatment.

Certain of our assessments and treatment technologies include Brain FX, a research based digital cognitive assessment tool measuring cognitive functional skills; and, MyndMove Therapy, a non-invasive functional electrical stimulation (FES) therapy for individuals with arm and hand paralysis due to a stroke, spinal cord or other neurological injury.

As we continue to build our health science platform of services and products through the integration of technology and rehabilitative science, one component of our lateral business growth strategy includes developing business units centered on the direct control of the grow, extraction, manufacturing and distribution processes regarding our hemp and medical cannabidiol products. Additionally, we continue to expand on our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of a clinic, by extending oversight of patient diagnosis, care and monitoring, directly into the patient’s home, through remote patient monitoring and mobile telemedicine and diagnostic tools.

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence and regulation, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly trained, certified health care and administrative professionals. We and our affiliates provide service to the Canadian property and casualty insurance industry, resulting in a regulated framework governed by the Financial Services Commission of Ontario.

The occupational therapists, physiotherapists and kinesiologists contracted by NHL to provide occupational therapy, physical therapy and fall prevention assessment services are registered with the College of Occupational Therapists of Ontario, the College of Physiotherapists of Ontario and the College of Kinesiologists of Ontario regulatory authorities. In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is renewing its CARF accreditation.

Recent Developments

U.S. LA Fitness License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement (the “U.S. License Agreement”) with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). Pursuant to the terms of the U.S. License Agreement, the parties agreed that from time to time as set forth in the U.S. License Agreement or as the parties otherwise agree, Novomerica may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness U.S., and LA Fitness U.S. may desire to grant to such sublicenses the right to do the same. Upon execution of applicable documentation as may be required by the U.S. License Agreement, the sublicensee (which may be Novomerica, if Novomerica desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the U.S. License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing outpatient physical and/or occupational therapy as provided in the U.S. License Agreement (the “Services”), with the applicable LA Fitness U.S. facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

Pursuant to the terms of the U.S. License Agreement, 18 separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business.

With respect to each license granted under the U.S. License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, Novomerica shall pay to LA Fitness U.S. a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the U.S. License Agreement, the term of the U.S. License Agreement shall begin as of September 24, 2019 and shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the U.S. License Agreement) of the last remaining license granted under the U.S. License Agreement.

Pursuant to the terms of the U.S. License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “U.S. Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness U.S. Pursuant to the terms of the U.S. Guaranty, the Company irrevocably guaranteed the full, unconditional and prompt payment and performance of all of Novomerica’s obligations and liabilities under the U.S. License Agreement.

Canada LA Fitness License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement (“Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). Pursuant to the terms of the Canada License Agreement, the parties agreed that from time to time as set forth in the Canada License Agreement or as the parties otherwise agree, NHL may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness Canada, and LA Fitness Canada may desire to grant to such sublicenses the right to do the same. Upon execution of applicable documentation as may be required by the Canada License Agreement, the sublicensee (which may be NHL, if NHL desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the Canada License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing the Services, with the applicable LA Fitness Canada facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

Pursuant to the terms of the Canada License Agreement, six separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business.

With respect to each license granted under the Canada License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, NHL shall pay to LA Fitness Canada a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the Canada License Agreement, the term of the Canada License Agreement shall begin as of September 24, 2019 and shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the Canada License Agreement) of the last remaining license granted under the Canada License Agreement.

Pursuant to the terms of the Canada License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “Canada Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness Canada. Pursuant to the terms of the Canada Guaranty, the Company irrevocably guaranteed the full, unconditional and prompt payment and performance of all of NHL’s obligations and liabilities under the Canada License Agreement.

Asset Purchase Agreement with Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Rockland

On July 22, 2019, the Company and Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Rockland and providing physiotherapy and related ancillary services (“APPR”), entered into an Asset Purchase Agreement (“APA”) pursuant to which APPR agreed to sell, assign and transfer to the Company, free and clear of all encumbrances, other than permitted encumbrances, and the Company agreed to purchase from APPR all of APPR’s right, title and interest in and to all of its assets, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated.

Pursuant to the terms of the APA, the purchase price is determined as six times APPR’s purported EBITDA, equaling CAD$300,000, of which, APPR (1) received a cash payment of CAD$175,000; and (2) was issued CAD$125,000 worth of the Company’s common stock, par value $0.001, as restricted common shares pursuant to an exemption from registration as set forth in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the APA, APPR was issued 84,558 restricted common shares of the Company’s common stock as consideration for the CAD$125,000 payment owed to APPR. On the business day immediately preceding the closing date of the APA, determined as July 19, 2019, the CAD-to-USD conversion rate, per x-rates.com, was 0.7644 which converts CAD$125,000 to $95,550 rounded to the nearest whole number dollar amount. Based on the determined 30-trading day closing average price per share of $1.13, the calculated number of the Company’s restricted common shares issued to APPR was 84,558, which includes rounding the calculation up to the nearest whole number of shares.

The transaction closed on July 22, 2019. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements were not presented.

CannaPiece Group Inc. SEA Termination

On July 26, 2019, the Company provided CannaPiece Group Inc. (“CannaPiece”) with written confirmation for the termination of the Share Exchange Agreement (the “SEA”), dated December 18, 2019, by and among the Company, NHL and CannaPiece due to the failure of CannaPiece to timely obtain approved License Producer Status under the Canada Cannabis Act, as those terms are defined in the SEA.

Business Growth Strategy

Our mission is to provide excellence in multidisciplinary primary health care assessment, diagnosis, treatment, pain management and prevention through the integration of technology and rehabilitative science. Key elements of our business growth strategy include:

●	Increase Market Share in Canada. We intend to expand our market share in Canada through strategic acquisitions of additional multidisciplinary primary health care providers and clinics in markets that we currently populate, as well as in new geographic markets. In addition, we expect to continue increasing our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contract awards.

●	Launch our Exclusive Cannabidiol (“CBD”) Medical Cannabis Product Platform in Canada. Our platform is expected to include CBD manufacturing, sales and distribution. We expect that our CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and CBD, combined with our existing clinic-based treatment protocols allows us to enter this market segment with a unique integration model not readily available in the marketplace.

●	Build an Intellectual Property Portfolio. We intend to procure, create or pursue licensing rights for Intellectual Property (IP) and patents related to health sciences and nano-formulation. When considering nano-formulation IP, one specific area we intend to pursue relates to medical cannabis related medicines, beverages and foods infused with dry powder, liquid or oil with further formulation into creams and gels, allowing for oral, intravenous and/or transdermal delivery.

●	Expand Operations into the United States. We plan to expand operations into the U.S. through:

○	The introduction of a customized version of our multidisciplinary primary health care service model, with emphasis on pain prevention, treatment and management,

○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas,

○	Establishment of strategic corporate alliances and partnerships with existing U.S. health care provider facilities, including certain of our current Canadian clients with U.S.-based facilities, allowing us immediate access to their client base; and

○	Integration of specific specialized multidisciplinary primary health care services and products that are a direct compliment to the existing primary care related products and services already provided by brand-recognized, established retail entities such as grocers, pharmacies, health fitness clinics and clinics.

●	Expand LA Fitness U.S. and LA Fitness Canada Master Facility License Agreement. Under the terms of our Agreement with LA Fitness, we will develop, open for business and operate, either through a third-party sublicense or corporate sponsored arrangement, facilities within LA Fitness U.S. and LA Fitness Canada locations which will provide outpatient physical and occupational therapy services.

●	Introduction of “Micro-clinics” in Certain Underserved Population Clinics. We plan to leverage our expertise in the interface of technology and patient engagement to introduce our multidisciplinary primary health care services and products through “micro-clinics” located in certain underserved population clinics. Rather than relying on the traditional centralized model of bringing people to health care, our “micro-clinic” model allows for people in urban, rural and remote population clinics to have greater access and availability to a wide range of health care products and services.

●	Develop our Remote Patient Monitoring (RPM) platform in Canada and the United States. RPM provides clinicians and practitioners the ability to maintain an on-going continuous connection with their patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home. Through our recently executed exclusive licensing agreement with Cloud Dx, Inc. we are expanding our offering of RPM technology to not only our Canadian clinics and affiliate clinics but to clinics throughout Canada and the United States.

●	Develop our Virtual Physician Access System Platform (Telemedicine). We continue the development of our virtual physician access system, sometimes referred to in the industry as “telemedicine” or “virtual medicine.” Our telemedicine system intends to provide patients with real-time access to third-party primary care medically licensed physicians and specialists in various medical disciplines, in addition to providing access to multidisciplinary primary health care clinicians. Telemedicine is transforming traditional approaches to health care by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care licensed general practitioners and specialists. Our advanced telemedicine platform intends to integrate certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our telemedicine platform is intended to allow any health care clinic or location to install and utilize our telemedicine platform at a relatively low-cost point of entry.

●	Acquire Ownership Interest in Licensed Pharmaceutical Manufacturing and Packaging Facilities. As we build our Intellectual Property portfolio, having ownership of a licensed high-grade pharmaceutical product manufacturing and packaging solution is integral in creating the medium for use and application of our proprietary sciences as well as mitigating market exclusion and enhancing patient services and product offerings.

●	Expand our Posture, Stride, and Kinetic Body Movement Scanning Technologies and Protocols. When combined with decades of data harvesting and analysis, we believe these specialized technologies and protocols provide our clinics with the ability to deliver better care, early diagnosis and preventative health care strategies.

Eldercare Centric Homes

We provide physiotherapy (“PT”), occupational therapy (“OT”), assessment and application assistance for assistive devices, such as walkers, wheelchairs, seating and power wheelchairs/scooters, rehabilitative strategies and continuing education to eldercare clients, to include caregivers and family members as applicable, located at various long-term care homes, retirement homes and community clients across Ontario province, Canada.

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, formed in 2006, we have a 13-year history of providing PT services to the eldercare community. Given both PT and OT have an overlap and synchronicity of philosophies, in 2017 we added occupational therapy services for our eldercare clients.

Additionally, our proprietary Electronic Rehabilitation Record and Management Reporting software solution provides us the ability to provide each eldercare facility client with PT and OT reports that identify cost and optimization possibilities, a wide variety of client outcome measurements, overall contract effectiveness and much more.

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with long-term care homes to provide individualized onsite PT and group exercise classes for its residents. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care based on assessed needs. These services are primarily funded by the Ontario Ministry of Health and Long-Term Care (“MOHLTC”). The NHL team assists in providing assistive device assessments allowing residents access to funding assistance for varying mobility aids. In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team, in the facilities’ annual care conferences with its residents, regarding nursing restorative programming, back education, fall prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”) which is the standardized assessment tool required for the home to access payment from the MOHLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. Additionally, we have been able to offer licensing rights for our proprietary software to client homes which desire to self-manage the in-facility therapy services provided to its residents.

2.	Retirement Homes. We contract with client retirement homes to provide individualized PT and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs. These services are partly privately funded and partly funded by the MOHLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team and provides in depth service reports to the homes to measure desired service delivery. In addition to the services above, some of the residents in the retirement homes (or their family members) desire to have an increased level of service and opt to pay for additional private services. This is available on a fee-for-service basis and is most often in the form of individualized physiotherapy.

3.

Home Care Physiotherapy and Community Based Exercise Classes. Throughout the province of Ontario, the MOHLTC operates 14 Local Health Integration Networks (“LHINs”) which are health authorities responsible for regional administration of public health care services. The LHINs serve as contact points, information clearinghouses, referral resources, and assessment / care coordinators for eligible residents who need health care assistance at home or a safer place to live through aging at home strategies that can be put in place by health care providers. Through service contracts, the LHINs engage “cluster providers” to provide services to clients living in the community, clients living at-home or clients living in a retirement home. These service contracts are funded by the MOHLTC.

NHL is a “cluster provider” sub-contractor for home care physiotherapy and community-based exercises classes in the North East LHIN which encompasses more than 565,000 people across 400,000 square kilometers and five sub-regions. Through this subcontract arrangement, we provide one-on-one physiotherapy assessment and treatment, as well as group exercise classes to these clients who cannot easily access outpatient services due to mobility challenges. Primarily, these clients are elderly with multiple co-morbidities, although some clients are not elderly and are instead simply post-operative with mobility challenges.

4.

Exercise & Falls Prevention. NHL is contracted with 2 “cluster providers” to provide exercise and fall prevention classes in 3 separate LHINs (Central, Toronto Central and Central East) which encompass the Greater Toronto area with an estimated aggregate population of 4.4 million people. In 2013, the MOHLTC introduced several initiatives designed to assist seniors in maintaining an active and healthy lifestyle while still living at home. Under the 2013 initiative, exercise instructors under contract with NHL deliver group exercise classes over a 48-week period each year.

In addition, another component of the 2013 MOHLTC initiative is the delivery of fall prevention classes taught by specialized registered providers such as kinesiologists and physiotherapists with the assistance of exercise instructors. The goal of these classes is to assess seniors’ general health status, identify defined levels of risk pertaining to balance and falling, and educate seniors about fall prevention through a combination of increased knowledge and teaching exercises designed to improve strength and balance.

5.	Community-based Outpatient Clinics. NHL provides outpatient physiotherapy, chiropractic and laser technology services through one community-based clinic in Ontario province. A portion of the services provided at the clinic is funded by the MOHLTC. The remainder of our services provided at the clinic is funded by MVA treatment plans, extended health benefits insurance coverage, or private payment. These services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and
●	Are post-operative, or
●	Have just been discharged from a hospital, or
●	Are receiving services from the Ontario Disability Services Program or Ontario Works.

Our eldercare OT services are provided, through 2 separate sectors, as follows:

1.	Long-Term Care Sector. We contract with client homes to provide the following OT services:

●	Assessments and interventions to support maintenance and restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,
●	Speech language pathology services, including evaluation and treatment,
●	Swallowing and eating assessments and interventions,
●	Cognitive behavioral assessments and care planning,
●	Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MOHLTC.

2.	Retirement Home & Community. We provide the following OT services through individual contracts with private payers:

●	Home safety assessments,
●	Functional assessments,
●	In-home activities of daily living assessments,
●	Assessment and completion of applications for assistive devices (mobility aids),
●	Custom seating and mobility consultations,
●	Case management services, and
●	Speech language pathology services, including evaluation and treatment.

About Our Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with 95 clinics across Canada with 79 affiliate clinics in Ontario province and 16 affiliate clinics located throughout Alberta, Nova Scotia and Newfoundland.

The PPN is a network of three major insurance companies and their subsidiaries, totaling 11 insurance companies. PPN member insurance companies, in need of specific multidisciplinary primary health care solutions for their patients, send referrals to specific clinics registered through the PPN. We, as one of five major providers to the PPN, receive referrals through the PPN. This subset of business is a continuous source of referrals, from the insurance company payer to the approved group of clinics meeting the insurance companies’ pre-determined set of criteria for what they believe to be an appropriate clinical setting. Affiliate clinics pay us a mix of a flat fee and a percentage-based fee upon receipt of a payment for a service referred through the PPN.

The services provided by our affiliate clinics are consistent with the multidisciplinary primary health care services provided by our own corporate clinics. While each affiliate clinic may provide additional unique health care solutions, all affiliate clinics must meet specific criteria established under the PPN, creating a single standard of excellence across all clinics within our network.

Cloud Dx

On February 26, 2019, the Company completed a Software License Agreement with Cloud DX, Inc., a medical device company, operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring and Chronic Care, that provides NHL with perpetual licensing rights to the Bundled Pulsewave PAD-1A USB Blood Pressure Device, related software and up-to-date product releases. Additionally, the License Agreement provides NHL with conditional exclusive rights, over the initial 5-year period, to sub-license and re-sell Bundled Pulsewave Devices and related software.

The Cloud Dx platform allows NHL to further expand on its patient care philosophy of maintaining an on-going continuous connection with its patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home through Remote Patient Monitoring (“RPM”). The Cloud DX technology empowers a patient with real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician further allows our clinicians and practitioners to deliver non-redundant diagnostic based proactive multidisciplinary primary health care.

Contracts

Certain contracts held with client homes and client companies follow standard formats and include generally accepted terms of reference. Specific clauses within the NHL contracts for services contain language intended to (1) clarify which entity is the health information custodian of the medical files (usually held by the client home or company), (2) define release of liability, (3) ensure privacy and confidentiality of proprietary information or private health information, (4) define provisions of worker’s compensation clearance or benefits for employees and/or contractors, (5) detail provisions of value-added items, services or programs, (6) set out terms and conditions of the contract (often for a set number of years with an option to a renew), (7) provide for termination conditions, and (8) detail invoicing and billing procedures.

Employees

As of August 31, 2019, we employ 70 full-time employees. Approximately 85% of our clinicians and practitioners are contracted as independent contractors. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Competition

Other Multidisciplinary Primary Health Care Providers

In Canada, the specialized multidisciplinary primary health care service sector in which we operate is highly competitive. With a finite number of patients and corporate clients, companies providing multidisciplinary primary health care services operate within an overlapping patient and client landscape.

Our business growth strategy includes expanding our patient base through both opening new clinics and the acquisition of existing multidisciplinary primary health care providers and clinics in markets that we currently populate, as well as in new geographic markets, including the United States. There is additional competition from non-traditional health care providers, such as holistic and Eastern medicine-based clinics. We believe that we can successfully compete based on our large service offerings, competitive pricing, solid reputation and our clinicians’ devotion to maintaining high quality care and patient satisfaction.

Health Insurance Plans

Additionally, our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice by offering health insurance plans that restrict patient choice of provider.

Canadian Health Care System

Our competition will also be the Canadian health care system which is a government sponsored system that began in 1957, when Parliament approved the Hospital Insurance and Diagnostics Services Act. The Act provided free acute hospital care, laboratory and radiological diagnostic services to Canadians. By 1961, agreements were in place with all the provinces and 99% of Canadians had free access to the health care services covered by the legislation. The Act was followed by the Medical Care Act of 1966 that provided free access to physician services. By 1972, each province had established its own system of free access to physician services. The federal government shared in the funding. In 1984, the Government of Canada passed the Canada Health Act (CHA). The Canada Health Act created a publicly administered health care system that is comprehensive, universal and accessible. All medically necessary procedures are provided free of charge. The system provides diagnostic, treatment and preventive services regardless of income level or station in life. Access to care is not based on health status or ability to pay. Coverage is portable between provinces and territories. We can give no assurance that we will be able to effectively compete in this market.

Government Regulation and Health Care Regulation

Canada

In Canada, some health care services are public, some are private and there are a number of different entities involved in regulating and providing their delivery. While there is a perception that all health care in Canada is publicly funded, the publicly funded system is generally restricted to “medically necessary” hospital and physician services, and provincial or territorial drug plans that provide access to prescription drugs to residents over the age of 65 or those residents who rely on social assistance programs. Publicly funded services are delivered through a combination of public and private providers and funding comes from the Canadian federal government, which sets national standards, and the provincial and territorial governments, which regulates the delivery of services and determines those services that are deemed “medically necessary” (i.e., publicly funded) within the context of their own unique fiscal and political environment. In addition, there are a wide array of health products and services that are not subject to coverage under the public health insurance plans that are provided on a private payer basis. See “Risks Related to our Multidisciplinary Primary Health Care Business”.

Federal/Provincial Government Division of Power

As is the case for many important industries and economic sectors, neither the federal, nor the provincial/territorial level of government has exclusive jurisdiction over health. Instead, the Constitution Act, 1867, divides the legislative powers relevant to the regulation of the delivery of health products and services between the federal and provincial levels of government.

The federal government is responsible for regulating important aspects of various health industries or sectors including the regulation of selling, importing, distributing and marketing of drugs and medical devices and maintains significant influence over health policy and national objectives through the use of its spending power.

The provincial/territorial level of government has comprehensive authority over the delivery of health care services. Other examples of provincial responsibility include the regulation of hospitals and other health facilities, administration of health insurance plans, distribution of prescription drugs and regulation of health professionals.

However, many health industry sectors are subject to at least some degree of regulation or oversight by both levels of government.

Canada’s National Health Insurance Program

Canada’s “national” health insurance program, a publicly funded single-payer system often referred to as “Medicare,” is designed to ensure that all Canadian residents have universal access to medically necessary hospital and physician services through the provincial and territorial health care insurance plans.

The Canada Health Act

The Canada Health Act is the federal legislation that provides the foundation for the Canadian health care system. The Act is administered by Health Canada, the federal department with primary responsibility for maintaining and improving the health of Canadians. However, neither the Canada Health Act nor Health Canada have direct authority to regulate the health insurance plans that give effect to the publicly funded health insurance system that is in place across the country. Instead, the Act establishes certain values and principles and sets out criteria and conditions that each publicly funded health insurance plan is required to meet in order to qualify for federal funding through the Canada Health Transfer. As federal funding is critical to the ability to fund “medically necessary” hospital and physician services, each provincial and territorial health insurance plan must satisfy the requirements of public administration; universality; portability; comprehensiveness; and accessibility.

Notably, these requirements relate only to funding and administration and establish broad principles rather than a prescriptive code. In addition, the Canada Health Act is silent with respect to the delivery of health services and does not prohibit or discourage the delivery of insured health services by the private sector. As a result, there is significant variation in the funding and administration of health insurance plans from one jurisdiction to another. However, most provinces permit the delivery of a broad range of publicly funded health services through a combination of both public and private providers. Indeed, many publicly funded services in Canada are privately delivered.

The requirement that publicly funded health insurance plans be comprehensive requires that “medically necessary” hospital and physician services be covered. If a service is determined to be “medically necessary” then the full cost of the service must be covered by the public plan. However, the term is not defined and the services that must be covered are intentionally and broadly defined in order to accommodate the ability of each province and territory to make its own coverage decisions within the context of its unique fiscal and political environment. Typically, such decisions are made in consultation with the relevant medical associations in the jurisdiction. However, determining whether a particular service is “medical necessary” is a determination that has both a fiscal and political dimension. Ultimately, these coverage decisions are decisions about the allocation of scarce public resources.

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded health care. There are also a growing number of providers offering non-medically necessary and other ancillary health services. Examples include elective surgical or cosmetic procedures.

Regulation of Health Professionals and Health Facilities

Health professionals and health care facilities are subject to federal laws of general application, but the regulation of such matters is largely a matter of provincial jurisdiction.

Health Professionals

Through legislation, the provinces have delegated the regulation of health professionals to self-governing professional bodies (with varying degrees of discretion). Such legislation generally seeks to protect the public through a combination of “input regulations” that focus on who is entitled to provide a particular health service and “output regulations” that focus on the quality and delivery of the service being provided. Such regulations also generally include conflict of interest (or anti-kickback) provisions, as such matters are generally dealt with as part of the regulation of health professions rather than the regulation of health facilities.

Health industry participants offering a particular service need to understand how the service is regulated. If the service involves the performance of a regulated or controlled act (i.e., acts that can only be performed by a particular category or categories of regulated health professionals or their delegates) then the involvement of one or more duly qualified health professionals will likely be required. Also, it may be necessary to implement certain protocols and procedures in order to comply with the requirements of the regulatory colleges that govern the practices of any such professionals. Complying with such requirements can have significant commercial implications.

Health facilities

Operating a regulated health facility can be challenging and often involves a degree of regulatory risk.

Residential health care facilities other than hospitals, such as nursing homes, long-term care facilities, pharmacies, laboratories and specimen collection clinics are, in most jurisdictions, privately owned and operated pursuant to provincial licenses and oversight. However, the degree to which such health facilities and other providers are regulated generally depends on the nature of the products and services being provided.

The operation of health facilities by private sector entities still typically involves some element of reimbursement through public funds. Where public funds are being used to acquire goods and services, additional accountability measures such as procurement requirements often apply.

Regulation of Drugs

The process of obtaining marketing authorizations and approvals of prescription drugs is administered by Health Canada’s Therapeutic Products Directorate (“TPD”).

The TPD applies the Food and Drugs Act and the regulations applicable to prescription drugs to ensure that drug products sold in Canada are safe and effective. No drug product can be offered for sale in Canada unless and until, after review, it is issued a marketing authorization by Health Canada.

In addition to its review of drug products, Health Canada is responsible for the ongoing monitoring of drug products being sold in Canada, as well as the regulation of good manufacturing practices and establishment licenses, which are required in connection with the import, manufacture, distribution and/or sale of drug products.

The Patented Medicines Prices Review Board

The Patented Medicines Prices Review Board (“PMPRB”) is an independent quasi-judicial body created in 1987 under amendments to the Patent Act. The PMPRB is responsible for regulating the prices that patentees charge for prescription and non-prescription patented drugs sold in Canada. Based on a review of the information required to be filed by a patentee, the PMPRB considers whether the price of a medicine appears excessive based on certain factors including: (i) the prices that the patented medicine is sold in the Canadian market; (ii) the prices at which other medicines in the same therapeutic class are sold in the Canadian market; and (iii) the prices at which the medicine and other medicines in the same therapeutic class have been sold in other countries other than Canada. If the PMPRB considers the price of a medicine appears excessive, revised pricing is the usual outcome.

Public Market access

Each province has a provincial drug plan that allows certain individuals to access drugs at a reduced cost. Products that will be paid for by the provincial government (in some provinces, for all residents, while in others for certain prescribed individuals such as seniors and individuals receiving social assistance), are typically listed on provincial formularies. For innovator products, the manufacturer negotiates the pricing for inclusion on the provincial formulary with the provincial government. For generic products, the price to be paid for the generic product is determined by a sliding scale of fixed prices related to when such products enter the market and the price of the innovator product (i.e., a percent of the price of the innovator pharmaceutical product depending on whether they are first, second or third entry products). If a drug is a generic product and listed as interchangeable on the provincial formulary, a pharmacist is permitted to dispense the interchangeable product for the innovator product. Under most provincial benefit plans, interchanging a generic product for the innovator product by pharmacists is mandatory and generally most provinces will only reimburse the pharmacist for the lowest cost interchangeable product. Government drug plans account for approximately 50% of all sales of prescription drugs in Canada.

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and provincial enforcement entities have significantly increased their scrutiny of health care companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we conduct our business in compliance with all applicable federal and provincial fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or that they will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

Client Information Privacy

In Canada, under the Personal Information Protection and Electronic Documents Act and under various provincial laws, comprehensive privacy laws have been introduced to protect the privacy of individuals from the undisclosed or non-consensual sharing of sensitive information for commercial purposes. As the gathering and use of information is such an integral component of our business, we must always be alert for and respond to changes in the information regulatory environment.

Protection of Environment and Human Health and Safety

We are subject to various federal, state and local and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Some of our operations include the use, generation and disposal of hazardous materials. We also plan to acquire ownership in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate, including contamination caused by prior owners or operators of such sites, abutters or other persons, and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

United States

The United States health care industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in several ways, including requiring licensure or certification of facilities, regulating billing and payment for certain of our services, regulating how we maintain health-related information and patient privacy, and regulating how we pay and contract with our physicians. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals; and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related to Healthcare Regulation.”

State Law Regulation of Construction, Acquisition or Expansion of Healthcare Facilities

Thirty-six states have certificate of need programs that require some level of prior approval for the construction of a new facility, acquisition or expansion of an existing facility, or the addition of new services at various healthcare facilities. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, states where we may seek to operate may require a certificate of need to acquire or operate our clinics.

State Licensure

Only a few states may require the licensure of multidimensional primary health care clinics and clinics such as ours. This absence of a uniform licensing process leads to inconsistencies in the nature and scope of services offered at our care clinics. To effectively control the nature of services rendered and the environments in which they are offered, state legislators or regulators may attempt to regulate the urgent care industry in a manner similar to hospitals and freestanding emergency rooms. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, such regulations could have a material impact on our growth strategy and expansion plans.

Laws and Rules Regarding Billing

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, numerous state and federal laws may apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Additionally, on January 16, 2009, the United States Department of Health and Human Services (“HHS”), released the final rule (implemented on October 1, 2015) mandating that providers covered by the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including our clinics, comply with ICD-10. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, we will incur additional compliance related costs.

Medicare and Medicaid

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, our clinics and multidisciplinary primary healthcare clinicians and practitioners, including any staffing we might pursue in affiliate clinics or eldercare centric homes in the United States, might participate in the federal Medicare and/or Medicaid programs.

Since 1992, Medicare has paid for the “medically necessary” services of physicians, non-physician practitioners, clinicians and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B coverage. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. Relative value units, or RVUs, are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

On November 2, 2017, the Clinics for Medicare & Medicaid Services (“CMS”) issued a final rule updating the Quality Payment Program (“QPP”) under the Medicare and CHIP Reauthorization Act of 2015 (“MACRA”). MACRA was signed into law on April 16, 2015, ending the Sustained Growth Rate (“SGR”) formula for determining Medicare spending on physician services. MACRA created two provider payment tracks—the Medicare Incentive Payment System (“MIPS”) and the Advanced Alternative Payment Models (“A-APM”) track. Under MIPS, clinicians receive an annual composite score, which drives either an upward or downward rate adjustment two years after the performance period. Under the A-APM track, participants in Medicare Alternative Payment Models that exceed specified levels of clinician risk become MIPS-exempt and receive special bonuses equivalent to 5% of their annual Part B revenue. MACRA requirements on clinicians are already in effect for calendar year 2017, with payment adjustments under the new system due to start in 2019. However, in rulemaking last year, CMS significantly scaled back MIPS requirements for Performance Year 2017 to address concerns about physician buy-in and participation. Under the Final Rule, CMS would continue this “go slow” trajectory for MIPS, notably by increasing MIPS exemptions and once again scaling back potential downside payment adjustments through design of the MIPS scoring system. Reductions in Medicare payments could have a material adverse effect on our business.

CMS’s RAC Program

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) introduced on a trial basis the use of Recovery Audit Contractors (“RACs”) for the purpose of identifying and recouping Medicare overpayments and underpayments. Any overpayment received from Medicare is considered a debt owed to the federal government. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim and are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments they identified and collected.

A Medicare administrative contractor, or MAC, may suspend Medicare payments to a provider if it determines that an overpayment has occurred. When a Medicare claim for payment is filed, the MAC will notify the patient and the provider of its initial determination regarding reimbursement. The MAC may deny the claim for one of several reasons, including the lack of necessary information or lack of medical necessity for the services rendered. Providers may appeal any denials for claim payment.

Anti-Kickback Statute

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, if we are participants in the Medicare program, we will be subject to the Anti-kickback Statute. The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The ACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violation the statute. Further, the ACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the civil False Claims Act (“FCA”) including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, if we accept funds from governmental health programs, we will be subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

False Claims Act

The federal civil FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that results from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA with some courts determining that a violation of the Stark law can result in FCA liability as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, we will be required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties statute prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program.

Electronic Health Records

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, we will convert certain of our clinical and patient accounting information system applications to newer versions of existing applications or altogether new applications. In connection with our implementation and conversions, we will likely incur capitalized costs and additional training and implementation expenses.

Privacy and Security Requirements of Our Business Lines

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, numerous federal and state laws and regulations, including HIPAA and the Health Information Technology for Economic and Clinical Health Act, as amended (“HITECH”) will govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, HHS has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” We believe that all or substantially all of our entities qualify as covered entities under HIPAA. We will take actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we will be in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of PHI, or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

Further, HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or PHI, that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes there is a low probability that the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties but also to unauthorized internal access to or use of such PHI.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. In addition, numerous breach incidents could lead to possible penalties in excess of $1.68 million. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

States may also impose restrictions related to the confidentiality of personal information that is not considered PHI under HIPAA, including certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as the Company and each of our clinics will be required to conform to such transaction set standards.

Virtual Physician Access System Platform, Remote Patient Monitoring Platform and E-Commerce

Our Virtual Physician Access System platform (“telemedicine” or “telemedicine platform”) which is currently under development, once operational is subject to governmental health care regulations in Canada (including, but not limited to, the Canada Health Act) and the United States (including, but not limited to, for purposes of the United States laws, Medicare, Medicaid, RAC, Anti-Kick Back Statute, False Claims Act, Civil Monetary Penalties Statute, HIPAA, and HITECH) set forth above. In addition, we will be subject to data privacy, security and breach notification requirements of both Canadian and United States federal statutes and other data privacy and security laws.

Remote Patient Monitoring Platform

Our Remote Patient Monitoring platform (“RPM” or RPM platform”), which is currently in development, collects and transmits a patient’s personal data and vital statistics, and is subject to both governmental health care regulations and data privacy, security and breach notification requirements of both Canadian and United States federal statutes and other data privacy and security laws.

Stark Law

Our telemedicine platform, which is currently under development, once operational will provide patients with real-time access to third-party primary care medically licensed physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians. Because we will participate through our telemedicine platform in the Medicare program, we will also be subject to the Stark Law. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians, physician groups, multidisciplinary primary care clinicians, as well as, any other financial relationship between us and referring physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws like the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in operating our telemedicine and RPM platform and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

E-Commerce

We are subject to general business regulations and laws as well as Federal and provincial regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the use of the Internet, availability of economic broadband access, or other online services, and increase the cost of providing our digital delivery of content and services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband internet access and the characteristics and quality of services. It is not clear how existing laws which govern issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Medical Cannabidiol Product

As discussed above, we plan on expanding our business to include the cultivation and production of hemp in Canada, cannabidiol (“CBD”) manufacturing in Canada and CBD sales and distribution in Canada and United States. We expect that our CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and CBD, combined with our existing clinic-based treatment protocols allows us to enter this market segment with a unique integration model not readily available in the market.

Cannabis versus Hemp

While hemp and cannabis are both derived from the same species (Cannabis sativa), there are major differences in the characteristics of the respective plant strains that produce industrial hemp on the one hand, and cannabis products on the other. In short, hemp is a strain of the Cannabis sativa plant that is grown primarily for use in industrial applications. It has been specifically cultivated to produce a low tetrahydrocannabinol (“THC”) content and a high cannabidiol (“CBD”) content. THC is the psychoactive constituent of cannabis and is responsible for producing the effects of the drug. CBD is another active ingredient present in Cannabis sativa plants, and it largely acts to neutralize the psychoactive effects of THC. Since hemp strains have very little THC and a lot of CBD, they do not produce psychoactive effects when ingested.

Canada

Cannabis is legal in Canada for both recreational and medicinal purposes. Medicinal use of cannabis was legalized nationwide on July 30, 2001 under conditions outlined in the Marijuana for Medical Purposes Regulations, later superseded by the Access to Cannabis for Medical Purposes Regulations, issued by Health Canada and seed, grain, and fiber production was permitted under license by Health Canada. The federal Cannabis Act came into effect on October 17, 2018 and made Canada the second country in the world to formally legalize the cultivation, possession, acquisition and consumption of cannabis and its by-products.

As set out in the Cannabis Regulations:

●	licenses are required for:

○	cultivating and processing cannabis

○	sale of cannabis for medical purposes or recreational purposes

○	analytical testing of and research with cannabis

●	permits are required to import or export:

○	cannabis for scientific or medical purposes

○	industrial hemp

●	license holders are subject to strict physical and personnel security requirements

●	plain packaging is required for cannabis products:

○	the Regulations set out strict requirements for:

■	logos

■	colors

■	branding

○	cannabis products must also be labelled with:

■	mandatory health warnings

■	standardized cannabis symbol

■	specific information about the product

●	access to cannabis for medical purposes continues to be provided for patients who need it

●	manufacturers of prescription drugs containing cannabis, while primarily subject to the Food and Drugs Act and its Regulations, are also subject to certain regulatory requirements set out in the Cannabis Regulations

Patients authorized by their health care provider are still able to access cannabis for medical purposes by:

●	buying directly from a federally licensed seller

●	registering with Health Canada to produce a limited amount of cannabis for their own medical purposes

●	designating someone to produce it for them

Under the new regulations, there are improvements for patients accessing cannabis for medical purposes from federally licensed sellers. These improvements include:

●	the ability to request the return of their medical document from a federally licensed seller

●	the ability to request the transfer of their medical document to a different federally licensed seller

●	that the effective date on the registration document will be the day it is issued, rather than the day the medical document was signed by the health care provider

●	removal of the 30-day limitation period for buying cannabis from a federally licensed seller (to ensure no break in a patient’s supply)

●	a broader range of permitted products

●	access to an increasing number of licensed producers and sellers (Health Canada has licensed more producers in the last year than in the 4 previous years combined). The increasing number of licensed producers enables:

○	competitive prices

○	more supply of cannabis

○	an increased availability of a range of products

United States

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our medical CBD products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our patients’ and customers’ bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended medical CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to offer and we do not compete with companies that offer cannabis products containing high levels of psychoactive THC. Although legal in some states, and in Canada, we do not intend to enter into this market. We may offer our medical CBD (hemp-based) products to patients and customers but will not compete with any medical or recreational marijuana sellers of products for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States. Because of regulatory challenges facing marijuana companies in the United States, the vast majority of the companies focused on THC are Canadian and foreign, although several have begun to pursue domestic activities in states that permit marijuana sales. Federal law does not generally recognize marijuana (or hemp that exceeds 0.3% THC) as lawful, although that may change in the future.

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

Acquisition of Novo Healthnet Limited

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL; (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company to the NHL Shareholders of shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

On September 5, 2013, NHL was incorporated under the laws of Ontario province, Canada. On September 16, 2013, Novo Peak Health Inc., Novo Assessments Inc. and Novo Healthnet Rehab Limited were formed as Ontario, Canada corporate entities, each wholly owned by NHL. On November 18, 2014, Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, was formed with NHL owning an 80% interest. On April 1, 2017, NHL purchased substantially all of the assets of Apka Health to expand our community OT services. On December 1, 2017, the Company, NHL and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock. On September 25, 2019, Novo Peak Health, Inc. was amalgamated with Novo Healthnet Limited.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

●	We have a history of operating losses;

●	We may not be able to implement successfully our growing our multidisciplinary primary health care business by opening and acquiring new clinics and expanding the staffing of multidisciplinary primary health care clinicians to affiliate clinics and eldercare centric homes;

●	We may not be able to increase our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contracts;

●	We may be unable to attract sufficient demand for and obtain acceptance of our multidisciplinary primary health care services and our medical cannabidiol products by both multidisciplinary primary health care clinicians and patients;

●	The clinics that we acquire or open may not meet our expectations;

●	If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively;

●	The multidisciplinary primary health care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base;

●	We may be unable to obtain reimbursement for our multidisciplinary primary health care services from the government or third-party health care insurers of our patients;

●	We may not be able to successfully make acceptable financial arrangements for patients who desire treatment but cannot afford to pay in full or part, and for whom third-party insurance coverage is either limited or non-existent;

●	Prospective patients may be unwilling to pay out-of-pocket for certain of our multidisciplinary primary health care and primary care services, in the absence of reimbursement from the government or third-party health care insurers for such multidisciplinary primary health care and services;

●	The success of alternative treatments, therapies and medical products as opposed to the multidisciplinary primary health care services, therapies and medical CBD products that we offer could adversely affect us;

●	We may not be able to recruit and retain qualified multidisciplinary primary health care clinicians for our multidisciplinary primary health care clinics and staffing of affiliate clinics and eldercare centric homes;

●	We may not be able to prohibit or limit our multidisciplinary primary health care clinicians from competing with us in our local markets;

●	We may be unable to enter into or maintain contracts for our multidisciplinary primary health care services on favorable terms with commercial payors in Canada and the United States;

Government health care programs may reduce reimbursement rates;

●	The health care industry is heavily regulated, and if we fail to comply with these laws and governmental regulations, we could incur penalties or be required to make significant changes to our operations;

●	Our multidisciplinary primary health care clinics are and will be subject to numerous statutes and regulations in the Canadian provinces in which we operate or intend to operate and states in the United States in which we intend to operate. Failure to comply with these laws and regulations could result in civil or criminal sanctions;

●	Past and future health care reform legislation and other changes in the health care industry could adversely affect our business, financial condition and results of operations;

●	We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;

●	If the Company acquires one or more multidisciplinary primary health care clinics or primary care facilities in the United States, we will be subject to the Anti-Kickback Statute, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws;

●	We will be subject to the data privacy, security and breach notification requirements of Canadian and United States federal statutes and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions;

●	Our telemedicine platform is currently under development and we may be unsuccessful in the commercialization of the telemedicine platform;

●	Our success with the telemedicine platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our telemedicine platform may not be accepted in the marketplace;

●	Our Remote Patient Monitoring platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the RPM platform;

●	Our success with the Remote Patient Monitoring platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Remote Patient Monitoring platform may not be accepted in the marketplace;

●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations;

●	We may be unable to attract sufficient demand for and obtain acceptance of our medical CBD products by both multidisciplinary primary health care clinicians and patients;

●	Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD;

●	Risks associated with the CBD products industry;

●	FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition;

●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law of the United States;

●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD;

●	There may be unanticipated delays in the development and introduction of our future medical CBD products and/or our inability to control costs;

●	We may be unable to consistently retain or hire third-party manufacturers, suppliers or other service providers to produce our medical CBD products;

●	We do not have control over all third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated;

●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses;

●	Confusion between legal CBD and illegal cannabis;

●	Seasonal fluctuations in revenue;

●	Our failure to promote and maintain a strong brand;

●	Failure to achieve or sustain profitability;

●	Our failure to successfully or cost-effectively manage our marketing efforts and channels, and the failure of such efforts and channels to be effective in generating leads and business for the Company or any of its affiliated providers;

●	Significant competition;

●	Adequate protection of confidential information;

●	The business risks of United States and international operations;

●	Our vulnerability to changes in consumer preferences and economic conditions;

●	Potential litigation from competitors and health related claims from patients and customers;

●	A limited market for our common stock;

●	Our ability to adequately protect the intellectual property used to produce our medical CBD products; and

●	Our ability to stay abreast of modified or new laws and regulations applying to our business.

Novo Integrated Sciences, Inc. is a holding company and depends upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources to acquire a company;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or eliminating any anticipated benefits of transactions and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We have estimated our funding requirements in order to implement our growth plans.

If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

Most of our executive officers do not reside in the United State.

Our U.S. stockholders would face difficulty in:

●	Effecting service of process within the United States on most of our executive officers, if considered necessary.

●	Enforcing judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the executive officers.

●	Enforcing judgments of U.S. courts based on civil liability provisions of U.S. federal securities laws in foreign courts against the executive officers.

●	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the executive officers.

Accordingly, persons contemplating an investment in our common stock should seriously consider these factors before making an investment decision.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers, our founders and other key employees, in particular Robert Mattacchione, our Chief Executive Officer, and Klara Radulyne, our Principal Financial Officer. We rely on the leadership, knowledge and experience that our executive officers, founders and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition and results of operations.

The market for talent in our key areas of operations is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers, founders or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

We believe our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business could be harmed.

We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to attract and maintain new talent and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent and increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. Accordingly, if we are unable to maintain our corporate culture as we grow our business, this could have a material adverse effect on our business, results of operations or financial condition.

We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.

We currently do not maintain any insurance policies against loss of key personnel and business interruption as well as product liability claims. If such events were to occur, our business, financial performance and financial position may be materially and adversely affected.

We could become involved in claims or litigations that may result in adverse outcomes.

From time-to-time we may be involved in a variety of claims or litigations. Such proceeding may initially be viewed as immaterial but could prove to be material. Litigations are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigations could involve significant expense and diversion of management’s attention and resources from other matters.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Where litigation is necessary to safeguard our intellectual property, or to determine the validity and scope of the proprietary rights of others, this could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition, operating results or future prospects.

We are unable to assure you that third parties will not assert infringement claims against us in respect of our intellectual property or that such claims will not be successful. It may be difficult for us to establish or protect our intellectual property against such third parties and we could incur substantial costs and diversion of management resources in defending any claims relating to proprietary rights. If any party succeeds in asserting a claim against us relating to the disputed intellectual property, we may need to obtain licenses to continue to use the same. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could cause our business results to suffer.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar international anti-bribery and anti-kickback laws with respect to our activities outside the United States.

We anticipate rendering multidisciplinary primary health care services through our clinics and distributing our medical cannabidiol products to locations in Canada and United States as well as operate our business in Canada and United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit card and debit card transactions. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our services which could cause us to lose clients or suffer an increase in our operating expenses, either of which could harm our operating results. If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our clients’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose revenues, which would harm our operating results. If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

Security breaches of confidential customer information, in connection with our electronic processing of credit and debit card transactions, or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that are maintained internally and by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records. A breach in the security of our service providers’ information technology systems could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third parties to provide services in connection with our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business, financial condition and results of operations.

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point of sale system), select marketing services, and employee benefits servicing. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Multidisciplinary Primary Health Care Business

We may not be able to successfully implement our growth strategy for our multidisciplinary primary health care business on a timely basis or at all, which could harm our business, financial condition and results of operations.

The growth of our multidisciplinary primary health care business depends on our ability to open and acquire new clinics and expand our roster of clinicians and staff to best service our multidisciplinary primary health care clinics and eldercare centric homes.

A component of our growth strategy is to increase the number of our multidisciplinary primary health care clinics through both the acquisition of existing clinics and the opening of new clinics while also engaging new contracts with new affiliate clinics and elder centric homes. Our ability to acquire and open profitable clinics and expand our clinician and staffing requirements depends on many factors, including our ability to:

●	access capital to fund future acquisitions and preopening expenses;

●	achieve brand awareness in new and existing markets;

●	manage costs, which could give rise to delays or cost overruns;

●	recruit, train, and retain qualified multidisciplinary primary health care clinicians and other staff in our local markets;

●	obtain favorable reimbursement rates for services rendered at the clinics;

●	successfully staff and operate new clinics and affiliated clinics and elder centric homes;

●	obtain all required governmental approvals, certificates, licenses and permits on a timely basis;

●	manage delays in the acquisition or opening of clinics;

●	compete for appropriate sites in new markets against other multidisciplinary primary health care competitors and clinics; and

●	maintain adequate information systems and other operational system capabilities.

Further, additional federal or state legislative or regulatory restrictions or licensure requirements could negatively impact our ability to operate both new and existing clinics.

Accordingly, we may not be able to achieve our planned growth or, even if we are able to grow our clinic base as planned, any new clinics may not be profitable or otherwise perform as planned. Failure to implement successfully our growth strategy would likely have an adverse impact on our business, financial condition or results of operations.

The long-term success of our multidisciplinary primary health care business is highly dependent on our ability to successfully identify and acquire target clinics and identify and secure staffing opportunities.

To achieve our growth strategy, we will need to acquire and open new clinics and operate them on a profitable basis. We expect this to be the case for the foreseeable future. In addition, we will need to identify and secure staffing opportunities as well. We consider numerous factors in identifying target markets where we can enter or expand and staffing opportunities that we can secure.

The number and timing of new clinics acquired and opened during any given period may be negatively impacted by a number of factors including, without limitation:

●	the identification and availability of attractive sites for new clinics and the ability to negotiate suitable lease terms;

●	our ability to successfully identify and address pertinent risks during acquisition due diligence;

●	the preparation of target clinics’ financial statements on methods of accounting other than generally accepted accounting principles, or GAAP;

●	the proximity of potential sites to one of our or our competitors’ existing clinics;

●	our ability to obtain required governmental licenses, permits and authorizations on a timely basis; and

●	our ability to recruit qualified clinicians and other personnel to staff our clinics.

If we are unable to find and secure attractive target clinics to expand in existing markets or enter new markets, our revenues and profitability may be harmed, we may not be able to implement our growth strategy and our financial results may be negatively affected.

Our intended acquisition and opening of clinics and increase in staffing in new markets exposes us to various risks and may require us to develop new business models.

Our growth and profitability depend on our ability to implement our growth strategy by expanding the number of clinics we operate and the amount of staffing in both new and existing markets. We cannot assure you our efforts to expand into new markets, particularly where we do not currently operate, will succeed. To operate in new markets, we may be required to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks.

We may be unable to acquire target clinics within our current price ranges. This may reduce the pace of our growth and increase the need for additional debt and equity capital. The patient population of clinics we acquire may be loyal to existing ownership, making it difficult to maintain pre-closing revenue and profit levels. The re-branding of acquired clinics may have an adverse market effect in local communities, and our brand may not be received as favorably in the local communities as we anticipate.

The process of integration of an acquired clinic may subject us to a number of risks, including:

●	Failure to successfully manage relationships with multidisciplinary primary health care clinicians and other staff of the acquired clinic;

●	Demands on management related to the increase in size of our Company after the acquisition;

●	Diversion of management attention;

●	Potential difficulties integrating and harmonizing financial reporting systems;

●	Difficulties in the assimilation and retention of employees;

●	Inability to retain the multidisciplinary primary health care clinicians and other staff of the acquired clinic;

●	Inability to establish uniform standards, controls, systems, procedures and policies;

●	Inability to retain the patients of the acquired clinic;

●	Exposure to legal claims for activities of the acquired clinic prior to acquisition; and

●	Incurrence of additional expenses in connection with the integration process.

If the acquired clinic is not successfully integrated into our Company, our business, financial condition and results of operations could be materially adversely affected, as well as our reputation. Furthermore, if we are unable to successfully integrate the acquired clinic or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Growing our business through acquisitions will require additional personnel. There can be no assurance that these demands will not have a material adverse effect on our business, financial condition, and results of operations, nor can there be any assurance that we will be able to attract or retain competent personnel and improve our operational systems sufficiently to support the expansion of our operations.

Also important to our success will be our ability to achieve additional economies of scale in order to improve operating margins. There can be no assurance that we will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Clinics we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis. The cost of opening and operating new clinics may exceed our budget, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences, and health care spending patterns that are more difficult to predict, identify or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets and after closing acquisitions to build brand awareness. We may find it more difficult in new markets to hire, and we may not be able to retain and motivate qualified multidisciplinary primary health care clinicians and other personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may increase or be higher than anticipated.

As a result, any new or acquired clinics may be less successful and may not achieve target profit margins at the same rate or at all. If any steps taken to expand our existing business model into new markets are unsuccessful, we may not be able to achieve our growth objectives and our business, financial condition and results of operations could be adversely affected.

We will require additional capital to fund our operating and expansion costs, and our inability to obtain such capital will likely harm our business.

Although we currently operate 16 corporate owned multidisciplinary primary health care clinics, our administrative, corporate and general organizational infrastructure is designed to support numerous additional clinics. Consequently, we expect that our monthly expenses will continue to exceed our monthly cash receipts until we significantly increase the number of our multidisciplinary primary health care clinics. Depending on the results of our planned follow-on offering and certain other factors, including the results of operations of our ancillary network business, we may need to raise additional capital to cover our operating costs.

To support our expansion strategy, we must have sufficient capital to continue making investments in new and existing clinics. Current funding sources and cash generated by our operations may not be sufficient to allow us to sustain our expansion efforts. If this is the case, we may need additional equity or debt financing to provide the funds required to operate and expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or acquire new clinics at our projected rate and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results and may impose restrictions on the manner in which we operate our business. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Furthermore, if we are unable to obtain adequate capital, whether in the form of equity or debt, to fund our business and growth strategies we may be required to delay, scale back or eliminate some or all of our expansion plans, which may have a material adverse effect on our business, operating results, financial condition, or prospects.

The clinics that we intend to acquire or open may not meet our expectations.

In general, our growth strategy involves the acquisition and opening of strategically located clinics. Clinics that we intend to acquire and open may not meet our revenue or profit targets or may take longer than anticipated to do so. If our acquired or new clinics do not perform as planned, our business and future prospects could be harmed. If we are unable to manage successfully the potential difficulties associated with acquiring and opening new clinics, we may not be able to capture the efficiencies and opportunities that we expect from our expansion strategy. Our inability to capture expected efficiencies of scale, maintain patient volumes, improve our systems and equipment, continue our cost discipline, and retain appropriate physician and overall labor levels, could have a material adverse effect on our business, financial condition and results of operations.

If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively.

The catchment area of our clinics varies by location and depends on a number of factors, including population density, other available convenient medical or multidimensional primary health care services, area demographics and geography. As a result, the opening of a new clinic in or near markets in which we already have clinics could adversely affect the revenues of those existing clinics. Existing clinics could also make it more difficult to build our patient base for a new clinic in the same market. We may selectively open new clinics in and around areas of existing clinics that are operating at or near capacity to serve effectively our patients, but revenue cannibalization between our clinics may become significant in the future as competition increases and as we continue to expand our operations. This could adversely affect our revenue growth, which could, in turn, adversely affect our business, financial condition, or results of operations.

We may be required to make capital expenditures in connection with our acquisitions to implement our growth strategy.

In order to maintain brand consistency across our multidimensional primary health care clinics, we may need to make significant capital expenditures to the interior and exterior of our clinics. This may include making real property improvements and upgrading our medical equipment to serve our patients and remain competitive. Changing competitive conditions or the emergence of significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. Along these lines, if the systems and technology of our target clinics differ from those we have chosen to utilize, we may be required to invest significant capital to either convert, terminate, or integrate the varying technology platforms. If we are unable to fund any such investment or otherwise fail to make necessary capital expenditures, our business, financial condition, or results of operations could be materially and adversely affected.

Damage to our reputation or our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We must grow the value of our brand to be successful. We intend to further develop our reputation and brand of providing patients with high quality effective multidisciplinary primary health care services, and related products, delivered by respected clinicians and well-trained operational staff. Additionally, we place high-value on building and maintaining a patient-centered culture. If we do not make investments in areas such as marketing and advertising, as well as the day-to-day investments required for clinic operations, equipment upgrades, and personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, patient disability or death due to malpractice or allegations of malpractice, failure to comply with federal, provincial or local regulations, including allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation.

Our marketing activities may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness in the communities in which we provide services. As we open and acquire new clinics, we expect to undertake aggressive marketing campaigns to increase community awareness about our presence and our service capabilities. We plan to conduct our targeted marketing efforts in neighborhoods through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and various social media. If we are not successful in these efforts, we will have incurred expenses without materially increasing revenue.

The multidisciplinary primary health care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base.

The market for providing multidisciplinary primary health care services, and related products, is highly competitive, and all of our clinics and staffing opportunities face and will face competition, in varying degrees, from existing multidisciplinary primary health care providers. walk-in clinics, hospital emergency rooms, private doctors’ offices, freestanding emergency clinics, independent laboratories, hospital- and payor-supported urgent care facilities, and occupational medicine clinics. We compete with national, regional, and local enterprises, some of which have greater financial and other resources available to them, greater access to clinicians, medically licensed physicians and other medical professionals or greater access to potential patients. Our clinics and staffing compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as varying appointment opportunities. We also compete on the basis of our multi-provinces, regional footprint, which we believe will be of value to both employers and third-party payors. As a result of the differing competitive factors within the markets in which we operate and will operate, the individual results of our clinics may be volatile. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to recruit and retain qualified multidisciplinary primary health care clinicians for our multidisciplinary primary health care clinics and staffing of affiliate clinics and eldercare centric homes.

Our success depends upon our ability to recruit and retain qualified multidisciplinary primary health care clinicians and other staff. There is currently a national shortage in Canada and United States of certain of these health care professionals. To the extent a significant number of multidisciplinary primary health care clinicians within an individual community or market decide to partner with competing multidisciplinary primary health care providers or hospitals and not with us, we may not be able to operate our clinics in such community. We face competition for such personnel from existing operators, hospital systems, entrepreneurial start-ups, and other organizations. This competition may require us to enhance wages and benefits to recruit and retain qualified personnel. Our inability to recruit and retain these professionals could have a material adverse effect on our ability to grow or be profitable.

We may not be able to prohibit or limit our multidisciplinary primary health care clinicians from competing with us in our local markets.

In certain provinces in Canada in which we operate or intend to operate and states in the United States in which we intend to operate, non-compete, non-solicitation, and other negative covenants applicable to employment or ownership are judicially or statutorily limited in their effectiveness or are entirely unenforceable against multidisciplinary primary health care professionals. As a result, we may not be able to protect our operational processes, procedures, and general trade secrets or limit insiders from using competitive information against us or competing with us, which could have a material adverse effect on our ability to remain competitive.

With respect to our operations in Canada, we may be unable to enter into or maintain contracts for our affiliate multidisciplinary primary health care clinics and eldercare centric homes or services on favorable terms with commercial payors.

In Canada, a significant portion of our net patient service revenue is derived from nongovernmental, extended health insurers which provide reimbursement based on a pre-allocated amount disbursed as a cash payment for services, and related products, provided to the patient.

With respect to our anticipated expansion of our operations into the United States, we may be unable to enter into or maintain contracts for our multidisciplinary primary health care clinics and services on favorable terms with commercial payors in the United States.

With respect to our anticipated expansion of our operations into the United States, we anticipate that a significant portion of our net patient service revenue will be derived from nongovernmental, third-party payors, or commercial payors, such as managed care organizations, commercial insurance providers and employer-sponsored health care plans. These commercial payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements include fee-for-service, PPOs and health maintenance organizations, as well as prepaid and discounted medical service packages and capitated, or fixed fee, contracts. Rates for health maintenance organization benefit plans are typically lower than those for PPOs or other benefit plans that offer broader provider access.

Frequently, commercial payors classify or may reclassify our multidisciplinary primary health care services differently. Such distinctions may result in different payment and reimbursement structure. Such differences may affect costs to the patient through increased copayments, deductibles and other cost-sharing mechanisms and, accordingly, patient choice of provider.

There is often pressure to renegotiate reimbursement levels, particularly in connection with changes to Medicare. Typically, commercial payors reimburse us based upon contracted discounts to our established base rates. If managed care organizations and other commercial payors reduce their rates or we were to experience a significant shift in our revenue mix toward Medicare or Medicaid reimbursements, then our revenue and profitability would be adversely affected and our operating margins would be reduced. Commercial payors often demand discounted fee structures, and the trend toward consolidation among commercial payors tends to increase their bargaining power over fee structures. Because some commercial payors rely on all or portions of Medicare fee schedules to determine payment rates, changes to government health care programs that reduce payments under these schedules may negatively impact payments from commercial payors. Other health care providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial payors. For example, some of our competitors may negotiate exclusivity provisions with commercial payors or otherwise restrict the ability of commercial payors to contract with us. We may be excluded from participating in commercial payor networks, making it more expensive for certain patients to receive treatment at our clinics. Our results of operations will depend, in part, on our ability to retain and renew managed care contracts as well as enter into new managed care contracts on terms favorable to us. Our inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

As various provisions of the Patient Protection and Affordable Care Act, or the ACA, are implemented, commercial payors may increasingly demand fee reductions. In addition, there is a growing trend for commercial payors to take steps to shift the primary cost of care to the plan participant by increasing co-payments, co-insurance and deductibles, and these actions could discourage such patients from seeking treatment at our clinics. Patient volumes could be negatively impacted if we are unable to enter into or maintain acceptable contracts with such commercial payors, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Government health care programs may reduce reimbursement rates.

Our competition will also be the Canadian health care system which is a government sponsored system that began in 1957, when Parliament approved the Hospital Insurance and Diagnostics Services Act. The Act provided free acute hospital care, laboratory and radiological diagnostic services to Canadians. By 1961, agreements were in place with all the provinces and 99% of Canadians had free access to the health care services covered by the legislation. The Act was followed by the Medical Care Act of 1966 that provided free access to physician services. By 1972, each province had established its own system of free access to physician services. The federal government shared in the funding. In 1984, the Government of Canada passed the Canada Health Act (CHA). The Canada Health Act created a publicly administered health care system that is comprehensive, universal and accessible. All medically necessary procedures are provided free of charge. The system provides diagnostic, treatment and preventive services regardless of income level or station in life. Access to care is not based on health status or ability to pay. Coverage is portable between provinces and territories. We can give no assurance that we will be able to effectively compete in this market.

In recent years, in the United States, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the health care system. Any change in the laws, regulations, or policies governing the health care system could adversely affect reimbursement rates and our operations and financial condition. Enacted in March 2010, the ACA seeks to expand health care coverage, while increasing quality and limiting costs. The ACA substantially changes the way health care is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state health care reforms measures there could be limits to the amounts that federal and state governments will pay for health care services, which could result in reduced demand or profitability of our services.

Furthermore, if due to an allegation of fraud or any other reason one or more of our multidisciplinary primary health care clinicians or practitioners is no longer entitled to bill and receive payment for services rendered to patients whose treatment is paid in whole or in part by a governmental payor, our revenue may be negatively impacted, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

If payments from commercial or governmental payors are significantly delayed, are reduced or eliminated, our business, prospects, results of operations and financial condition could be adversely affected.

We depend upon compensation from third-party payors for the services provided to patients by our multidisciplinary primary health care clinicians and practitioners in our clinics, affiliate clinics and eldercare centric homes serviced by our clinicians. The amount that we receive through our clinics in payment for their services may be adversely affected by factors we do not control, including federal, provincial or local regulatory changes, cost-containment decisions and changes in reimbursement schedules of third-party payors and legislative changes. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

Additionally, the reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when multidisciplinary primary health care services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments by third-party payors may be difficult or cost prohibitive to appeal, and such changes could materially reduce the actual amount we receive from those payors. Delays and uncertainties in the reimbursement process may be out of our control and may adversely affect us.

Significant changes in our payor mix resulting from fluctuations in the types of patients seen at our clinics could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our results may change from period to period due to fluctuations in payor mix or other factors relating to the type of treatment performed by clinicians at our clinics. Payor mix refers to the relative amounts we receive from the mix of persons or entities that pay or reimburse us for health care services. Because, we generally receive relatively higher payment rates from commercial payors than from governmental payors or self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or patients whose treatment is paid in whole or part by a governmental payor, which could occur for reasons beyond our control, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to bill timely or accurately for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for our services is often complex and time consuming. The practice of providing multidisciplinary primary health care services, and related products, in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients, various forms of commercial payors, government payors and insurance payors. Billing requirements that must be met prior to receiving payment for services rendered often vary by payor. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement is typically dependent on our providing the proper procedure and diagnosis codes.

Additional factors that could affect our collections for the services we render include:

●	disputes among payors as to which party is responsible for payment;

●	variations in coverage among various payors for similar services;

●	the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties;

●	the institution of new coding standards; and

●	failure to properly credential our providers to enable them to bill various payors.

The complexity associated with billing for our services causes many delays in our cash collections, resulting in increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debt expense.

We are dependent on our third-party revenue cycle managers for billing and collection of our claims.

We submit our claims for services rendered to commercial payors and governmental payors electronically through our third-party revenue cycle managers. We are dependent on our revenue cycle managers for the timely billing and collections of our claims. Any delay by or failure of our revenue cycle managers to timely bill and collect our claims could have a material adverse effect on our business, results of operations and financial condition.

We may incur costs resulting from security risks in connection with the electronic data processing by our partner banks.

Because we accept electronic payment cards for payments at our facilities, we may incur costs resulting from related security risks in connection with the electronic processing of confidential information by our partner banks. Recently, several of the large national banks have experienced potential or actual breaches in which similar data has been or may have been stolen. Such occurrences could cause patient dissatisfaction resulting in decreased visits or could also distract our management team from the management of the day-to-day operations.

With respect to our Canadian operations and our anticipated expansion of our operations into the United States, a successful challenge by tax authorities to our treatment of certain multidisciplinary primary health care clinicians and practitioners as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these multidimensional primary health care clinicians and practitioners.

With respect to our Canadian operations and our anticipated expansion of our operations into the United States, certain of our multidisciplinary primary health care clinicians and practitioners may be engaged as independent contractors by our state-level operating subsidiaries. If these personnel are treated as independent contractors rather than as employees, our state-level operating subsidiaries will not (i) withhold federal, state or local or state income or other employment related taxes from their compensation, (ii) make federal, provincial, state or local federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. Although we will have contracts with these licensed multidisciplinary primary health care clinicians obligating them to pay these taxes and other costs, if a challenge to our treatment of these licensed multidisciplinary primary health care clinicians and practitioners as independent contractors by federal, state or local authorities were successful and they were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these personnel and, have a material adverse effect on our business, financial condition and results of operations.

Currently, our corporate owned clinics and affiliate clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland making us particularly sensitive to regulatory, economic, and other conditions in those states.

Our current clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland. If there were an adverse regulatory, economic or other development in any of those states, our patient volume could decline, our ability to operate our clinics under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business is seasonal, which impacts our results of operations.

Our clinics’ patient and staffing volumes are sensitive to seasonal fluctuations. Typically, winter months see a higher occurrence of motor vehicle and winter weather related accidents, such as falling, however; the timing and severity of these can vary dramatically. Additionally, in the United States as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other health care spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

We could be subject to lawsuits for which we are not fully insured.

Medical professionals, including multidisciplinary primary health care clinicians and practitioners, have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. In Canada, our clinicians and practitioners, whether an employee or independent contractor, are responsible for their own professional liability insurance coverage. As provided in Canadian rules and regulations, our liability insurance coverage is not required to cover our clinicians and practitioners. As we expand in the United States, we anticipate procuring insurance coverage for our affiliated multidimensional primary health care clinicians, practitioners and corporate entities. In addition, as we expand our offering of services, and related products, through our telemedicine platform, our remote monitoring platform or possible acquisition of a medical licensed primary care practice, we will be subject to lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing.

We are currently insured under policies in amounts management deems appropriate, based upon the nature and risk of our business. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available with sufficient limits and at reasonable cost to insure us adequately and economically in the future. One or more successful claims against us not covered by, or exceeding the coverage of, our insurance could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, in the normal course of our business, we may be involved in other types of lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage. The outcome of these matters could have a material adverse effect on our financial position, results of operations, and cash flows.

Some of these lawsuits involve large claim amounts and substantial defense costs.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance providers.

We maintain insurance coverage for specific liability for our clinic facilities through various third-party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, we may be responsible for those losses if the insurance coverage is inadequate or the insurer rejects our claim for payment. Furthermore, for our losses that are insured or reinsured through commercial insurance providers, we are subject to the financial viability of those insurance companies. Although we believe our commercial insurance providers are currently creditworthy, they may not remain so in the future.

Risks Related to Health Care Regulation

The health care industry is heavily regulated, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The health care industry is heavily regulated and closely scrutinized by federal, state, provincial and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and products, our contractual relationships with our clinicians, vendors, patients and our marketing activities and other aspects of our operations. If we fail to comply with these laws and regulations, we could be exposed to civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from government health care programs. Any action against us for violation of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Our clinicians and practitioners are also subject to ethical guidelines and operating standards of professional and private accreditation agencies.

The laws, regulations and standards governing the provision of health care service, and related products, may change significantly in the future, and these changes may materially and adversely affect our business. Furthermore, a review of our business by regulatory or accreditation authorities could result in determinations that could adversely affect our operations.

Our Canadian clinics are and will be subject to numerous statutes and regulations. Additionally, given our intention to expand and begin operations in the United States, we will be subject to numerous U.S. statutes and regulations. Failure to comply with these laws and regulations could result in civil or criminal sanctions.

The operation of our clinics in Canada subjects us, and will subject us, to many provincial laws and regulations, following the projected expansion of our Company’s operations to the United States, federal and state laws in the United States. In general, whether directly or through boards, agencies or other delegated authorities, regulating the ownership and dispensing of controlled substances, the retention and storage of medical records, patient privacy and protection of health information, the licensure of multidisciplinary primary health care providers, including clinicians, and the clinical supervision, by physicians, of nurse practitioners and physicians assistants, among other aspects of our operations are regulated. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

Additional regulation of clinics such as ours has been proposed in several Canadian provinces and the United States. The adoption of any such regulations in the provinces in Canada, or states in the United States in which we operate or intend to operate, could force us to change our operational or transactional approach or lead to a finding by regulators that our primary care clinics and clinics do not meet legal requirements. We may be subject to criminal prosecution, regulatory fines, penalties or other sanctions if our operations or clinics are found to not comply with applicable laws and regulations. In addition, we may be required to refund all funds received from patients and third-party payors during the period of noncompliance.

With respect to our anticipated expansion of our operations into the United States, state regulation of the expansion of multidisciplinary primary health care clinics could prevent us from reaching our expansion objectives.

In the United States, many states have certificate of need programs that require some level of prior approval for the development, acquisition or expansion of health care sector related facilities. With respect to our anticipated expansion of our operations into the United States, in the event we choose to acquire or open clinics in a state that does require such approval, we may be required to obtain a certificate of need before the acquisition or opening occurs. If we are unable to obtain such approvals, we may not be able to move forward with the planned activity.

Only a few states currently require the licensure of multidisciplinary primary health care clinics such as ours. The lack of a specific licensure process for our clinics in the vast majority of states may lead state legislators or regulators to regulate aggressively the growth of our industry, potentially seeking to treat our industry in a manner similar to hospitals or freestanding emergency departments. Further, the growing number of urgent care clinics and freestanding emergency departments may lead to legislation or regulations requiring us to change substantially our operations or cease our operations in that state entirely. Any such requirements could have a material adverse effect on our prospects and growth strategy.

Our services, and related products, are subject to comprehensive laws and regulations that govern the manner in which we bill and are paid for our services by third-party payors, and the failure to comply with these requirements can result in civil or criminal sanctions, including exclusion from federal and state health care programs.

A substantial portion of our services, and related products, are paid for by commercial payors and governmental payors. These third-party payors typically have differing and complex billing and documentation requirements. If we fail to meet these requirements, we may not be paid for our services or payment may be substantially delayed or reduced.

Numerous federal, provincial and local laws also apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor must be billed first when a patient has coverage from multiple payors, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Third-party payors carefully monitor compliance with these and other applicable rules. Our failure to comply with these rules could result in our obligation to refund amounts previously paid for such services or non-payment for our services.

If we are found to have violated any of these or any of the other laws or regulations which govern our activities, the resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Changes in coverage and the rates or methods of third-party reimbursements may adversely affect our revenue and operations.

A substantial portion of our revenue is derived from direct billings to patients and third-party payors. As a result, any changes in the rates or methods of reimbursement for the services and products we provide could have a material adverse effect on our revenue and financial results. Reimbursement rates can vary depending on whether our clinic is an in-network or out-of-network provider. Each of our clinics may be out-of-network for some patients. When acting as an out-of-network provider, reimbursement rates may be lower, co-payments and deductibles may be higher and we may have difficulties complying with the billing requirements of certain third-party payors.

Past and future legislation related to the health care industry and other changes in the health care industry could adversely affect our business, financial condition and results of operations.

The health care industry is subject to legislative and regulatory changes, as well as changes from other influences. The government may continue reviewing and assessing health care delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the health care system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition or results of operations. Continued efforts to shift health care costs to the patient (through co-payments, deductibles, and other mechanisms) could adversely affect our business, financial condition and results of operations.

We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

In Canada, some health care services are public, some are private with a number of different entities involved in regulating and providing their delivery. While there is a perception that all health care in Canada is publicly funded, the publicly funded system is generally restricted to “medically necessary” hospital and physician services, and provincial or territorial drug plans that provide access to prescription drugs to residents over the age of 65 or those residents who rely on social assistance programs. Publicly funded services are delivered through a combination of public and private providers and funding comes from the Canadian federal government, which sets national standards, and the provincial and territorial governments, which regulates the delivery of services and determines those services that are deemed “medically necessary” (i.e., publicly funded) within the context of their own unique fiscal and political environment. In addition, there are a wide array of health products and services that are not subject to coverage under the public health insurance plans that are provided on a private payer basis.

Federal/Provincial Government Division of Power in Canada

As is the case for many important industries and economic sectors, neither the federal, nor the provincial/territorial level of government has exclusive jurisdiction over health. Instead, the Constitution Act, 1867, divides the legislative powers relevant to the regulation of the delivery of health products and services between the federal and provincial levels of government.

The federal government is responsible for regulating important aspects of various health industries or sectors including the regulation of selling, importing, distributing and marketing drugs and medical devices and it maintains significant influence over health policy and national objectives through the use of its spending power.

The provincial/territorial level of government has comprehensive authority over the delivery of health care services. Other examples of provincial responsibility include the regulation of hospitals and other health facilities, administration of health insurance plans, distribution of prescription drugs and regulation of health professionals.

However, many health industry sectors are subject to at least some degree of regulation or oversight by both levels of government.

Canada’s National Health Insurance Program

Canada’s “national” health insurance program, a publicly funded single-payer system often referred to as “Medicare,” is designed to ensure that all Canadian residents have universal access to medically necessary hospital and physician services through the provincial and territorial health care insurance plans.

The Canada Health Act

The Canada Health Act is the federal legislation that provides the foundation for the Canadian health care system. The Act is administered by Health Canada, the federal department with primary responsibility for maintaining and improving the health of Canadians. However, neither the Canada Health Act nor Health Canada have direct authority to regulate the health insurance plans that give effect to the publicly funded health insurance system that is in place across the country. Instead, the Act establishes certain values and principles and sets out criteria and conditions that each publicly funded health insurance plan is required to meet in order to qualify for federal funding through the Canada Health Transfer. As federal funding is critical to the ability to fund “medically necessary” hospital and physician services, each provincial and territorial health insurance plan must satisfy the requirements of public administration; universality; portability; comprehensiveness; and accessibility.

Notably, these requirements relate only to funding and administration and establishing broad principles rather than a prescriptive code. In addition, the Canada Health Act is silent with respect to the delivery of health services and does not prohibit or discourage the delivery of insured health services by the private sector. As a result, there is significant variation in the funding and administration of health insurance plans from one jurisdiction to another. However, most provinces permit the delivery of a broad range of publicly funded health services through a combination of both public and private providers. Indeed, many publicly funded services in Canada are privately delivered.

The requirement that publicly funded health insurance plans be comprehensive requires that “medically necessary” hospital and physician services be covered. If a service is determined to be “medically necessary” then the full cost of the service must be covered by the public plan. However, the term is not defined and the services that must be covered are intentionally and broadly defined in order to accommodate the ability of each province and territory to make its own coverage decisions within the context of its unique fiscal and political environment. Typically, such decisions are made in consultation with the relevant medical associations in the jurisdiction. However, determining whether a particular service is “medical necessary” is a determination that has both a fiscal and political dimension. Ultimately, these coverage decisions are decisions about the allocation of scarce public resources.

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded health care. There are also a growing number of providers offering non-medically necessary and other ancillary health services. Examples include elective surgical or cosmetic procedures.

Regulation of Health Professionals and Health Facilities

Health professionals and health care facilities are subject to federal laws of general application, but the regulation of such matters is largely a matter of provincial jurisdiction.

Health Professionals

Through legislation, the provinces have delegated the regulation of health professionals to self-governing professional bodies (with varying degrees of discretion). Such legislation generally seeks to protect the public through a combination of “input regulations” that focus on who is entitled to provide a particular health service and “output regulations” that focus on the quality and delivery of the service being provided. Such regulations also generally include conflict of interest (or anti-kickback) provisions, as such matters are generally dealt with as part of the regulation of health professions rather than the regulation of health facilities.

Health industry participants offering a particular service need to understand how the service is regulated. If the service involves the performance of a regulated or controlled act (i.e., acts that can only be performed by a particular category or categories of regulated health professionals or their delegates) then the involvement of one or more duly qualified health professionals will likely be required. Also, it may be necessary to implement certain protocols and procedures in order to comply with the requirements of the regulatory colleges that govern the practices of any such professionals. Complying with such requirements can have significant commercial implications.

Health facilities

Operating a regulated health facility can be challenging and often involves a degree of regulatory risk.

Residential health care facilities other than hospitals, such as nursing homes, long-term care facilities, pharmacies, laboratories and specimen collection clinics are, in most jurisdictions, privately owned and operated pursuant to provincial licenses and oversight. However, the degree to which such health facilities and other providers are regulated generally depends on the nature of the products and services being provided.

The operation of health facilities by private sector entities still typically involves some element of reimbursement through public funds. Where public funds are being used to acquire goods and services, additional accountability measures such as procurement requirements often apply.

Regulation of Drugs

The process of obtaining marketing authorizations and approvals of prescription drugs is administered by Health Canada’s Therapeutic Products Directorate (TPD).

The TPD applies the Food and Drugs Act and the regulations applicable to prescription drugs to ensure that drug products sold in Canada are safe and effective. No drug product can be offered for sale in Canada unless and until, after review, it is issued a marketing authorization by Health Canada.

In addition to its review of drug products, Health Canada is responsible for the ongoing monitoring of drug products being sold in Canada, as well as the regulation of good manufacturing practices and establishment licenses, which are required in connection with the import, manufacture, distribution and/or sale of drug products.

The Patented Medicines Prices Review Board

The Patented Medicines Prices Review Board (PMPRB) is an independent quasi-judicial body created in 1987 under amendments to the Patent Act. The PMPRB is responsible for regulating the prices that patentees charge for prescription and non-prescription patented drugs sold in Canada. Based on a review of the information required to be filed by a patentee, the PMPRB considers whether the price of a medicine appears excessive based on certain factors including: (i) the prices that the patented medicine is sold in the Canadian market; (ii) the prices at which other medicines in the same therapeutic class are sold in the Canadian market; and (iii) the prices at which the medicine and other medicines in the same therapeutic class have been sold in other countries other than Canada. If the PMPRB considers the price of a medicine appears excessive, revised pricing is the usual outcome.

Public Market access

Each province has a provincial drug plan that allows certain individuals to access drugs at a reduced cost. Products that will be paid for by the provincial government (in some provinces, for all residents, while in others for certain prescribed individuals such as seniors and individuals receiving social assistance), are typically listed on provincial formularies. For innovator products, the manufacturer negotiates the pricing for inclusion on the provincial formulary with the provincial government. For generic products, the price to be paid for the generic product is determined by a sliding scale of fixed prices related to when such products enter the market and the price of the innovator product (i.e., a percent of the price of the innovator pharmaceutical product depending on whether they are first, second or third entry products). If a drug is a generic product and listed as interchangeable on the provincial formulary, a pharmacist is permitted to dispense the interchangeable product for the innovator product. Under most provincial benefit plans, interchanging a generic product for the innovator product by pharmacists is mandatory and generally most provinces will only reimburse the pharmacist for the lowest cost interchangeable product. Government drug plans account for approximately 50% of all sales of prescription drugs in Canada.

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and provincial enforcement entities have significantly increased their scrutiny of health care companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we conduct our business in compliance with all applicable federal and provincial fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

We are subject to the data privacy and security laws of Canada, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions.

In Canada, under the Personal Information Protection and Electronic Documents Act and under various provincial laws, comprehensive privacy laws have been introduced to protect the privacy of individuals from the undisclosed or non-consensual sharing of sensitive information for commercial purposes. As the gathering and use of information is such an integral component of our business, we must always be alert for and respond to changes in the information regulatory environment. The failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions against us.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, our centers may participate in the federal Medicare program and, as a result, we will need to comply with a number of additional federal regulatory requirements.

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, our clinics and multidisciplinary primary healthcare clinicians and practitioners, including any staffing we might pursue in affiliate clinics or eldercare centric homes in the United States, might participate in the federal Medicare and/or Medicaid programs.

Since 1992, Medicare has paid for the “medically necessary” services of physicians, non-physician practitioners, clinicians and certain other suppliers under a physician fee schedule, a system that pays for covered physicians’ services furnished to a person with Medicare Part B coverage. Under the physician fee schedule, relative values are assigned to each of more than 7,000 services to reflect the amount of work, the direct and indirect (overhead) practice expenses, and the malpractice expenses typically involved in furnishing that service. Each of these three relative value components is multiplied by a geographic adjustment factor to adjust the payment for variations in the costs of furnishing services in different localities. Relative value units, or RVUs, are summed for each service and then are multiplied by a fixed-dollar conversion factor to establish the payment amount for each service. The higher the number of RVUs assigned to a service, the higher the payment. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any healthcare provider or facility certified by Medicare.

CMS is required to limit the growth in spending under the physician fee schedule by a predetermined sustained growth rate, or SGR. If implemented as mandated, the SGR would result in significant payment reductions under the physician fee schedule. Every year since 2003, Congress has delayed application of the SGR, but we cannot predict with certainty whether it will continue to do so. Congress most recently delayed application of the SGR in the Protecting Access to Medicare Act of 2014, or PAMA, which became effective on April 1, 2014. In March of 2014 (prior to the passage of PAMA), CMS announced that the estimated physician fee schedule update for 2014 would be reduced by 20.9% due to the SGR formula. PAMA provides for the continuation of the 0.5% reimbursement increase to the physician payment schedule through December 31, 2014 (originally provided under the Pathway for SGR Reform Act of 2013), and it also provides for no change to the physician fee schedule through March 31, 2015. Although several recent legislative proposals have sought to impose permanent or semi-permanent solutions to the SGR reductions, we cannot predict with certainty whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments, and any such reductions could have a material adverse effect on our business.

Furthermore, the ACA reduces annual payment updates for certain providers and reduces Medicare payments for certain procedures, and the Budget Control Act of 2011, or BCA, requires automatic spending reductions for each fiscal year through 2021. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013 and has recently been extended for an additional two years beyond the original expiration date of 2021.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, we will be subject to CMS’ RAC program.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, introduced on a trial basis the use of RACs for the purpose of identifying and recouping Medicare overpayments and underpayments. Any overpayment received from Medicare is considered a debt owed to the federal government. In October 2008, CMS made the RAC program permanent. RACs review Medicare claims to determine whether such claims were appropriately reimbursed by Medicare. RACs engage in an automated review and in a complex review of claims. Automated reviews are conducted when a review of the medical record is not required and there is certainty that the service is not covered or is coded incorrectly. Complex reviews involve the review of all underlying medical records supporting the claim; and, are generally conducted where there is a high likelihood, but not certainty, that an overpayment has occurred. RACs are paid a contingency fee based on overpayments identified and collected.

A Medicare administrative contractor, or MAC, may suspend Medicare payments to a provider if it determines that an overpayment has occurred. When a Medicare claim for payment is filed, the MAC will notify the patient and the provider of its initial determination regarding reimbursement. The MAC may deny the claim for one of several reasons, including the lack of necessary information or lack of medical necessity for the services rendered. Providers may appeal any denials for claim payments.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, any such reviews under the RAC program or denials by the MAC could have a material adverse effect on our results of operations.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, we will be subject to the Anti-Kickback Statute, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

Anti-Kickback Statute

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, if we are participants in the Medicare program, we will be subject to the Anti-kickback Statute. The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The ACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violation the statute. Further, the ACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the civil False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, if we accept funds from governmental health programs, we will be subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

False Claims Act

The federal civil FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that results from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, we will be required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Statute

The federal Civil Monetary Penalties statute prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program.

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, although we intend to conduct our business in compliance with all applicable United States federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, we will be subject to the data privacy, security and breach notification requirements of HIPAA, HITECH and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions.

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, numerous federal and state laws and regulations, including HIPAA and HITECH, will govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, HHS has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” The Company and each of our clinics is considered a covered entity under HIPAA. We will take actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we will be in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although, we will take actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of PHI or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

Further, HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties but also to unauthorized internal access to or use of such PHI.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. In addition, numerous breach incidents could lead to possible penalties in excess of $1.68 million. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

States may also impose restrictions related to the confidentiality of personal information that is not considered PHI under HIPAA, including certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as the Company and each of our centers will be required to conform to such transaction set standards.

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, if we fail to effectively and timely implement electronic health record systems, our operation could be adversely affected.

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of HHS has developed and implemented an incentive payment program for eligible healthcare professionals that adopt and meaningfully use electronic health record, or EHR, technology. HHS uses the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making EHR incentive program payments. If our employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, healthcare professionals that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

Following the intended acquisition, or opening, of one or more clinics or staffing primary healthcare practitioners in the United States, we will convert certain of our clinical and patient accounting information system applications to newer versions of existing applications or altogether new applications. In connection with our implementation and conversions, we will likely incur capitalized costs and additional training and implementation expenses.

If we fail to comply with laws and regulations related to the protection of the environment and human health and safety, we could incur substantial penalties and fines.

We are subject to various federal, state and local and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Some of our operations include the use, generation and disposal of hazardous materials. We also plan to acquire ownership in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate, including contamination caused by prior owners or operators of such sites, abutters or other persons, and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

Risks Related to our Telemedicine Platform and our Remote Patient Monitoring Platform

Our telemedicine platform is currently under development and we may be unsuccessful in the commercialization of the telemedicine platform.

Our telemedicine platform and our remote patient monitoring platform, both of which are currently under development, is intended to provide patients with real-time access to third-party primary care medically licensed physicians and specialists in various disciplines as well as multidisciplinary health care clinicians. Telemedicine is transforming traditional approaches to all components of the health industry by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care licensed physicians, nurses, nurse practitioners, specialists and multidisciplinary primary care clinicians. Our advanced telemedicine platform intends to integrate certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our telemedicine platform is intended to allow any type of health care clinic or location to install and utilize our telemedicine platform at a relatively low-cost point of entry.

The success of our telemedicine platform and our remote patient monitoring platform will highly be dependent upon our ability to develop relationships with both Canadian based and United States based medically licensed primary care providers and specialist in addition to multidisciplinary primary health care clinicians.

Our success will highly be dependent upon our ability to develop relationship with primary care medically licensed physicians, nurse practitioners, and specialists in addition to multidisciplinary primary health care clinicians and practitioners. If we cannot generate relationships with these medical professionals to translate into service contracts or license agreements for our telemedicine platform and remote patient monitoring platform, we may need to cease the development and commercialization of the telemedicine platform or the remote patient monitoring platform.

Our telemedicine platform and remote patient monitoring platform may not be accepted in the Canadian and United States marketplace.

Uncertainty exists as to whether our telemedicine platform and our remote patient monitoring platform will be accepted by potential users; including, but not limited to third-party Canadian based and United States based primary care medically licensed physicians and specialists in various medical disciplines, multidisciplinary primary care clinicians and practitioners; as well as patients. A number of factors may limit the market acceptance of our telemedicine platform and our remote patient monitoring platform, including the price of the services each offers relative to alternate products. There is a risk that primary care medically licensed physicians and specialists, multidisciplinary primary health care clinicians or patient acceptance will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our telemedicine platform and remote patient monitoring platform will be new in the market, primary care medically licensed physicians and specialists, multidisciplinary health care clinicians, or patient acceptance will elect not to use our telemedicine platform and remote patient monitoring platform simply because it will provide ease of access and reduced costs for patients.

Primary care medically licensed physicians and specialists, multidisciplinary health care clinicians or patient need to be persuaded that our telemedicine platform and remote patient monitoring platform service is justified for the anticipated benefit, but there is no assurance that sufficient numbers of patients will be convinced to enable a successful market to develop for our telemedicine platform or our remote patient monitoring platform.

In the event that we are not able to market and significantly increase the number of primary care medically licensed physicians and specialists, multidisciplinary health care clinicians, or patients that use our telemedicine platform or remote patient monitoring platform, or if we are unable to charge the necessary prices, we may need to cease operating the telemedicine platform or our remote patient monitoring platform.

Defects or malfunctions in our telemedicine platform or remote patient monitoring platform could hurt our reputation, sales and profitability.

The acceptance of our telemedicine platform or remote patient monitoring platform will depend upon its effectiveness and reliability. Each of our telemedicine platform and our remote patient monitoring platform will be complex and will be continually modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our telemedicine platform or our remote patient monitoring platform to malfunction and our customers’ use of our telemedicine platform or our remote patient monitoring platform is interrupted, our reputation could suffer, and our potential revenues could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions.

There can be no assurance that, despite our testing, errors will not be found in our telemedicine platform or our remote patient monitoring platform or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service, any of which would have a material adverse effect upon our business, operating results and financial condition.

Software failures, breakdowns in the operations of our servers and communications systems or the failure to implement system enhancements could harm our business.

The operational success of our telemedicine platform and our remote patient monitoring platform will depend on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services and could result in the loss of primary care medically licensed physician and specialists, multidisciplinary primary care clinicians or patients. While all our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although, we plan to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers’ and their end users’ confidential and proprietary information.

Our telemedicine platform and our remote patient monitoring platform are being designed to maintain the confidentiality and security of our patients’ confidential and proprietary data stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop our telemedicine platform and our remote patient monitoring platform which may never become sufficiently successful.

Our growth strategy includes the successful launch of our telemedicine platform and our remote patient monitoring platform. Although management will take every precaution to ensure that our telemedicine platform and our remote patient monitoring platform will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of our telemedicine platform or our remote patient monitoring platform, once commercialized, can be numerous, including:

●	market demand for our telemedicine platform and our remote patient monitoring platform proves to be smaller than we expect;

●	further telemedicine platform and remote patient monitoring platform development turns out to be costlier than anticipated or takes longer; our telemedicine platform and our remote patient monitoring platform requires significant adjustment post commercialization, rendering the telemedicine platform and the remote patient monitoring platform uneconomic or extending considerably the likely investment return period; additional regulatory requirements may increase the overall costs of the development; patent conflicts or unenforceable intellectual property rights; and primary care medically licensed physicians and specialists and clients may be unwilling to adopt and/or use our telemedicine platform.

●	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

We cannot be certain that we will obtain patents for our telemedicine platform and technology or that such patents will protect us from competitors.

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for our telemedicine platform, which is both costly and time consuming. We still are in the process to evaluate the patent potentials of our telemedicine platform. The Patent Office typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of our telemedicine platform, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States and Canada are maintained in secrecy until the patent issues and, since publication of patents tends to lag behind actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as federal, state and provincial regulations and laws specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the use of the internet, availability of economic broadband access, or other online services, and increase the cost of providing our digital delivery of content and services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Risks Related to the United States Regulatory System as to Medical CBD Products

Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our medical CBD products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our patients and customers bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended medical CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners (including C2M) may be unable to continue to operate their and our business in its current or planned form or at all.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law of the United States.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. Initially, we intend to use hemp-derived CBD from growers and processors in Canada where such production is legal to produce our medical CBD products. Although hemp and hemp seeds may legally be imported into the United States, the importation of products containing THC, including CBD products, into the United States may be illegal if the CBD products cause THC to enter the human body. In that case, we will be required to purchase all our hemp-derived CBD from licensed growers and processors in states in the United States where such production is legal. In addition, as described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to projected expansion into the CBD industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our intended launch of certain products containing hemp-derived CBD. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

Confusion between legal CBD and illegal Cannabis

There is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from shareholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

Risks Related to our Common Stock and our Status as a Public Company

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

Our common stock has in the past been a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

In the past, our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Principal Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 224,045,876 shares of our common stock outstanding as of November 13, 2019, approximately 17,021,426 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

Provisions of our amended and restated articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our amended and restated articles of incorporation and our bylaws, as amended, may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. Further, our amended and restated articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 11120 NE 2nd Street, Suite 200, Bellevue, WA 98004.

We occupy our NHL executive office space, located at 119 Westcreek Drive, Woodbridge Ontario Canada L4L 9N6, pursuant to a 5-year lease, expiring March 31, 2023. The monthly base rent for this space is CAD$3,750 (approximately $2,815 as of August 31, 2019).

In addition, we lease the property for each of our 16 corporate owned clinics. The aggregate monthly rent for the corporate-owned clinic properties is CAD$95,599 (approximately $71,766 as of August 31, 2019). These leases have expiration dates between 2019 and 2029.

We believe that these facilities are suitable and adequate for our current operations.

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

	Bid Prices
	Low	High
FISCAL 2018

First Quarter (September 1, 2017 through November 30, 2017)	$0.27	$0.79
Second Quarter (December 1, 2017 through February 28, 2018)	$0.105	$0.48
Third Quarter (March 1, 2018 through May 31, 2018)	$0.30	$0.74
Fourth Quarter (June 1, 2018 through August 31, 2018)	$0.40	$1.05

FISCAL 2019

First Quarter (September 1, 2018 through November 30, 2018)	$0.82	$2.10
Second Quarter (December 1, 2018 through February 28, 2019)	$1.36	$2.10
Third Quarter (March 1, 2019 through May 31, 2019)	$1.02	$1.64
Fourth Quarter (June 1, 2019 through August 31, 2019)	$0.34	$1.37

On November 13, 2019, the closing bid price of our common stock as reported on the OTCQB was $0.62 and there were approximately 532 shareholders of record.

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

Common Stock

During the year ended August 31, 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On November 16, 2018, the Company sold 17,647 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.70 per share, for an aggregate purchase price of $30,000, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on November 20, 2018.

On November 16, 2018, the Company sold 545,575 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $0.92 per share, for an aggregate purchase price of $501,929, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on November 20, 2018.

On December 18, 2018, the Company sold 2,029,620 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $0.92 per share, for an aggregate purchase price of $1,867,250, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on December 20, 2018.

On January 8, 2019, the Company and 2478659 Ontario Ltd., an Ontario Canada corporation with offices in Ontario Canada (“247”), entered into an Agreement of Transfer and Assignment (“JV Assignment”), pursuant to which the Company assumed all rights and obligations provided for in a Joint Venture Agreement, executed January 7, 2019, between 247 and Kainai Cooperative, a cooperative organized under the laws of Alberta, Canada with offices in Cardston, Alberta, Canada (“KA”). The JV Agreement provides for farming and greenhouse agricultural development, to include supporting infrastructure, of both hemp and medical cannabis crops on approximately 275,000 acres of Canadian prairie lands for a minimum of 50 years. Under the terms of the JV Assignment, 247 was issued 12,000,000 restricted shares of the Company’s common stock having a value of $21,600,000, as of February 26, 2019. The shares were issued on January 30, 2019.

On January 15, 2019, the Company sold 115,271 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.57 per share, for an aggregate purchase price of $180,744, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on January 18, 2019.

On February 26, 2019, the Company and Novo Healthnet Limited entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX, Inc. (“Cloud DX”), a medical device company operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring and Chronic Care Management. Under the terms of the Cloud Dx License, Cloud Dx was issued 458,349 restricted shares of the Company’s common stock having a value of CAD$1,000,000 (approximately $758,567 as of February 26, 2019). The shares were issued on March 4, 2019.

On April 3, 2019, the Company sold 116,078 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.29 per share, for an aggregate purchase price of $149,740, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on April 5, 2019.

On April 19, 2019, the Company sold 89,712 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.25 per share, for an aggregate purchase price of $112,140, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on April 24, 2019.

On April 30, 2019, the Company sold 170,941 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.17 per share, for an aggregate purchase price of $200,000, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on May 7, 2019.

On May 1, 2019, the Company sold 32,100 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.16 per share, for an aggregate purchase price of $37,235, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on May 3, 2019.

On May 3, 2019, the Company sold 128,500 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.16 per share, for an aggregate purchase price of $149,060, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on May 3, 2019.

On June 4, 2019, the Company sold 21,413 restricted shares of common stock to a non-U.S. person. The shares were sold at a price of $1.04 per share, for an aggregate purchase price of $22,268, which was provided to fund the Company’s ongoing operational and product development expenses. The shares were issued on June 6, 2019.

On July 22, 2019, the Company, NHL and Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Plus Rockland (“APPR”), entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of APPR in exchange for an aggregate purchase price of CAD$300,000. Per the terms of the Asset Purchase Agreement, APPR was issued 84,558 restricted shares of common stock having a value of CAD$125,000 (approximately $95,550 as of July 19, 2019); and, was paid a cash amount of CAD$175,000 (approximately $133,770 as of July 22, 2019). The shares were issued on July 26, 2019.

All of the above shares were sold and issued in reliance upon the exemptions provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multidisciplinary primary health care services and products to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 95 affiliate clinics and 225 eldercare centric homes located across Canada. Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.

Our clinicians and practitioners provide certain multidisciplinary primary health care services, and related products, beyond the medical doctor first level contact identified as primary care. Our clinicians and practitioners are not licensed medical doctors, physicians, specialist, nurses or nurse practitioners. Our clinicians and practitioners are not authorized to practice primary care medicine and they are not medically licensed to prescribe pharmaceutical based product solutions.

Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training,

Our strict adherence to public regulatory standards, as well as self-imposed standards of excellence, have allowed us to navigate with ease through the industry’s licensing and regulatory framework. Compliant treatment, data and administrative protocols are managed through a team of highly trained, certified healthcare and administrative professionals. We and our affiliates provide service to the Canadian property and casualty insurance industry, resulting in a regulated framework governed by the Financial Services Commission of Ontario. All our services, and those of our affiliates, are regulated by the various professional associations related to the clinical professionals contracted or employed by us. In 2013, NHL received its accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”). Currently, NHL is undergoing the CARF re-accreditation process.

Recent Developments

U.S. LA Fitness License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of Novo Integrated, entered into a Master Facility License Agreement (the “U.S. License Agreement”) with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). Pursuant to the terms of the U.S. License Agreement, the parties agreed that from time to time as set forth in the U.S. License Agreement or as the parties otherwise agree, Novomerica may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness U.S., and LA Fitness U.S. may desire to grant to such sublicenses the right to do the same. Upon execution of applicable documentation as may be required by the U.S. License Agreement, the sublicensee (which may be Novomerica, if Novomerica desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the U.S. License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing outpatient physical and/or occupational therapy as provided in the U.S. License Agreement (the “Services”), with the applicable LA Fitness U.S. facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

Pursuant to the terms of the U.S. License Agreement, 18 separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business.

With respect to each license granted under the U.S. License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, Novomerica shall pay to LA Fitness U.S. a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the U.S. License Agreement, the term of the U.S. License Agreement shall begin as of September 24, 2019 and shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the U.S. License Agreement) of the last remaining license granted under the U.S. License Agreement.

Pursuant to the terms of the U.S. License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “U.S. Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness U.S. Pursuant to the terms of the U.S. Guaranty, the Company irrevocably guaranteed the full, unconditional and prompt payment and performance of all of Novomerica’s obligations and liabilities under the U.S. License Agreement.

Canada LA Fitness License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement (“Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). Pursuant to the terms of the Canada License Agreement, the parties agreed that from time to time as set forth in the Canada License Agreement or as the parties otherwise agree, NHL may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness Canada, and LA Fitness Canada may desire to grant to such sublicenses the right to do the same. Upon execution of applicable documentation as may be required by the Canada License Agreement, the sublicensee (which may be NHL, if NHL desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the Canada License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing the Services, with the applicable LA Fitness Canada facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

Pursuant to the terms of the Canada License Agreement, six separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business.

With respect to each license granted under the Canada License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, NHL shall pay to LA Fitness Canada a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the Canada License Agreement, the term of the Canada License Agreement shall begin as of September 24, 2019 and shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the Canada License Agreement) of the last remaining license granted under the Canada License Agreement.

Pursuant to the terms of the Canada License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “Canada Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness Canada. Pursuant to the terms of the Canada Guaranty, the Company irrevocably guaranteed the full, unconditional and prompt payment and performance of all of NHL’s obligations and liabilities under the Canada License Agreement.

Asset Purchase Agreement with Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Rockland

On July 22, 2019, the Company and Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Rockland (“APPR”), providing physiotherapy and related ancillary services, entered into an Asset Purchase Agreement (“APA”) pursuant to which APPR agreed to sell, assign and transfer to the Company, free and clear of all encumbrances, other than permitted encumbrances, and the Company agreed to purchase from APPR all of APPR’s right, title and interest in and to all of its assets, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated.

Pursuant to the terms of the APA, the purchase price is determined as six times APPR’s purported EBITDA, equaling CAD$300,000, of which, (1) APPR received a cash payment of CAD$175,000 (approximately $133,770 as of July 22, 2019); and (2) APPR was issued 84,558 restricted common shares of the Company’s common stock (approximately $95,550 as of July 19, 2019), representing CAD$125,000. The restricted common shares were issued pursuant to an exemption from registration as set forth in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

 The transaction closed on July 22, 2019. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements were not presented.

CannaPiece Group Inc. SEA Termination

On July 26, 2019, the Company provided CannaPiece Group Inc. (“CannaPiece”) with written confirmation for the termination of the Share Exchange Agreement (the “SEA”), dated December 18, 2019, by and among Novo Integrated, NHL and CannaPiece due to the failure of CannaPiece to timely obtain approved License Producer Status under the Canada Cannabis Act, as those terms are defined in the SEA.

For the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018

Revenues for the year ended August 31, 2019 were $9,421,825, representing an increase of $527,361, or 5.9%, from $8,894,464 for the same period in 2018. The increase in revenue is principally due to us being able to sell additional services to customers as a result of the acquisition of Executive Fitness Leaders in December 2017 and of Action Plus Physiotherapy Rockland in July 2019, the opening of a new clinic in September 2018, and the relocation of certain clinics during the summer of 2018 to more spacious facilities.

Cost of revenues for the year ended August 31, 2019 were $5,902,381, representing an increase of $431,005, or 7.9%, from $5,471,376 for the same period in 2018. The increase in cost of revenues is principally due to the increase in revenue. Cost of revenues as a percentage of revenue was 62.6% for the year ended August 31, 2019 and 61.5% for same period in 2018. The increase in cost of revenues as a percentage of revenue is principally due to higher costs.

Operating costs for the year ended August 31, 2019 were $4,305,041, representing a decrease of $687,475, or 13.8%, from $4,992,516 for the same period in 2018. The decrease in operating costs is principally attributed to a decrease in stock-based compensation of $1,204,085 offset by an increase in the write down of assets, payroll and rental fees.

Other income (expense) for the year ended August 31, 2019 was $382,018, representing an increase of $929,783, or 169.7%, from ($547,765) for the same period in 2018. The increase is due to i) a gain on the settlement of debt of $377,300; ii) other income resulting from a refund of $72,080; iii) interest income from an increase in other receivables; and a decrease in interest expense of $342,312 since the debt outstanding decreased as a result of approximately $5.1 million of related party debt being converted to common stock in January 2018.

Net loss for the year ended August 31, 2019 was $403,579, representing a decrease of $1,713,614, or 80.9%, from $2,117,193 for the same period in 2018. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the fiscal years ended August 31, 2019 and 2018, the Company has had net losses of $403,579 and $2,117,193, respectively.

During the year ended August 31, 2019, the Company used cash in operating activities of $822,268, compared to $934,501 for the same period in 2018. The principal reason for the decrease is the decrease in net loss incurred during the year ended August 31, 2019 as compared to the same period in 2018, changes in non-cash expense of stock-based compensation and changes in working capital accounts during the year ended August 31, 2019 compared to the same period in 2018.

During the year ended August 31, 2019, the Company used cash in investing activities of $842,914, compared to $217,230 for the same period in 2018. The principal reason for the change is a deposit paid for a potential acquisition and the increase of amounts loaned for other receivables during the year ended August 31, 2019 compared to the same period in 2018, and the cash paid for the acquisition of assets in 2019.

During the year ended August 31, 2019, the Company generated cash of $3,073,711 from financing activities compared to cash used in financing activities of $11,574 for the same period in 2018. The principal reason for the change is the sale of shares of common stock for $3,250,366 during the year ended August 31, 2019, offset by an increase of repayments of amounts due to related parties. During the year ended August 31, 2018 there were only $15,564 of sales of shares of common stock.

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

On June 4, 2019, the Company accepted a $22,268 subscription agreement from an accredited investor residing outside the United States for the sale of 21,413 shares of restricted common stock, resulting in an effective price per share of $1.04. The shares were issued on June 6, 2019.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606 . As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to healthcare services, the Company’s sole revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation .. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share . Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

New Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on March 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as Accounting Standards Codification Standard (“ASC”) 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Lease and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on March 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on March 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $2,360,787. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novo Integrated Sciences, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences Inc. and its subsidiaries (the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial. Our responsibility is to express opinions on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

NVS Chartered Accountants Professional Corporation

Markham, Ontario

November 20, 2019

We have served as the Company’s auditor since 2018.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2019 and 2018

	August 31,	August 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,083,666	$675,705
Accounts receivable, net	1,463,529	1,337,545
Other receivables, current portion	300,994	393,821
Prepaid expenses and other current assets	250,398	161,838
Total current assets	4,098,587	2,568,909

Property and equipment, net	410,188	400,321
Intangible assets	22,358,567	-
Right-of-use assets	3,004,017	-
Other receivables, net of current portion	1,062,241	57,352
Acquisition deposits	716,688	1,112,404
Goodwill	623,081	604,113
TOTAL ASSETS	$32,273,369	$4,743,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,144,812	$1,307,599
Accrued expenses	205,784	383,998
Accrued interest (principally to related parties)	248,582	156,121
Due to related parties	920,083	1,116,261
Note payable, current portion	-	382,350
Operating lease liability, current portion	508,305	-
Total current liabilities	3,027,566	3,346,329

Debentures, related parties	1,201,591	1,224,000
Operating lease liability, net of current portion	2,500,004	-
TOTAL LIABILITIES	6,729,161	4,570,329

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2019 and 2018
Common stock; $0.001par value; 499,000,000 shares authorized; 223,691,507 and 207,881,743 shares issued and outstanding at August 31, 2019 and 2018	223,691	207,882
Additional paid-in capital	35,813,203	10,053,683
Other comprehensive income	1,138,919	1,139,815
Accumulated deficit	(11,591,973)	(11,199,989)
Total Novo Integrated Sciences, Inc. stockholders’ equity	25,583,840	201,391
Noncontrolling interest	(39,632)	(28,621)
Total stockholders’ equity	25,544,208	172,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,273,369	$4,743,099

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2019 and 2018

	Years Ended
	August 31,	August 31,
	2019	2018

Revenues	$9,421,825	$8,894,464

Cost of revenues	5,902,381	5,471,376

Gross profit	3,519,444	3,423,088

Operating expenses:
Selling expenses	39,931	109,295
General and administrative expenses	4,019,865	4,883,221
Write down of assets	245,245	-
Total operating expenses	4,305,041	4,992,516

Loss from operations	(785,597)	(1,569,428)

Non operating income (expense)
Interest income	154,793	16,702
Interest expense	(222,155)	(564,467)
Other income	72,080	-
Gain on settlement of debt	377,300	-
Total other income (expense)	382,018	(547,765)

Loss before income taxes	(403,579)	(2,117,193)

Income tax expense	-	-

Net loss	$(403,579)	$(2,117,193)

Net loss attributed to noncontrolling interest	(11,595)	(9,181)

Net loss attributed to Novo Integrated Sciences, Inc.	$(391,984)	$(2,108,012)

Comprehensive loss:
Net loss	(403,579)	(2,117,193)
Foreign currency translation gain (loss)	(896)	(101,029)
Comprehensive loss:	$(404,475)	$(2,218,222)

Weighted average common shares outstanding - basic and diluted	217,322,628	207,568,978

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended August 31, 2019 and 2018

						Total
						Novo
			Additional	Other		Stockholders’		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity/	Noncontrolling	Equity/
	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interest	(Deficit)
Balance, August 31, 2017	201,837,254	$201,837	$3,381,643	$1,240,844	$(9,091,977)	$(4,267,653)	$(20,537)	$(4,288,190)

Common stock issued for cash	25,104	25	15,539	-	-	15,564	-	15,564
Common stock issued for acquisition	384,110	384	232,771	-	-	233,155	-	233,155
Common stock issued for conversion of debt	12,452,356	12,453	5,110,446	-	-	5,122,899	-	5,122,899
Cancellation of common stock previously issued	(6,817,081)	(6,817)	6,817	-	-	-	-	-
Fair value of vested stock options	-	-	1,274,931	-	-	1,274,931	-	1,274,931
Fair value of modification of stock option terms	-	-	31,536	-	-	31,536	-	31,536
Foreign currency translation loss	-	-	-	(101,029)		(101,029)	1,097	(99,932)
Net loss	-	-	-	-	(2,108,012)	(2,108,012)	(9,181)	(2,117,193)

Balance, August 31, 2018	207,881,743	207,882	10,053,683	1,139,815	(11,199,989)	201,391	(28,621)	172,770

Common stock issued for cash	3,266,857	3,266	3,247,100	-	-	3,250,366	-	3,250,366
Common stock issued for interest in joint venture	12,000,000	12,000	21,588,000	-	-	21,600,000	-	21,600,000
Common stock issued for software license	458,349	458	758,109	-	-	758,567	-	758,567
Common stock issued for acquisition	84,558	85	95,465	-	-	95,550	-	95,550
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(896)		(896)	584	(312)
Net loss	-	-	-	-	(391,984)	(391,984)	(11,595)	(403,579)

Balance, August 31, 2019	223,691,507	$223,691	$35,813,203	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2019 and 2018

	Years Ended
	August 31,	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,579)	$(2,117,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,143	73,447
Fair value of vested stock options	70,846	1,274,931
Expense associated with modified stock option terms	-	31,536
Operating lease expense	214,893	-
Gain on settlement of debt	(377,300)	-
Write down of assets	245,245	-
Changes in operating assets and liabilities:
Accounts receivable	(151,254)	(263,152)
Prepaid expenses and other current assets	(91,097)	23,244
Accounts payable	(140,093)	(331,870)
Accrued expenses	(172,309)	58,328
Accrued interest	95,815	316,228
Operating lease liability	(210,578)	-
Net cash used in operating activities	(822,268)	(934,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(107,635)	(178,626)
Payment for acquisition deposit	(377,300)	-
Cash paid for acquisition of assets	(132,055)	-
Amounts loaned for other receivables	(225,924)	(38,604)
Net cash used in investing activities	(842,914)	(217,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(176,655)	(20,141)
Proceeds from the sale of common stock	3,250,366	15,564
Payments on notes payable	-	(6,997)
Net cash provided by (used in) financing activities	3,073,711	(11,574)

Effect of exchange rate changes on cash and cash equivalents	(568)	(57,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,407,961	(1,220,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	675,705	1,896,572

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,083,666	$675,705

CASH PAID FOR:
Interest	$129,459	$240,366
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$22,358,567	$-
Common stock issued for acquisition of assets	$95,550	$233,155

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

On July 22, 2019, the Company, through NHL, acquired substantially all the assets of Societe Professionnelle de Physiotherapie M Dignard, doing business as Action Plus Physiotherapy Rockland, to expand our corporate owned clinic footprint in the province of Ontario Canada.

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

	August 31, 2019	August 31, 2018

Period end: CAD to USD exchange rate	$0.7507	$0.7647
Average period: CAD to USD exchange rate	$0.7546	$0.7835

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NHL, Novo Healthnet Rehab Limited, Novo Assessments Inc., and an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL. All the Company’s subsidiaries are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2019 and 2018, the allowance for uncollectible accounts receivable was $471,566 and $464,527, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2019 and 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights and a software license which will be amortized over 50 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company will perform a test for impairment annually. The land use rights and the software license intangible assets were acquired in January and February 2019, respectively. Based on its reviews at August 31, 2019, the Company believes there was no impairment of its intangible assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. At August 31, 2019, the Company recorded goodwill of $187,675, $217,703 and $217,703, respectively, related to its acquisition of Apka Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018 and Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019. As of August 31, 2019, the Company performed the required impairment reviews and determined that an impairment charge of $188,650 related to the goodwill for Apka Health, Inc was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

Summary of changes in goodwill by acquired businesses is as follows:

	Apka	EFL	Rockland	Total

Balance, August 31, 2017	$399,400	$-	$-	$399,400
Goodwill acquired with purchase of assets		225,383		225,383
Foreign currency translation adjustment	(17,050)	(3,620)		(20,670)
Balance, August 31, 2018	382,350	221,763	-	604,113
Goodwill acquired with purchase of assets			220,059	220,059
Impairment of goodwill	(188,650)			(188,650)
Foreign currency translation adjustment	(6,025)	(4,060)	(2,356)	(12,441)
Balance, August 31, 2019	$187,675	$217,703	$217,703	$623,081

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $716,688 and $1,112,404 as of August 31, 2019 and 2018, respectively. In September 2019, $371,263 of the acquisition deposit was returned to the Company.

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

As of August 31, 2019 and 2018, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Fair Value Measurement on a Non-Recurring Basis

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and intangible assets.

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

Revenue from providing healthcare services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Healthcare services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation .. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 and 10,030,000 options/warrants outstanding as of August 31, 2019 and 2018, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Translation gains of $1,138,919 and $1,139,815 for the years ended August 31, 2019 and 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on March 1, 2019 with no material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on March 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are non-interest bearing and payable upon demand. At August 31, 2019 and 2018, the amount due to related parties was $920,083 and $1,116,261, respectively.

The Company leases office space from a related party on a month-to-month basis with monthly lease payments of $1,509.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Trade receivables	$1,631,036	$1,564,180
Amounts earned but not billed	304,059	237,892
	1,935,095	1,802,072
Allowance for doubtful accounts	(471,566)	(464,527)
Accounts receivable, net	$1,463,529	$1,337,545

Note 5 – Other Receivables

Other receivables at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (Currently in default)	$281,513	$286,763
Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	30,028	30,588
Advance to corporation; accrues interest at 12% per annum; unsecured; due September 2019	75,070	76,470
Advance to corporation; accrues interest at 10% per annum; unsecured; due May 1, 2022	-	57,352
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2020	225,924	-
Advance to corporation; accrues interest at 10% per annum; unsecured; due December 31, 2020	750,700	-
Total other receivables	1,363,235	451,173
Current portion	(300,994)	(393,821)
Long-term portion	$1,062,241	$57,352

During the year ended August 31, 2019, the Company wrote off a note receivable for $56,595.

Note 6 – Property and Equipment

Property and equipment at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Leasehold Improvements	$453,233	$372,010
Clinical equipment	285,307	269,741
Computer equipment	23,133	22,636
Office equipment	28,593	24,658
Furniture and fixtures	38,895	39,620
	829,161	728,665
Accumulated depreciation	(418,973)	(328,344)
Total	$410,188	$400,321

Depreciation expense for the years ended August 31, 2019 and 2018 was $97,143 and $73,447, respectively.

Note 7 – Intangible Assets

Intangible assets at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Land use rights	$21,600,000	$-
Software license	758,567	-
	22,358,567	-
Accumulated amortization	-	-
Total	$22,358,567	$-

There was no amortization expense during 2019 and 2018 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Accrued liabilities	$59,661	$266,123
Accrued payroll	115,912	106,761
Other	30,211	11,114
	$205,784	$383,998

Note 9 – Note Payable

Note payable at August 31, 2019 and 2018 consisted of the following:

	2019	2018
Notes payable issued in connection with purchase of assets; accrues interest at 0% per annum; due on March 27, 2019.	$-	$382,350
	-	382,350
Current portion	-	(382,350)
Long-term portion	$-	$-

During the year ended August 31, 2019, the Company recognized a gain on settlement of debt of $377,300 related to the above-mentioned note payable.

Note 10 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 ($5,114,327 at August 31, 2017) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On September 27, 2019, the debenture holders agreed to extend the due date to September 30, 2021.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2019, the amount of debentures outstanding was $1,201,591.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2019:

	Classification on Balance Sheet	August 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$3,004,017
Total lease assets		$3,004,017

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$508,305
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,500,004
Total lease liability		$3,008,309

Lease obligations at August 31, 2019 consisted of the following:

Years ending August 31,
2020	$724,634
2021	712,370
2022	568,637
2023	503,722
2024	308,060
2025	290,799
Thereafter	790,770
Total payments	3,898,992
Amount representing interest	(890,683)
Lease obligation, net	3,008,309
Less lease obligation, current portion	(508,305)
Lease obligation, long-term portion	$2,500,004

The lease expense for 2019 (since adoption of ASC 842) was $313,180, which consisted of amortization expense of $214,722 and interest expense of $98,458. The cash paid under operating leases during 2019 (since adoption of ASC 842) was $308,868. At August 31, 2019, the weighted average remaining lease terms were 6.8 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2019 and 2018 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. As of August 31, 2019 and 2018 there were 223,691,507 and 207,881,743 common shares issued and outstanding, respectively.

During the year ended August 31, 2019, the Company issued:

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate;

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567;

●	84,558 restricted shares of common stock as consideration for an Asset Purchase Agreement based on a per share price of $1.13 with a value of $95,550;

●	3,266,857 shares of common stock for cash proceeds of $3,250,366.

During the year ended August 31, 2018, the Company:

●	issued 384,110 shares of common stock for the acquisition of Executive Fitness Leaders valued at $233,155. The value was based on the closing price of the Company’s common stock on the acquisition date. The shares were issued on December 5, 2017;

●	issued 12,452,356 shares of common stock for the conversion of debt totaling $5,122,899. The per share price used for the conversion was $0.4114 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. The shares were issued on February 9, 2018;

●	issued 25,104 shares of common stock for cash proceeds of $15,564;

●	cancelled 6,817,081 shares of common stock for no consideration that were being held as security in connection with a loan agreement.

Stock Options and Warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2019 and 2018, the Company did not grant any awards under the 2015 Plan. As of August 31, 2018, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at August 31, 2019 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2017	7,860,000	$0.27	3.53	$660,000
Granted	2,170,000	0.42
Forfeited	-
Exercised	-
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Granted	75,000	0.95
Forfeited	(10,000)	2.00
Exercised	-
Outstanding, August 31, 2019	10,095,000	0.30	3.58	$1,141,500
Exercisable, August 31, 2019	10,095,000	$0.30	3.58	$1,141,500

The exercise price for options/warrants outstanding at August 31, 2019:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $70,846 and $1,274,931 during the years ended August 31, 2019 and 2018, respectively. At August 31, 2019, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

	Fiscal Year
	End August 31,
	2019	2018
Risk-free interest rate	2.78%	1.83%
Expected life of the options	3.5 years	2.5 to 3.5 years
Expected volatility	294%	314%
Expected dividend yield	0%	0%

During the year ended August 31, 2018, the Company extended the expiration date of 5,600,000 options by three years. The change in fair value between the options using the original terms and the options using the new expiration dates was $31,536 which has been recorded as expense in the accompanying consolidated statement of operations.

Note 13 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2019 and 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

Income tax expense for the years ended August 31, 2019 and 2018 is as follows:

	2019	2018

Current taxes:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred taxes:
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Total income tax expense	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2019
	Canada		United States		Total

Combined statutory tax rate		39.0%		27.0%

Pretax income (loss)	$8,752		$(412,331)		$(403,579)

Expected income tax expense (benefit)	3,413	-39.0%	(111,329)	-27.0%	(107,916)
Stock based compensation	-	0.0%	19,128	4.6%	19,128
Change in valuation allowance	(3,413)	39.0%	92,201	22.4%	88,788
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2018
	Canada		United States		Total

Combined statutory tax rate		39.0%		40.0%

Pretax loss	$(438,587)		$(1,678,606)		$(2,117,193)

Expected income tax expense (benefit)	(171,049)	-39.0%	(671,442)	-40.0%	(842,491)
Stock based compensation	-	0.0%	509,972	30.4%	509,972
Change in valuation allowance	171,049	39.0%	161,470	9.6%	332,519
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operating loss carryforwards	$2,124,215	$2,075,037
Total deferred income tax asset	2,124,215	2,075,037
Less: valuation allowance	(2,124,215)	(2,075,037)
Total deferred income tax asset	$-	$-

The valuation allowance for the years ended August 31, 2019 and 2018 increased by $49,178 and $218,818, respectively. The increase in 2019 was the result of the Company generating additional net operating losses offset by a decrease resulting from the reduction of the federal income tax rate from 34% to 21% enacted in 2017, effective in 2018. The increase in 2018 was the result of the Company generating additional net operating losses.

The Company has recorded as of August 31, 2019 and 2018 a valuation allowance of $2,124,215 and $2,075,037, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2019 and 2018.

The Company has net operating loss carry-forward of approximately $1,484,000 and $4,066,000 in the United States and Canada, respectively. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2019, 2018 and 2017 tax years are still subject to audit.

Note 14 – Acquisition of Assets

On December 1, 2017, the Company, NHL and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock valued at $233,155. The purchase price was allocated to furniture and equipment of $7,772 and goodwill of $225,383. The transaction closed on December 1, 2017. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

On January 8, 2019, the Company and 2478659 Ontario Ltd., an Ontario Canada corporation with offices in Ontario Canada (“247”), entered into an Agreement of Transfer and Assignment (“JV Assignment”), pursuant to which the Company assumed all rights and obligations provided for in a Joint Venture Agreement, executed January 7, 2019, between 247 and Kainai Cooperative, a cooperative organized under the laws of Alberta, Canada with offices in Cardston, Alberta, Canada (“KA”). The JV Agreement provides for farming and greenhouse agricultural development, to include supporting infrastructure, of both hemp and medical cannabis crops on approximately 275,000 acres of Canadian prairie lands for a minimum of 50 years. Under the terms of the JV Assignment, 247 was issued 12,000,000 restricted shares of the Company’s common stock having a value of $21,600,000, as of February 26, 2019. The shares were issued on January 30, 2019. The underlying assets had no previous business operations; therefore, pro forma financial statements are not presented.

On February 26, 2019, the Company and Novo Healthnet Limited entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX, Inc. (“Cloud DX”), a medical device company operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring and Chronic Care Management. Under the terms of the Cloud Dx License, Cloud Dx was issued 458,349 restricted shares of the Company’s common stock having a value of CAD$1,000,000 (approximately $758,567 as of February 26, 2019). The shares were issued on March 4, 2019.

On July 22, 2019, the Company, NHL and Societe Professionnelle de Physiotherapie M Dignard carrying on business as Action Plus Physiotherapy Plus Rockland “APPR”), located in Rockland Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the assets of Action Plus Physiotherapy Rockland in exchange for an aggregate purchase price of CAD$300,000. Per the terms of the Asset Purchase Agreement, APPR was issued 84,558 restricted shares of common stock having a value of CAD$125,000 (approximately $95,550 as of July 19, 2019); and, was paid a cash amount of CAD$175,000 (approximately $132,055 as of July 22, 2019). The shares were issued on July 26, 2019. The purchase price was allocated to goodwill of $220,059 (CAD$290,000), to equipment of $6,791 (CAD$9,000) and to inventory of $755 (CAD$1,000). The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

Note 16 – Subsequent Events

Unregistered Sale of Equity Securities and Use of Proceeds

On October 19, 2019, the Company sold 118,969 restricted shares of common stock to an accredited investor for a purchase price of $38,070. The shares were issued on October 22, 2019.

On October 12, 2019, the Company sold 235,400 restricted shares of common stock to an accredited investor for a purchase price of $75,328. The shares were issued on October 15, 2019.

Debenture Due Date Extension, Holders Current Officers and/or Directors

On September 30, 2013, Novo Healthnet Limited (“NHL”), a wholly owned subsidiary of Novo Integrated Sciences, Inc. (the “Company”), issued five debentures totaling approximately $5,114,327 (CAD$6,402,512) at August 31, 2017 in connection with the acquisition of certain business assets. The holders of the debentures were current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019.

On January 31, 2018, the parties agreed to convert 75% of the debenture amount owed, both principal and interest, into shares of the Company’s common stock in lieu of accepting a cash payment for 75% of the amount owed, both principal and interest.

On September 27, 2019, the parties agreed to extend the due date of the debentures to September 30, 2021. As of September 27, 2019, the aggregate principal amount outstanding under the debentures was CAD$1,600,628 (approximately $1,207,994 based on the CAD-to-USD exchange rate of 0.7547on September 27, 2019).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2019. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2019, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2019 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	51	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	60	President and Director of Novo Integrated Sciences, Inc.

Klara Radulyne	42	Principal Financial Officer of Novo Integrated Sciences, Inc.
Pierre Dalcourt	49	Director of Novo Integrated Sciences, Inc. and President of Novo Healthnet Limited

Michael Gaynor	53	Secretary and Director of Novo Integrated Sciences, Inc.

Biographies

Mr. Robert Mattacchione. Mr. Mattacchione has served as the Company’s Chairman of the Board and Chief Executive Officer since October 2018. He is the co-founder and Chairman of NHL, which was founded in 2013 and acquired by the Company in 2017. For more than 25 years, Mr. Mattacchione has been a private venture investor, leading the development of operational business interests worldwide, including the exploration and production of natural resources in Europe and South America, pharmaceutical product development and manufacturing in Africa and Europe, and renewable energy development and production in South America. From start-up to acquisition, Mr. Mattacchione formulates adaptive strategies, analyzes processes, engages highly qualified personnel and provides the company vision and leadership throughout the ever changing and expanding landscape of business development.

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

Mr. Christopher David. Mr. David was appointed the Company’s Secretary, Treasurer and a member of the Board of Directors on August 13, 2014. On May 10, 2015, Mr. David was appointed as the Company’s President. Effective May 9, 2017, Mr. David resigned as the Company’s Secretary and Treasurer while maintaining his roles and responsibilities as the Company’s President and a member of the Board of Directors.

Mr. David has been a private venture investor for 25 years in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium sized businesses in the pharmaceutical, biotech, television-movie media, real estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 5 years prior to assuming his duties as Secretary, Treasurer and Director of the company in August 2014. Prior to Mr. David’s professional business career, he retired from the U.S. Navy officer ranks in 1994. Mr. David holds a B.A. from University of Washington.

Ms. Klara Radulyne, CPA CGA. Ms. Radulyne has served as our Principal Financial Officer since May 9, 2017. Additionally, Ms. Radulyne is the Director of Finance for NHL, managing all accounting and finance functions.

In 2000, Ms. Radulyne earned her Accounting and Corporate Valuation Master’s Degree from Corvinus University, Budapest, Hungary and immediately commenced her accounting career as a management accountant in a Hungarian utilities industry company. Ms. Radulyne moved to Canada and began her employment with NHL in 2006 as a Junior Accountant. Ms. Radulyne earned her Canadian CGA designation in 2010 and Canadian CPA designation in 2014.

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

Mr. Michael Gaynor, BScPT, FCAMPT. Mr. Gaynor has served as the Company’s Secretary and a member of the Company’s Board of Directors since May 9, 2017. From May 9, 2017 to March 15, 2018, Mr. Gaynor also served as the Company’s Treasurer. For over 28 years as a healthcare professional and business owner Mr. Gaynor has delivered a healthcare model that includes best practices and innovation to meet various needs for both his community and his patients. At the core of Mr. Gaynor’s mission is building strong relationships, trust, and rapport which cultivates long-term partnerships, alliances, collaboration, forward momentum and positive results.

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

Mr. Gaynor graduated from Queen’s University in 1989 with a Bachelor of Science in Physical Therapy. Mr. Gaynor has undertaken numerous post graduate studies in a variety of areas including manual therapy, orthopedics, sports medicine, rehabilitation exercise, acupuncture, as well as practice management and business development, and is committed to the continuing education process. In 1999, as a Fellow of the Canadian Academy Manipulative Physiotherapists (CAMPT), Mr. Gaynor received his Diploma of Advanced Manual & Manipulative Physiotherapy from the Canadian Physiotherapy Association (CPA). He has been an assistant instructor in post-graduate studies for physiotherapists within the Orthopedic Division of the CPA and was the former president of the national capital district of the CPA’s orthopedic division.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David and Ms. Radulyne (together, our “Named Executive Officers”).

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Robert Mattacchione	2019	$0	$0	$0	$0		$0	$0
Chief Executive Officer	2018	$0	$0	$0	$0		$0	$0

Christopher David	2019	$96,000	$0	$0	$0		$0	$96,000
President	2018	$96,000	$0	$0	$829,405	(1)	$0	$925,405

Klara Radulyne	2019	$68,621	$0	$0	$70,846	(2)	$0	$139,467
Principal Financial Officer	2018	$67,904	$0	$0	$0		$0	$67,904

(1)	Represents the aggregate grant date fair value of an option to purchase 2,000,000 shares of common stock. The option was fully vested at grant, has a 5-year term and has an exercise price of $0.42 per share. See Note 12 to our audited financial statements included herein for assumptions used to determine the aggregate grant date fair value of the stock option.
(2)	Represents the aggregate grant date fair value of an option to purchase 75,000 shares of common stock. The option was fully vested at grant, has a 7-year term and has an exercise price of $0.95 per share. See Note 12 to our audited financial statements included herein for assumptions used to determine the aggregate grant date fair value of the stock option.

On December 29, 2017, the Company entered into an employment agreement (the “December 2017 Agreement”) with Mr. David, effective January 1, 2018. The December 2017 Agreement terminated on July 30, 2018 pursuant to its terms. Pursuant to the terms of the December 2017 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 2,000,000 shares of the Company’s restricted common stock at an exercise price of $0.42 per share. The option was granted on, and fully vested on, December 29, 2017.

On July 27, 2018, the Company and Mr. David entered into Amendment No. 1 (the “Amendment”) to the December 2017 Agreement. Pursuant to the terms of the Amendment, the termination date of the December 2017 Agreement was extended from July 30, 2018 to November 30, 2018. The remaining terms of the December 2017 Agreement remain unchanged.

On November 30, 2018, the Company entered into an employment agreement (the “November 2018 Agreement”) with Mr. David, effective December 1, 2018. Pursuant to the terms of the November 2018 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to pay Mr. David a monthly salary of $8,000. The November 2018 Agreement terminated on July 31, 2019 pursuant to its terms; however, the parties continue to perform pursuant to the same terms.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2019

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	1,500,000	0	0	$0.16	6/29/23
	1,000,000	0	0	$0.16	2/19/24
	750,000	0	0	$0.62	4/28/22
	1,000,000	0	0	$0.32	7/12/22
	2,000,000	0	0	$0.42	12/29/22
Klara Radulyne	75,000	0	0	$0.95	9/10/25

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of November 13, 2019 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officer,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 224,045,876 shares issued and outstanding as of November 13, 2019. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	129,434,704	(1)	57.7%
Christopher David	7,086,752	(2)	3.1%
Pierre Dalcourt	33,877,929	(3)	15.1%
Michael Gaynor	17,437,128	(4)	7.8%
All directors and executive officers as a group (5 persons)	187,836,513	(5)	81.5%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (6)	129,184,704	(7)	57.7%

(1)	Represents (i) [129,184,704] shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”), and (ii) 250,000 shares that may be acquired upon exercise of vested options held by Ms. Emily Mattacchione, Mr. Mattacchione’s spouse. ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 6,250,000 shares that may be acquired upon exercise of vested options.

(3)	Represents shares owned by 1218814 Ontario Inc., which is 50% owned by Dr. Pierre Dalcourt, a member of the Company’s Board, and 50% owned by Ms. Amanda Dalcourt, Dr. Dalcourt’s spouse. 1218814 Ontario Inc.’s shares are held by the Dalcourt Family Trust. Dr. Dalcourt and Ms. Dalcourt are co-trustees of the Dalcourt Family Trust and share voting and depository power over these shares.
(4)	Represents shares owned by Michael Gaynor Family Trust. Mr. Gaynor is trustee of Michael Gaynor Family Trust and has voting and depository power over these shares.
(5)	Includes shares beneficially owned by Messrs. Mattacchione, David and Gaynor, by Dr. Dalcourt, and by Ms. Radulyne, the Company’s principal financial officer, and 6,500,000 shares that may be acquired upon exercise of vested options.
(6)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(7)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	14,862,500	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the 4,987,500 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), and the 9,875,000 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the 2018 Plan”). Because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

On September 8, 2015, the Company adopted the 2015 Plan, which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2017 and 2016, the Company did not grant any awards under the 2015 Plan. As of August 31, 2019, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the 2018 Plan. Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employee directors and key consultants to either the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at August 31, 2019 under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At August 31, 2019, the Company had outstanding advances totaling $920,083 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2019, the Company had debentures totaling $1,399,742, including principal and interest, due to the following related parties:

●	$277,468 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company;

●	$92,645 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer, director and greater than 5% shareholder of the Company;

●	$611,168 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company; and

●	$418,461 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AJ Robbins CPA, LLC (“AJ Robbins”) served as our independent registered public accountants until May 31, 2018. On May 31, 2018, our board of directors terminated AJ Robbins’ engagement and appointed NVS Chartered Accountants Professional Corporation (“NVS”) as the Company’s new independent registered accounting firm. The following table shows the fees that were billed for the audit and other services provided by NVS for the fiscal years ended August 31, 2019 and 2018.

	Fiscal Year Ended August 31,
	2019	2018
Audit Fees	$67,500	$52,500
Audit-Related Fees	—	20,000
Tax Fees	—	—
All Other Fees	—	—
Total	$67,500	$72,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

10.1+	Employment Agreement, entered into on July 12, 2017 and effective July 1, 2017, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.2+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.3	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.4	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.5+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.6+	Employment Agreement entered into on December 29, 2017 and effective January 1, 2018, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.7+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.8+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.9+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.11+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.12+	Amendment No. 1 to Employment Agreement dated July 27, 2018 by and between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2018).

10.13+	Employment Agreement, entered into on November 30, 2018 and effective December 1, 2018, between Christopher David and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2018).

10.14	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.15	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2019).

10.16	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.7	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.8	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.9	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.10	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

21.1*	Subsidiaries of the Company.

23.1*	Consent of NVS Chartered Accountants Professional Corporation, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: November 20, 2019	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 20, 2019	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board (principal executive officer)

Dated: November 20, 2019	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: November 20, 2019	By:	/s/ Pierre Dalcourt
Pierre Dalcourt, Director

Dated: November 20, 2019	By:	/s/ Michael Gaynor
Michael Gaynor, Director

Dated: November 20, 2019	By:	/s/ Christopher David
Christopher David, Director

