Form 10-Q
period 2019-11-30
Novo Integrated Sciences, Inc.
filed 2020-01-13
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

There were 232,045,876 shares of the Registrant’s $0.001 par value common stock outstanding as of January 9, 2020.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2019 (unaudited) and August 31, 2019

	November 30, 2019	August 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,931,702	$2,083,666
Accounts receivable, net	1,632,937	1,463,529
Other receivables, current portion	301,234	300,994
Prepaid expenses and other current assets	302,251	250,398
Total current assets	4,168,124	4,098,587

Property and equipment, net	391,668	410,188
Intangible assets	22,358,567	22,358,567
Right-of-use assets	2,888,608	3,004,017
Other receivables, net of current portion	1,065,637	1,062,241
Acquisition deposits	606,614	716,688
Goodwill	625,073	623,081
TOTAL ASSETS	$32,104,291	$32,273,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,077,867	$1,144,812
Accrued expenses	184,239	205,784
Accrued interest (principally to related parties)	326,940	248,582
Due to related parties	840,136	920,083
Note payable, current portion	-	-
Operating lease liability, current portion	519,229	508,305
Total current liabilities	2,948,411	3,027,566

Debentures, related parties	1,205,433	1,201,591
Operating lease liability, net of current portion	2,376,722	2,500,004
TOTAL LIABILITIES	6,530,566	6,729,161

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2019 and August 31, 2019
Common stock; $0.001 par value; 499,000,000 shares authorized; 224,045,876 and 223,691,507 shares issued and outstanding at November 30, 2019 and August 31, 2019	224,046	223,691
Additional paid-in capital	35,926,247	35,813,203
Other comprehensive income	1,144,119	1,138,919
Accumulated deficit	(11,680,093)	(11,591,973)
Total Novo Integrated Sciences, Inc. stockholders’ equity	25,614,319	25,583,840
Noncontrolling interest	(40,594)	(39,632)
Total stockholders’ equity	25,573,725	25,544,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,104,291	$32,273,369

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2019 and 2018 (unaudited)

	Three Months Ended
	November 30, 2019	November 30, 2018
	(unaudited)	(unaudited)

Revenues	$2,548,610	$2,311,622

Cost of revenues	1,632,941	1,428,083

Gross profit	915,669	883,539

Operating expenses:
Selling expenses	1,222	25,223
General and administrative expenses	991,272	1,073,668
Total operating expenses	992,494	1,098,891

Loss from operations	(76,825)	(215,352)

Non operating income (expense)
Interest income	28,195	5,089
Interest expense	(40,329)	(46,321)
Total other income (expense)	(12,134)	(41,232)

Loss before income taxes	(88,959)	(256,584)

Income tax expense	-	-

Net loss	$(88,959)	$(256,584)

Net loss attributed to noncontrolling interest	(839)	(5,168)

Net loss attributed to Novo Integrated Sciences, Inc.	$(88,120)	$(251,416)

Comprehensive loss:
Net loss	(88,959)	(256,584)
Foreign currency translation gain (loss)	5,200	(1,785)
Comprehensive loss:	$(83,759)	$(258,369)

Weighted average common shares outstanding - basic and diluted	223,873,170	207,943,636

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2019 and 2018 (unaudited)

			Additional	Other		Total Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2019	223,691,507	$223,691	$35,813,203	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	354,369	355	113,044	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	5,200		5,200	(123)	5,077
Net loss	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	224,045,876	$224,046	$35,926,247	$1,144,119	$(11,680,093)	$25,614,319	$(40,594)	$25,573,725

Balance, August 31, 2018	207,881,743	$207,882	$10,053,683	$1,139,815	$(11,199,989)	$201,391	$(28,621)	$172,770

Common stock issued for cash	563,222	563	531,366	-	-	531,929	-	531,929
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(1,785)		(1,785)	530	(1,255)
Net loss	-	-	-	-	(251,416)	(251,416)	(5,168)	(256,584)

Balance, November 30, 2018	208,444,965	$208,445	$10,655,895	$1,138,030	$(11,451,405)	$550,965	$(33,259)	$517,706

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2019 and 2018 (unaudited)

	Three Months Ended
	November 30, 2019	November 30, 2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,959)	$(256,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,918	22,601
Fair value of vested stock options	-	70,846
Operating lease expense	125,561	-
Changes in operating assets and liabilities:
Accounts receivable	(165,451)	(90,148)
Prepaid expenses and other current assets	(51,300)	10,350
Accounts payable	(71,066)	81,218
Accrued expenses	(21,959)	(15,453)
Accrued interest	77,903	14,213
Operating lease liability	(122,510)	-
Net cash used in operating activities	(297,863)	(162,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(74,408)
Payment for acquisition deposit	(264,185)	-
Return of acquisition deposit	378,200	-
Net cash provided by (used in) investing activities	114,015	(74,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(83,252)	(34,554)
Proceeds from the sale of common stock	113,399	531,929
Net cash provided by financing activities	30,147	497,375

Effect of exchange rate changes on cash and cash equivalents	1,737	(6,577)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(151,964)	253,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,083,666	675,705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,931,702	$929,138

CASH PAID FOR:
Interest	$25,608	$34,780
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2019 and 2018 (unaudited)

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

The Company delivers multi-disciplinary primary healthcare to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 99 affiliate clinics and 222 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practice primary care medicine, and our services do not require a medical or nursing license.

Since inception and through May 9, 2017, our activities and business operations were limited to raising capital, organizational matters and the implementation of our business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited, Inc. (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance, by Novo Integrated, to the NHL Shareholders of shares of Novo Integrated common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the three months ended November 30, 2019 are not necessarily indicative of the results for the year ending August 31, 2020.

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

	November 30, 2019	November 30, 2018	August 31, 2019

Period end: CAD to USD exchange rate	$0.7531	$0.7761	$0.7647
Average period: CAD to USD exchange rate	$0.7564	$0.7973

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2019 and August 31, 2019, the allowance for uncollectible accounts receivable was $482,405 and $471,566, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2019 and August 31, 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights and a software license which will be amortized over 50 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company performs a test for impairment annually. The land use rights and the software license intangible assets were acquired in January and February 2019, respectively. Based on its reviews at August 31, 2019, the Company believes there was no impairment of its intangible assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. At November 30, 2019, the Company recorded goodwill of $188,275, $218,399 and $188,275, respectively, related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018 and Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Total
Balance, August 31, 2019	$187,675	$217,703	$217,703	$623,081
Foreign currency translation adjustment	600	696	696	1,992
Balance, November 30, 2019	$188,275	$218,399	$218,399	$625,073

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $606,614 and $716,688 at November 30, 2019 and August 31, 2019, respectively.

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

As of November 30, 2019 and August 31, 2019, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Revenue from providing healthcare and healthcare related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	Allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 options/warrants outstanding as of November 30, 2019. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,144,119 and $1,138,919 at November 30, 2019 and August 31, 2019, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as ASC 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on March 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on March 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $2,360,787. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At November 30, 2019 and August 31, 2019, the amount due to related parties was $840,136 and $920,083, respectively.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
Trade receivables	$1,787,472	$1,631,036
Amounts earned but not billed	327,870	304,059
	2,115,342	1,935,095
Allowance for doubtful accounts	(482,405)	(471,566)
Accounts receivable, net	$1,632,937	$1,463,529

Note 5 – Other Receivables

Other receivables at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default)	$282,413	$281,513
Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	30,124	30,028
Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2020	75,310	75,070
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2020	225,924	225,924
Advance to corporation; accrues interest at 10% per annum; unsecured; due December 31, 2020	753,100	750,700
Total other receivables	1,366,871	1,363,235
Current portion	(301,234)	(300,994)
Long-term portion	$1,065,637	$1,062,241

Note 6 – Property and Equipment

Property and equipment at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
Leasehold Improvements	$454,681	$453,233
Clinical equipment	286,220	285,307
Computer equipment	23,207	23,133
Office equipment	28,684	28,593
Furniture and fixtures	39,019	38,895
	831,811	829,161
Accumulated depreciation	(440,143)	(418,973)
Total	$391,668	$410,188

Depreciation expense for the three months ended November 30, 2019 and 2018 was $19,918 and $22,601, respectively.

Note 7 – Intangible Assets

Intangible assets at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
Land use rights	$21,600,000	$21,600,000
Software license	758,567	758,567
	22,358,567	22,358,567
Accumulated amortization	-	-
Total	$22,358,567	$22,358,567

There was no amortization expense during the three months ended November 30, 2019 and 2018 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at November 30, 2019 and August 31, 2019 consisted of the following:

	November 30,	August 31,
	2019	2019
Accrued liabilities	$26,103	$59,661
Accrued payroll	116,517	115,912
Other	41,619	30,211
	$184,239	$205,784

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At November 30, 2019, the amount of debentures outstanding was $1,205,433.

Note 10 – Leases

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of November 30, 2019:

	Classification on Balance Sheet	November 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$2,888,608
Total lease assets		$2,888,608

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$519,229
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,376,722
Total lease liability		$2,895,951

Lease obligations at November 30, 2019 consisted of the following:

Years ending November 30,
2020	$727,376
2021	697,267
2022	542,181
2023	448,755
2024	302,152
2025	291,941
Thereafter	720,260
Total payments	3,729,932
Amount representing interest	(833,981)
Lease obligation, net	2,895,951
Less lease obligation, current portion	(519,229)
Lease obligation, long-term portion	$2,376,722

The lease expense for the three months ended November 30, 2019 was $185,371, which consisted of amortization expense of $125,561 and interest expense of $59,810. The cash paid under operating leases during the three months ended November 30, 2019 was $182,321. At November 30, 2019, the weighted average remaining lease terms were 6.6 years and the weighted average discount rate was 8%.

Note 11 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2019 and August 31, 2019 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At November 30, 2019 and August 31, 2019 there were 224,045,876 and 223,691,507 common shares issued and outstanding, respectively.

During the period ended November 30, 2019, the Company issued 354,369 shares of common stock for cash proceeds of $113,399.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of November 30, 2019, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at November 30, 2019 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2019	10,095,000	0.30	3.58	$1,141,500
Granted	-
Forfeited	-
Exercised	-
Outstanding, November 30, 2019	10,095,000	0.30	3.33	$2,756,700
Exercisable, November 30, 2019	10,095,000	$0.30	3.33	$2,756,700

The exercise price for options/warrants outstanding at November 30, 2019:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
10,095,000

For options granted during the fiscal year ended August 31, 2019 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.94 and the weighted-average exercise price of such options/warrants was $0.95. No options were granted during the fiscal year ending August 31, 2019 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $0 and $70,846 during the three months ended November 30, 2019 and 2018, respectively. At November 30, 2019, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the current fiscal year ending August 31, 2019 using the Black-Scholes option-pricing model for options granted, through November 30, 2019, are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

Note 12 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position as of November 30, 2019, results of operations, cash flows or liquidity of the Company.

Note 13 – Subsequent Events

Intellectual Property Asset Purchase Agreement

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 8,000,000 shares of restricted common stock of the Company. The Acquisition closed on December 17, 2019.

Joint Venture Agreement

On December 19, 2019, the Company entered into that certain Joint Venture Agreement (the “JV Agreement”) between the Company and Harvest Gold Farms Inc. (“HGF”) relating to the development, management and arrangement of medicinal farming projects involving hemp and cannabis cash crops (the “Project”). Pursuant to the terms of the JV Agreement, the parties agreed to work in a joint venture relationship, with the Company providing the development and operation of the Project, including sales, and HGF providing the land, farming expertise, biomass and necessary approvals for the development of the Project.

The initial term of the JV Agreement will, unless sooner terminated by consent of all parties, expire in five years from the effective date of the JV Agreement. The Company and HGF may renew the JV Agreement within two years of the expiration of the initial term upon mutual understanding.

Each of the parties agreed to contribute to the start-up of the joint venture (the “JV”) as follows:

●	The Company:

○	Complete and finalize a business plan and layout plans, a detailed procurement project binder and an implementation and roll-out plan.
○	Make arrangements for construction and financing options of any facilities required for the profitable farming of medicinal crops or related facilities.
○	Direct project finance model and selection of engineering, procurement, construction contracts and management service providers.
○	Arrange for product purchase contracts.

●	HGF:

○	Provide the land and approvals for greenhouse (if necessary), open field farming and other facilities as required.
○	Arrange for all required titled land for greenhouses and outdoor agriculture platforms.
○	Arrange for all building permits, environmental approvals and HGF internal approvals including confirmation of tax-free JV status for the duration of the proposal (if possible).
○	Provide elite farming expertise for the purposes of maximizing potential profits, inclusive of harvesting techniques and process flow and engineering.

Pursuant to the terms of the JV Agreement, the Company agreed to maintain all financial records (in U.S. GAAP) of the JV, to provide quarterly and annual reporting to all JV stakeholders, and to assign and direct operational staff from onset to agreement termination. The Company agreed to pay HGF 30% of net JV income on an annual basis commencing 12 months after the first full 12-month revenue period, and to purchase product from the JV at a price of cost plus 5%.

In addition, the Company agreed to issue 2,000,000 shares of Company common stock upon achievement of $25,000,000 of net profit by the JV each fiscal year. Such common stock will be delivered to HGF via Novo Healthnet Limited exchangeable preferred shares. Any Company common stock issued to HGF will be subject to pro-rata adjustment in the event that the Company approves, prior to the issuance date, any forward stock split, reverse stock split or other capitalization restructure.

HGF agreed, among other things, to grow medicinal agriculture crop at the highest standard, subject to independent third party biomass testing, in the most profitable manner while maintaining the standards of excellence required to maintain elite status, and to provide a minimum of 7,000 acres for the Primary Project. All staffing, including but not limited to, management, specialized or general labor requirements for farming will be the sole responsibility of HGF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the Part I, Item 1A, “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multidisciplinary primary health care services and products to over 400,000 patients annually through our 16 corporate-owned clinics and a contracted network of 99 affiliate clinics and 222 eldercare centric homes located across Canada. Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.

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

Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

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

Pursuant to the terms of the U.S. License Agreement, six separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business (the “U.S. Development Schedule”). As of January 13, 2020, Novomerica and LA Fitness U.S. are negotiating an amendment to the U.S. License Agreement that would have the effect, among other things, of adjusting the U.S. Development Schedule.

With respect to each license granted under the U.S. License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, Novomerica shall pay to LA Fitness U.S. a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the U.S. License Agreement, the term of the U.S. License Agreement shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the U.S. License Agreement) of the last remaining license granted under the U.S. License Agreement.

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

Canada LA Fitness License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement (“Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). Pursuant to the terms of the Canada License Agreement, the parties agreed that from time to time as set forth in the Canada License Agreement or as the parties otherwise agree, NHL may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness Canada, and LA Fitness Canada may desire to grant to such sublicensees the right to do the same. Upon execution of applicable documentation as may be required by the Canada License Agreement, the sublicensee (which may be NHL, if NHL desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the Canada License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing the Services, with the applicable LA Fitness Canada facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

Pursuant to the terms of the Canada License Agreement, 18 separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by December 31, 2019, and (b) beginning in January 2020, at least two of such additional facilities per calendar month until all such facilities are opened for business. (the “Canada Development Schedule”). As of January 13, 2020, NHL and LA Fitness Canada are negotiating an amendment to the Canada License Agreement that would have the effect, among other things, of adjusting the Canada Development Schedule.

With respect to each license granted under the Canada License Agreement, for the period beginning as of the commencement date of each such license and continuing until the expiration or earlier termination of such license, NHL shall pay to LA Fitness Canada a monthly payment in an agreed upon amount.

Unless sooner terminated as provided in the Canada License Agreement, the term of the Canada License Agreement shall expire simultaneously with the expiration of earlier termination of the License Term (as such term is defined in the Canada License Agreement) of the last remaining license granted under the Canada License Agreement.

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

Intellectual Property Asset Purchase Agreement

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 8,000,000 shares of restricted common stock of the Company. The Acquisition closed on December 17, 2019.

Joint Venture Agreement

On December 19, 2019, the Company entered into that certain Joint Venture Agreement (the “JV Agreement”) between the Company and Harvest Gold Farms Inc. (“HGF”) relating to the development, management and arrangement of medicinal farming projects involving hemp and cannabis cash crops (the “Project”). Pursuant to the terms of the JV Agreement, the parties agreed to work in a joint venture relationship, with the Company providing the development and operation of the Project, including sales, and HGF providing the land, farming expertise, biomass and necessary approvals for the development of the Project.

The initial term of the JV Agreement will, unless sooner terminated by consent of all parties, expire in five years from the effective date of the JV Agreement. The Company and HGF may renew the JV Agreement within two years of the expiration of the initial term upon mutual understanding.

Each of the parties agreed to contribute to the start-up of the joint venture (the “JV”) as follows:

●	The Company:

○	Complete and finalize a business plan and layout plans, a detailed procurement project binder and an implementation and roll-out plan.
○	Make arrangements for construction and financing options of any facilities required for the profitable farming of medicinal crops or related facilities.
○	Direct project finance model and selection of engineering, procurement, construction contracts and management service providers.
○	Arrange for product purchase contracts.

●	HGF:

○	Provide the land and approvals for greenhouse (if necessary), open field farming and other facilities as required.
○	Arrange for all required titled land for greenhouses and outdoor agriculture platforms.
○	Arrange for all building permits, environmental approvals and HGF internal approvals including confirmation of tax-free JV status for the duration of the proposal (if possible).
○	Provide elite farming expertise for the purposes of maximizing potential profits, inclusive of harvesting techniques and process flow and engineering.

Pursuant to the terms of the JV Agreement, the Company agreed to maintain all financial records (in U.S. GAAP) of the JV, to provide quarterly and annual reporting to all JV stakeholders, and to assign and direct operational staff from onset to agreement termination. The Company agreed to pay HGF 30% of net JV income on an annual basis commencing 12 months after the first full 12-month revenue period, and to purchase product from the JV at a price of cost plus 5%.

In addition, the Company agreed to issue 2,000,000 shares of Company common stock upon achievement of $25,000,000 of net profit by the JV each fiscal year. Such common stock will be delivered to HGF via NHL exchangeable preferred shares. Any Company common stock issued to HGF will be subject to pro-rata adjustment in the event that the Company approves, prior to the issuance date, any forward stock split, reverse stock split or other capitalization restructure.

HGF agreed, among other things, to grow medicinal agriculture crop at the highest standard, subject to independent third party biomass testing, in the most profitable manner while maintaining the standards of excellence required to maintain elite status, and to provide a minimum of 7,000 acres for the Primary Project. All staffing, including but not limited to, management, specialized or general labor requirements for farming will be the sole responsibility of HGF.

For the three months ended November 30, 2019 compared to the three months ended November 30, 2018

Revenues for the three months ended November 30, 2019 were $2,548,610, representing an increase of $236,988, or 10.3%, from $2,311,622 for the same period in 2018. The increase in revenue is principally due to providing additional eldercare services and to the acquisition of Action Plus Physiotherapy Rockland in July 2019.

Cost of revenues for the three months ended November 30, 2019 were $1,632,941, representing an increase of $204,858 or 14.3%, from $1,428,083 for the same period in 2018. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 64.1% for the three months ended November 30, 2019 and 61.8% for same period in 2018. The increase in cost of revenues as a percentage of revenue is principally due to higher costs.

Operating costs for the three months ended November 30, 2019 were $992,494, representing a decrease of $106,397, or 9.7%, from $1,098,891 for the same period in 2018. The decrease in operating costs is primarily attributed to a reduction in stock-based compensation and selling expenses.

Interest expense for the three months ended November 30, 2019 was $40,329, representing a decrease of $5,992, or 12.9%, from $46,321 for the same period in 2018. The decrease is due to less debt outstanding.

Net loss for the three months ended November 30, 2019 was $88,959, representing a decrease of $167,625, or 65.3%, from $256,584 for the same period in 2018. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended November 30, 2019, the Company had a net loss of $88,959.

During the three months ended November 30, 2019, the Company used cash in operating activities of $297,863 compared to $162,957 for the same period in 2018. The principal reason for the increase is an increase in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable.

During the three months ended November 30, 2019, the Company generated cash from investing activities of $114,015 compared to cash used in investing activities of $74,408 for the same period in 2018. The principal reason for the change is the return of an acquisition deposit and a decrease in the purchase of furniture and equipment offset by the payment of an acquisition deposit.

During the three months ended November 30, 2019, the Company generated cash of $30,147 from financing activities compared to $497,375 for the same period in 2018. The principal reason for the change is the sale of shares of common stock for $113,399 during the three months ended November 30, 2019, compared to $531,929 for the same period in 2018 and an increase in repayments to related parties for the three months ended November 30, 2019.

On October 12, 2019, the Company sold 235,400 restricted shares of common stock to an accredited investor residing outside the United States for a purchase price of $75,328, resulting in an effective price per share of $0.32. The shares were issued on October 15, 2019.

On October 19, 2019, the Company sold 118,969 restricted shares of common stock to an accredited investor residing outside the United States for a purchase price of $38,071, resulting in an effective price per share of $0.32. The shares were issued on October 22, 2019.

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

Revenue from providing healthcare and healthcare related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2019. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2019, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2019, the Company sold 235,400 restricted shares of common stock to an accredited investor for a purchase price of $75,328. The shares were issued on October 15, 2019.

On October 19, 2019, the Company sold 118,969 restricted shares of common stock to an accredited investor for a purchase price of $38,071. The shares were issued on October 22, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: January 13, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

