Form 10-Q
period 2020-02-29
Novo Integrated Sciences, Inc.
filed 2020-04-20
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

There were 233,011,454 shares of the Registrant’s $0.001 par value common stock outstanding as of April 18, 2020.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2020 (unaudited) and August 31, 2019

	February 29,	August 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,209,339	$2,083,666
Accounts receivable, net	1,472,349	1,463,529
Other receivables, current portion	1,075,908	300,994
Prepaid expenses and other current assets	356,238	250,398
Total current assets	4,113,834	4,098,587

Property and equipment, net	368,261	410,188
Intangible assets	27,606,567	22,358,567
Right-of-use assets	3,015,589	3,004,017
Other receivables, net of current portion	279,600	1,062,241
Acquisition deposits	636,985	716,688
Goodwill	618,848	623,081
TOTAL ASSETS	$36,639,684	$32,273,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$803,799	$1,144,812
Accrued expenses	200,031	205,784
Accrued interest (principally to related parties)	338,214	248,582
Due to related parties	775,708	920,083
Operating lease liability, current portion	544,476	508,305
Total current liabilities	2,662,228	3,027,566

Debentures, related parties	1,193,428	1,201,591
Operating lease liability, net of current portion	2,483,980	2,500,004
TOTAL LIABILITIES	6,339,636	6,729,161

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 29, 2020 and August 31, 2019
Common stock; $0.001 par value; 499,000,000 shares authorized; 232,045,876 and 223,691,507 shares issued and outstanding at February 29, 2020 and August 31, 2019	232,046	223,691
Additional paid-in capital	41,166,247	35,813,203
Other comprehensive income	1,127,845	1,138,919
Accumulated deficit	(12,184,577)	(11,591,973)
Total Novo Integrated Sciences, Inc. stockholders’ equity	30,341,561	25,583,840
Noncontrolling interest	(41,513)	(39,632)
Total stockholders’ equity	30,300,048	25,544,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,639,684	$32,273,369

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 29, 2020 and February 28, 2019 (unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,428,864	$2,200,410	$4,977,474	$4,512,032

Cost of revenues	1,585,860	1,320,740	3,218,801	2,748,823

Gross profit	843,004	879,670	1,758,673	1,763,209

Operating expenses:
Selling expenses	884	4,016	2,106	29,239
General and administrative expenses	992,888	954,341	1,984,160	2,028,009
Total operating expenses	993,772	958,357	1,986,266	2,057,248

Loss from operations	(150,768)	(78,687)	(227,593)	(294,039)

Non operating income (expense)
Interest income	27,177	4,294	55,372	9,383
Interest expense	(37,717)	(48,587)	(78,046)	(94,908)
Write off of acquisition deposit	(344,521)	-	(344,521)	-
Total other income (expense)	(355,061)	(44,293)	(367,195)	(85,525)

Loss before income taxes	(505,829)	(122,980)	(594,788)	(379,564)

Income tax expense	-	-	-	-

Net loss	$(505,829)	$(122,980)	$(594,788)	$(379,564)

Net loss attributed to noncontrolling interest	(1,345)	(3,479)	(2,184)	(8,647)

Net loss attributed to Novo Integrated Sciences, Inc.	$(504,484)	$(119,501)	$(592,604)	$(370,917)

Comprehensive loss:
Net loss	(505,829)	(122,980)	(594,788)	(379,564)
Foreign currency translation gain (loss)	(16,274)	27,765	(11,074)	25,980
Comprehensive loss:	$(522,103)	$(95,215)	$(605,862)	$(353,584)

Weighted average common shares outstanding - basic and diluted	230,551,371	214,281,342	227,212,270	211,094,982

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended February 29, 2020 and February 28, 2019 (unaudited)

						Total
			Additional	Other		Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2019	223,691,507	$223,691	$35,813,203	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	354,369	355	113,044	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	5,200		5,200	(123)	5,077
Net loss	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	224,045,876	224,046	35,926,247	1,144,119	(11,680,093)	25,614,319	(40,594)	25,573,725

Common stock issued for licensing agreement	8,000,000	8,000	5,240,000	-	-	5,248,000	-	5,248,000
Foreign currency translation loss	-	-	-	(16,274)		(16,274)	426	(15,848)
Net loss	-	-	-	-	(504,484)	(504,484)	(1,345)	(505,829)

Balance, February 29, 2020	232,045,876	$232,046	$41,166,247	$1,127,845	$(12,184,577)	$30,341,561	$(41,513)	$30,300,048

Balance, August 31, 2018	207,881,743	$207,882	$10,053,683	$1,139,815	$(11,199,989)	$201,391	$(28,621)	$172,770

Common stock issued for cash	563,222	563	531,366	-	-	531,929	-	531,929
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(1,785)		(1,785)	530	(1,255)
Net loss	-	-	-	-	(251,416)	(251,416)	(5,168)	(256,584)

Balance, November 30, 2018	208,444,965	208,445	10,655,895	1,138,030	(11,451,405)	550,965	(33,259)	517,706

Common stock issued for cash	2,144,891	2,145	2,045,849	-	-	2,047,994	-	2,047,994
Common stock issued for interest in joint venture	12,000,000	12,000	21,588,000	-	-	21,600,000	-	21,600,000
Common stock issued for software license	458,349	458	758,109	-	-	758,567	-	758,567
Foreign currency translation loss	-	-	-	27,765		27,765	(360)	27,405
Net loss	-	-	-	-	(119,501)	(119,501)	(3,479)	(122,980)

Balance, February 28, 2019	223,048,205	$223,048	$35,047,853	$1,165,795	$(11,570,906)	$24,865,790	$(37,098)	$24,828,692

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 29, 2020 and February 28, 2019 (unaudited)

	Six Months Ended
	February 29,	February 28,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,788)	$(379,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,968	46,474
Fair value of vested stock options	-	70,846
Operating lease expense	262,301	-
Write off of acquisition deposit	344,521	-
Changes in operating assets and liabilities:
Accounts receivable	(19,067)	(50,152)
Prepaid expenses and other current assets	(108,869)	(2,541)
Accounts payable	(339,524)	(44,730)
Accrued expenses	(4,006)	(126,470)
Accrued interest	92,802	26,597
Operating lease liability	(253,557)	-
Net cash used in operating activities	(579,219)	(459,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,192)	(75,947)
Payment for acquisition deposit	(636,985)	-
Amounts loaned for other receivables	-	(225,924)
Return of acquisition deposit	372,800	-
Net cash used in investing activities	(265,377)	(301,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(140,366)	(142,376)
Proceeds from the sale of common stock	113,399	2,579,923
Net cash provided by (used in) financing activities	(26,967)	2,437,547

Effect of exchange rate changes on cash and cash equivalents	(2,764)	22,095

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(874,327)	1,698,231

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,083,666	675,705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,209,339	$2,373,936

CASH PAID FOR:
Interest	$52,051	$69,289
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$5,248,000	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 29, 2020 and February 28, 2019 (unaudited)

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

The Company delivers multi-disciplinary primary healthcare through our 16 corporate-owned clinics and a contracted network of 103 affiliate clinics and 226 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practice primary care medicine, and our services do not require a medical or nursing license.

Since inception and through May 9, 2017, our activities and business operations were limited to raising capital, organizational matters and the implementation of our business plan related to research, development, testing and commercialization of various alternative energy technologies.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire from the NHL Shareholders all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance, by Novo Integrated, to the NHL Shareholders of shares of Novo Integrated common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the six months ended February 29, 2020 are not necessarily indicative of the results for the year ending August 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, that we filed on November 20, 2019. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	February 29, 2020	February 28, 2019	August 31, 2019

Period end: CAD to USD exchange rate	$0.7456	$0.7596	$0.7507
Average period: CAD to USD exchange rate	$0.7577	$0.7578

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NHL, Novo Healthnet Rehab Limited, Novo Assessments Inc., an 80% interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% interest in Novo Earth Therapeutics Inc. (currently inactive), a joint venture with Harvest Gold Farms Inc. All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario or New Brunswick, Canada. All intercompany transactions have been eliminated.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 29, 2020, and August 31, 2019, the allowance for uncollectible accounts receivable was $489,195 and $471,566, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 29, 2020 and August 31, 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50, 7 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company performs a test for impairment annually. The land use rights, the software license and intellectual property intangible assets were acquired in January 2019, February 2019 and December 2019, respectively. Based on its reviews at August 31, 2019, the Company believes there was no impairment of its intangible assets.

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The Company determines the lease term by agreement with lessor. As majority of the Company’s leases does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. At February 29, 2020, the Company recorded goodwill of $186,400, $216,224 and $216,224, respectively, related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018 and Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019.

Summary of changes in goodwill by acquired businesses is as follows:

	Apka	EFL	Rockland	Total
Balance, August 31, 2019	$187,675	$217,703	$217,703	$623,081
Foreign currency translation adjustment	(1,275)	(1,479)	(1,479)	(4,233)
Balance, February 29, 2020	$186,400	$216,224	$216,224	$618,848

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $636,985 and $716,688 at February 29, 2020 and August 31, 2019, respectively. During the six months ended February 29, 2020, the Company wrote off an acquisition deposit of $344,521 which is considered impaired since the acquiree has been dissolved and is no longer in business.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, notes receivables, accounts payable, accrued expenses and due to related parties, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of February 29, 2020, and August 31, 2019, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Fair Value Measurement on a Non-Recurring Basis

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and intangible assets.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying condensed consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 options/warrants outstanding as of February 29, 2020. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,127,845 and $1,138,919 at February 29, 2020 and August 31, 2019, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as ASC 842 - Leases (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASC 840 Leases and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted ASC 842 on March 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods. As of the date of implementation on March 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s condensed consolidated balance sheets of $2,360,787. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

In June 2018, the Financial Accounting Standards Board (the “FASB”), issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this pronouncement and such adoption did not have a significant impact on the unaudited condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At February 29, 2020 and August 31, 2019, the amount due to related parties was $775,708 and $920,083, respectively.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
Trade receivables	$1,647,750	$1,631,036
Amounts earned but not billed	313,794	304,059
	1,961,544	1,935,095
Allowance for doubtful accounts	(489,195)	(471,566)
Accounts receivable, net	$1,472,349	$1,463,529

Note 5 – Other Receivables

Other receivables at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default)	$279,600	$281,513

Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	29,824	30,028

Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2020	74,560	75,070

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2021	225,924	225,924

Advance to corporation; accrues interest at 10% per annum; secured by property and other assets; due December 31, 2020	745,600	750,700

Total other receivables	1,355,508	1,363,235
Current portion	(1,075,908)	(300,994)
Long-term portion	$279,600	$1,062,241

Note 6 – Property and Equipment

Property and equipment at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
Leasehold Improvements	$450,152	$453,233
Clinical equipment	284,543	285,307
Computer equipment	22,976	23,133
Office equipment	28,399	28,593
Furniture and fixtures	38,631	38,895
	824,701	829,161
Accumulated depreciation	(456,440)	(418,973)
Total	$368,261	$410,188

Depreciation expense for the six months ended February 29, 2020 and February 28, 2019 was $40,968 and $46,474, respectively.

Note 7 – Intangible Assets

Intangible assets at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
Land use rights	$21,600,000	$21,600,000
Software license	758,567	758,567
Intellectual property	5,248,000	-
	27,606,567	22,358,567
Accumulated amortization	-	-
Total	$27,606,567	$22,358,567

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 8,000,000 shares of restricted common stock of the Company valued at $5,248,000.

There was no amortization expense during the six months ended February 29, 2020 and February 28, 2019 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at February 29, 2020 and August 31, 2019 consisted of the following:

	February 29,	August 31,
	2020	2019
Accrued liabilities	$43,901	$59,661
Accrued payroll	118,018	115,912
Other	38,112	30,211
	$200,031	$205,784

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At February 29, 2020, the amount of debentures outstanding was $1,193,428.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of February 29, 2020:

	Classification on Balance Sheet	February 29, 2020
Assets
Operating lease assets	Operating lease right of use assets	$3,015,589
Total lease assets		$3,015,589

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$544,476
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,483,980
Total lease liability		$3,028,456

Lease obligations at February 29, 2020 consisted of the following:

Twelve Months Ending February 28,
2020	$790,892
2021	715,733
2022	611,189
2023	461,718
2024	347,032
2025	289,244
Thereafter	640,776
Total payments	3,856,584
Amount representing interest	(828,128)
Lease obligation, net	3,028,456
Less lease obligation, current portion	(544,476)
Lease obligation, long-term portion	$2,483,980

The lease expense for the six months ended February 29, 2020 was $382,909. The cash paid under operating leases during the six months ended February 29, 2020 was $374,180. At February 29, 2020, the weighted average remaining lease terms were 6.31 years and the weighted average discount rate was 8%.

Note 11 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 29, 2020 and August 31, 2019 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At February 29, 2020 and August 31, 2019 there were 232,045,876 and 223,691,507 common shares issued and outstanding, respectively.

During the six months ended February 29, 2020, the Company issued:

●	354,369 restricted shares of common stock for cash proceeds of $113,399

●	8,000,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $0.656 on the execution date of the Agreement.

During the six months ended February 28, 2019, the Company issued:

●	2,708,113 restricted shares of common stock for cash proceeds of $2,579,923

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of February 29, 2020, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at February 29, 2020 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2019	10,095,000	0.30	3.58	$1,141,500
Granted	-
Forfeited	-
Exercised	-
Outstanding, February 29, 2020	10,095,000	0.30	3.08	$977,750
Exercisable, February 29, 2020	10,095,000	$0.30	3.08	$977,750

The exercise price for options/warrants outstanding at February 29, 2020:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
5,500,000	$0.16
1,000,000	0.32
50,000	0.33
120,000	0.40
2,000,000	0.42
100,000	0.50
1,000,000	0.62
250,000	0.80
75,000	0.95
10,095,000

For options granted during the fiscal year ended August 31, 2019 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.94 and the weighted-average exercise price of such options/warrants was $0.95. No options were granted during the fiscal year ended August 31, 2019 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $0 and $70,846 during the three months ended February 29, 2020 and 2019, respectively. At February 29, 2020, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the fiscal year ended August 31, 2019 using the Black-Scholes option-pricing model for options granted are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

Note 12 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of February 29, 2020, results of operations, cash flows or liquidity of the Company.

Note 13 – Subsequent Events

The Company's management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

First Amendment to Cloud DX Software License Agreement

On February 26, 2019, Novo Integrated Sciences, Inc. (the “Company”) and Novo Healthnet Limited (“NHL”) entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX Inc. (“Cloud DX”), pursuant to which Cloud DX agreed to sell, and NHL agreed to purchase, a fully paid up, perpetual license, with 5-year conditional exclusivity, for the Cloud DX Bundled Pulsewave PAD-1A USB Blood Pressure Device, up-to-date product releases and Licensed Software Products (the “Licensed Software”). Pursuant to the terms of the Cloud DX License, Cloud DX also agreed to sell, and NHL agreed to purchase, 4,000 fully functional Pulsewave PAD 1A USB blood pressure monitor devices bundled with the perpetual license discussed above (the “Bundled Devices”).

The Cloud DX License granted to NHL and its majority-owned subsidiaries, holding companies, divisions and affiliates, other than physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

●	Upon the closing, the Company issued 458,349 restricted shares of its common stock having a value (as calculated as set forth in the Cloud DX License) of CAD$1,000,000 (approximately $758,567 as of February 26, 2019), and

●	Cloud DX agreed to invoice CAD$250,000 (approximately $189,642 as of February 26, 2019) to NHL based on the following deliverables, and paid on the following schedule:

Cloud DX deliverable	Novo payment (terms: Net 15)
Heart Friendly Program launches in Clinic #1	CAD$50,000 (approximately $37,929 as of February 26, 2019)
Novo-branded Android app delivered as APK file	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Novo-branded Clinical portal website delivered	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Pulsewave PAD-1A devices – 1st delivery	CAD$20,000 (approximately $15,171 as of February 26, 2019)
Marketing services / materials delivered	CAD$25,000 (approximately $18,964 as of February 26, 2019)
Cloud DX hires dedicated Novo support FTE	CAD$85,000 (approximately $64,478 as of February 26, 2019)

On March 9, 2020, the Company and NHL entered into that certain First Amendment to Cloud DX Perpetual Software License Agreement (the “Cloud DX Amendment”) with Cloud DX, effective March 6, 2020, pursuant to which the parties thereto agreed that the CAD$250,000 (approximately $186,231 as of March 6, 2020) that was to be paid by NHL based on the above deliverables would be paid as a one-time payment of 465,578 restricted shares of Company common stock. In addition, pursuant to the terms of the Cloud DX Amendment, the parties agreed to settle a $200,000 fee owed by NHL to Cloud DX through payment of 500,000 restricted shares of Company common stock.

Except as set forth in the Cloud DX Amendment, the remaining terms and conditions of the Cloud DX License remain in full force and effect.

Change in Independent Registered Accounting Firm

On March 10, 2020, the Company’s Board of Directors terminated the engagement of NVS Professional Corporation (formerly NVS Chartered Accountants Professional Corporation) (“NVS”) as the Company’s independent registered accounting firm, and appointed SRCO Professional Corporation (“SRCO”) as the Company’s new independent registered accounting firm.

Filing of Preliminary Offering Statement on Form 1-A with the SEC

On April 2, 2020, the Company filed a preliminary offering statement on Form 1-A (the “Form 1-A”) with the SEC relating to the offering by the Company of up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000, in a “Tier 2 Offering” under Regulation A (the “Offering”). The Company expects that the fixed initial public offering price per share will be from $1.00 to $3.00 per share upon qualification of the Form 1-A by the SEC. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The Company expects to commence the sale of the shares as of the date on which the Form 1-A is declared qualified by the SEC. No sales will be made prior to the qualification of the Form 1-A by the SEC. There can be no assurance that the Form 1-A will be declared qualified by the SEC.

Impact of COVID-19

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multidisciplinary primary health care services and products through our 16 corporate-owned clinics and a contracted network of 103 affiliate clinics and 226 eldercare centric homes located across Canada. Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.

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

Recent Developments

Coronavirus (COVID-19)

In March 2020, the Company announced precautionary measures the Company is taking to protect the health and safety of its employees, partners and patients as well as the business impact related to the coronavirus (COVID-19) pandemic. Because COVID-19 infections have been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, NHL closed all corporate clinics, effective March 17, 2020. In addition, the Company is significantly reducing the engagement of its multi-disciplinary primary healthcare services and products with its client patients as provided through contracted services with eldercare centric facilities and our affiliate clinics.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

First Amendment to U.S. LA Fitness License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement (the “U.S. License Agreement”) with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”).

On February 4, 2020, Novomerica entered into the First Amendment to Master Facility License Agreement with Fitness International, LLC (the “U.S. License Amendment”).

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

The February 4, 2020 U.S. License Amendment had the effect, among other things, of (a) reducing the number of initial Ohio licenses to five, and (b) adjusting the U.S. Development Schedule such that Novomerica agreed to develop and open for business (1) at least two of such facilities by June 30, 2020, (2) at least two additional facilities by September 30, 2020, and (3) the final remaining facility by December 31, 2020.

Pursuant to the terms of the U.S. License Amendment, in the event that Novomerica fails to meet the U.S. Development Schedule, the initial licenses that Novomerica has developed and opened for business will remain unaffected; however, Novomerica will lose the right to develop the remaining licenses. Except as set forth in the U.S. License Amendment, all terms of the U.S. License Agreement remain in full force and effect.

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

First Amendment to Canada LA Fitness License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement (“Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”).

On February 4, 2020, NHL entered into the First Amendment to Master Facility License Agreement with LA Fitness Canada (the “Canada License Amendment”).

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

On February 4, 2020, the Canada License Amendment had the effect, among other things, of (a) reducing the number of initial Canadian licenses to 17, and (b) adjusting the Canada Development Schedule such that NHL agreed to develop and open for business (1) at least four of such facilities by March 31, 2020, (2) at least six additional facilities by June 30, 2020, (3) at least six additional facilities by September 30, 2020, and (4) the final remaining facility by December 31, 2020.

Pursuant to the terms of the Canada License Amendment, in the event that NHL fails to meet the Canada Development Schedule, the initial licenses that NHL has developed and opened for business will remain unaffected; however, NHL will lose the right to develop the remaining licenses. Except as set forth in the Canada License Amendment, all terms of the Canada License Agreement remain in full force and effect.

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

Pursuant to the terms of the APA, closing of the Acquisition was subject to certain customary closing conditions. The APA is not subject to a financing condition. The parties have made customary representations, warranties and covenants in the APA. The APA contains certain termination rights that may be exercised by the Company or the Seller, as applicable, including in the event that (i) both parties agree by mutual written consent to terminate the APA, or (ii) any order permanently restraining, enjoining or otherwise prohibiting the transactions contemplated under the APA having become final and non-appealable.

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

First Amendment to Cloud DX Software License Agreement

On February 26, 2019, Novo Integrated Sciences, Inc. (the “Company”) and Novo Healthnet Limited (“NHL”) entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX Inc. (“Cloud DX”), pursuant to which Cloud DX agreed to sell, and NHL agreed to purchase, a fully paid up, perpetual license, with 5-year conditional exclusivity, for the Cloud DX Bundled Pulsewave PAD-1A USB Blood Pressure Device, up-to-date product releases and Licensed Software Products (the “Licensed Software”). Pursuant to the terms of the Cloud DX License, Cloud DX also agreed to sell, and NHL agreed to purchase, 4,000 fully functional Pulsewave PAD 1A USB blood pressure monitor devices bundled with the perpetual license discussed above (the “Bundled Devices”).

The Cloud DX License granted to NHL and its majority-owned subsidiaries, holding companies, divisions and affiliates, other than physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

●	Upon the closing, the Company issued 458,349 restricted shares of its common stock having a value (as calculated as set forth in the Cloud DX License) of CAD$1,000,000 (approximately $758,567 as of February 26, 2019), and

●	Cloud DX agreed to invoice CAD$250,000 (approximately $189,642 as of February 26, 2019) to NHL based on the following deliverables, and paid on the following schedule:

Cloud DX deliverable	Novo payment (terms: Net 15)
Heart Friendly Program launches in Clinic #1	CAD$50,000 (approximately $37,929 as of February 26, 2019)
Novo-branded Android app delivered as APK file	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Novo-branded Clinical portal website delivered	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Pulsewave PAD-1A devices – 1st delivery	CAD$20,000 (approximately $15,171 as of February 26, 2019)
Marketing services / materials delivered	CAD$25,000 (approximately $18,964 as of February 26, 2019)
Cloud DX hires dedicated Novo support FTE	CAD$85,000 (approximately $64,478 as of February 26, 2019)

On March 9, 2020, the Company and NHL entered into that certain First Amendment to Cloud DX Perpetual Software License Agreement (the “Cloud DX Amendment”) with Cloud DX, effective March 6, 2020, pursuant to which the parties thereto agreed that the CAD$250,000 (approximately $186,231 as of March 6, 2020) that was to be paid by NHL based on the above deliverables would be paid as a one-time payment of 465,578 restricted shares of Company common stock. In addition, pursuant to the terms of the Cloud DX Amendment, the parties agreed to settle a $200,000 fee owed by NHL to Cloud DX through payment of 500,000 restricted shares of Company common stock.

Except as set forth in the Cloud DX Amendment, the remaining terms and conditions of the Cloud DX License remain in full force and effect.

Change in Independent Registered Accounting Firm

On March 10, 2020, the Company’s Board of Directors terminated the engagement of NVS Professional Corporation (formerly NVS Chartered Accountants Professional Corporation) (“NVS”) as the Company’s independent registered accounting firm, and appointed SRCO Professional Corporation (“SRCO”) as the Company’s new independent registered accounting firm.

Filing of Preliminary Offering Statement on Form 1-A with the SEC

On April 2, 2020, the Company filed a preliminary offering statement on Form 1-A (the “Form 1-A”) with the SEC relating to the offering by the Company of up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000, in a “Tier 2 Offering” under Regulation A (the “Offering”). The Company expects that the fixed initial public offering price per share will be from $1.00 to $3.00 per share upon qualification of the Form 1-A by the SEC. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The Company expects to commence the sale of the shares as of the date on which the Form 1-A is declared qualified by the SEC. No sales will be made prior to the qualification of the Form 1-A by the SEC. There can be no assurance that the Form 1-A will be declared qualified by the SEC.

For the three months ended February 29, 2020 compared to the three months ended February 28, 2019

Revenues for the three months ended February 29, 2020 were $2,428,864, representing an increase of $228,454, or 10.4%, from $2,220,410 for the same period in 2019. The increase in revenue is principally due to providing additional eldercare services and the acquisition of Action Plus Physiotherapy Rockland in July 2019.

Cost of revenues for the three months ended February 29, 2020 were $1,585,860, representing an increase of $265,120 or 20.1%, from $1,320,740 for the same period in 2019. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 65.3% for the three months ended February 29, 2020 and 60.0% for same period in 2019. The increase in cost of revenues as a percentage of revenue is principally due to higher costs.

Operating costs for the three months ended February 29, 2020 were $993,772, representing an increase of $35,415, or 3.7%, from $958,357 for the same period in 2019. The increase in operating costs is primarily attributed to additional operating cost associated with the acquisition of Action Plus Physiotherapy Rockland in July 2019.

Interest expense for the three months ended February 29, 2020 was $37,717, representing a decrease of $10,870, or 22.4%, from $48,587 for the same period in 2019. The decrease is due to less debt outstanding.

Write off of acquisition deposit for the three months ended February 29, 2020 was $344,521, representing an increase of $344,521, from $0 for the same period in 2019. The increase is due to the write off of an acquisition deposit for an acquisition which is considered impaired since the acquiree has been dissolved and is no longer in business.

Net loss for the three months ended February 29, 2020 was $505,829, representing an increase of $382,849, or 311.3%, from $122,980 for the same period in 2019. The decrease in net loss is due to the reasons described above.

For the six months ended February 29, 2020 compared to the six months ended February 28, 2019

Revenues for the six months ended February 29, 2020 were $4,977,474, representing an increase of $465,442, or 10.3%, from $4,512,032 for the same period in 2019. The increase in revenue is principally due to providing additional eldercare services and the acquisition of Action Plus Physiotherapy Rockland in July 2019.

Cost of revenues for the six months ended February 29, 2020 were $3,218,801, representing an increase of $469,978 or 17.1%, from $2,748,823 for the same period in 2019. The increase in cost of revenues is principally due the increase in revenue. Cost of revenues as a percentage of revenue was 64.7% for the six months ended February 29, 2020 and 60.9% for same period in 2019. The increase in cost of revenues as a percentage of revenue is principally due to higher costs.

Operating costs for the six months ended February 29, 2020 were $1,986,266, representing a decrease of $70,982, or 3.5%, from $2,057,248 for the same period in 2019. The decrease in operating costs is primarily attributed to a reduction in stock-based compensation and selling expenses, offset by an increase in operating costs due to additional cost associated with the acquisition of Action Plus Physiotherapy Rockland in July 2019.

Interest expense for the six months ended February 29, 2020 was $78,046, representing a decrease of $16,862, or 17.8%, from $94,908 for the same period in 2019. The decrease is due to less debt outstanding.

Write off of acquisition deposit for the six months ended February 29, 2020 was $344,521, representing an increase of $344,521, from $0 for the same period in 2019. The increase is due to the write off of an acquisition deposit which is considered impaired since the acquiree has been dissolved and is no longer in business.

Net loss for the six months ended February 29, 2020 was $594,788, representing a decrease of $215,224, or 56.7%, from $379,564 for the same period in 2019. The decrease in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended February 29, 2020, the Company had a net loss of $594,788.

During the six months ended February 29, 2020, the Company used cash in operating activities of $579,219 compared to $459,540 for the same period in 2019. The principal reason for the increase is the cash increase used for prepaid expenses and other current assets and for accounts payable offset by the decrease in net loss and by the cash effects of the change in accrued expenses.

During the six months ended February 29, 2020, the Company used cash in investing activities of $265,377 compared to $301,871 for the same period in 2019. The principal reason for the change is the payment for two new acquisition deposits partially offset by the return of a previous acquisition deposit in fiscal year 2020.

During the six months ended February 29, 2020, the Company used cash of $26,967 in financing activities compared to cash generated from financing activities of $2,437,547 for the same period in 2019. The principal reason for the change is the sale of shares of common stock for $113,399 during the six months ended February 29, 2020, compared to $2,579,923 for the same period in 2019.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2020. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 29, 2020, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 10-K.

The novel coronavirus (COVID-19) outbreak could have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the Company announced precautionary measures the Company is taking to protect the health and safety of its employees, partners and patients, as well as the business impact related to the COVID-19 pandemic. Because COVID-19 infections have been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, NHL closed all corporate clinics, effective March 17, 2020. In addition, the Company is significantly reducing the engagement of its multi-disciplinary primary healthcare services and products with its client patients as provided through contracted services with eldercare centric facilities and our affiliate clinics.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2019, the Company issued 8,000,000 restricted shares of common stock to 2731861 Ontario Corp., an Ontario province Canada corporation, pursuant to the terms of the Intellectual Property Asset Purchase Agreement. The shares had a value of $5,248,000.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1	Intellectual Property Asset Purchase Agreement dated December 17, 2019 by and between the registrant and 2731861 Ontario Corp. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2019).

10.1	Joint Venture Agreement dated December 19, 2019 between the registrant and Harvest Gold Farms Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2019).

10.2	First Amendment to Master Facility License Agreement dated February 4, 2020 by and between Novomerica Health Group Inc. and Fitness International, LLC. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.3	First Amendment to Master Facility License Agreement dated February 4, 2020 by and between Novo Healthnet Limited, Inc. and LAF Canada Company. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: April 20, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

