Form 10-Q/A
period 2020-02-29
Novo Integrated Sciences, Inc.
filed 2020-05-01
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Novo Integrated Sciences, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 7, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2020, as amended by this Form 10-Q/A (this “February 2020 Quarterly Report”), was delayed due to circumstances related to COVID-19 and its impact on the Company’s accounting operations. Because of government orders issued to combat the COVID-19 outbreak, the Company’s offices and systems have been subject to closure and, as a result, its staff must now work remotely. The significant amount of additional time and resources needed to initiate remote access prevented the Company from completing the tasks necessary to file the February 2020 Quarterly Report by its April 14, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this February 2020 Quarterly Report.

2

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1	Intellectual Property Asset Purchase Agreement dated December 17, 2019 by and between the registrant and 2731861 Ontario Corp. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2019).

10.1	Joint Venture Agreement dated December 19, 2019 between the registrant and Harvest Gold Farms Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2019).

10.2	First Amendment to Master Facility License Agreement dated February 4, 2020 by and between Novomerica Health Group Inc. and Fitness International, LLC. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.3	First Amendment to Master Facility License Agreement dated February 4, 2020 by and between Novo Healthnet Limited, Inc. and LAF Canada Company. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Labels Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed with the Company’s Quarterly Report on Form 10-Q, originally filed with the SEC on April 20, 2020.

3

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: May 1, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

4