Form 10-Q
period 2020-05-31
Novo Integrated Sciences, Inc.
filed 2020-07-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

There were 233,011,454 shares of the Registrant’s $0.001 par value common stock outstanding as of July 10, 2020.

Novo Integrated Sciences, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2020 (unaudited) and August 31, 2019

	May 31, 2020	August 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,394,366	$2,083,666
Accounts receivable, net	1,117,072	1,463,529
Other receivables, current portion	1,053,906	300,994
Prepaid expenses and other current assets	364,154	250,398
Total current assets	3,929,498	4,098,587

Property and equipment, net	347,243	410,188
Intangible assets	27,992,798	22,358,567
Right-of-use assets	2,800,130	3,004,017
Other receivables, net of current portion	272,363	1,062,241
Acquisition deposits	627,335	716,688
Goodwill	602,829	623,081
TOTAL ASSETS	$36,572,196	$32,273,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$672,066	$1,144,812
Accrued expenses	156,265	205,784
Accrued interest (principally to related parties)	343,425	248,582
Government loans and note payable	80,004	-
Due to related parties	742,816	920,083
Operating lease liability, current portion	535,358	508,305
Total current liabilities	2,529,934	3,027,566

Debentures, related parties	1,162,536	1,201,591
Operating lease liability, net of current portion	2,281,174	2,500,004
TOTAL LIABILITIES	5,973,644	6,729,161

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2020 and August 31, 2019
Common stock; $0.001 par value; 499,000,000 shares authorized; 233,011,454 and 223,691,507 shares issued and outstanding at May 31, 2020 and August 31, 2019	233,011	223,691
Additional paid-in capital	41,614,335	35,813,203
Other comprehensive income	1,077,221	1,138,919
Accumulated deficit	(12,282,872)	(11,591,973)
Total Novo Integrated Sciences, Inc. stockholders’ equity	30,641,695	25,583,840
Noncontrolling interest	(43,143)	(39,632)
Total stockholders’ equity	30,598,552	25,544,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,572,196	$32,273,369

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2020 and May 31, 2019 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$1,038,226	$2,489,575	$6,015,700	$7,001,607

Cost of revenues	559,976	1,556,865	3,778,777	4,305,688

Gross profit	478,250	932,710	2,236,923	2,695,919

Operating expenses:
Selling expenses	2,389	3,846	4,495	33,085
General and administrative expenses	554,412	991,992	2,538,572	3,020,001
Total operating expenses	556,801	995,838	2,543,067	3,053,086

Loss from operations	(78,551)	(63,128)	(306,144)	(357,167)

Non operating income (expense)
Interest income	25,773	4,090	81,145	13,473
Interest expense	(48,245)	(41,735)	(126,291)	(136,643)
Write off of acquisition deposit	-	-	(344,521)	-
Total other income (expense)	(22,472)	(37,645)	(389,667)	(123,170)

Loss before income taxes	(101,023)	(100,773)	(695,811)	(480,337)

Income tax expense	-	-	-	-

Net loss	$(101,023)	$(100,773)	$(695,811)	$(480,337)

Net loss attributed to noncontrolling interest	(2,728)	(1,515)	(4,912)	(10,162)

Net loss attributed to Novo Integrated Sciences, Inc.	$(98,295)	$(99,258)	$(690,899)	$(470,175)

Comprehensive loss:
Net loss	(101,023)	(100,773)	(695,811)	(480,337)
Foreign currency translation gain (loss)	(50,624)	(63,607)	(61,698)	(37,627)
Comprehensive loss:	$(151,647)	$(164,380)	$(757,509)	$(517,964)

Weighted average common shares outstanding - basic and diluted	232,948,482	223,258,368	229,138,297	215,193,998

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2020 and May 31, 2019 (unaudited)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Novo Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2019	223,691,507	$223,691	$35,813,203	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	354,369	355	113,044	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	5,200		5,200	(123)	5,077
Net loss	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	224,045,876	224,046	35,926,247	1,144,119	(11,680,093)	25,614,319	(40,594)	25,573,725

Common stock issued for licensing agreement	8,000,000	8,000	5,240,000	-	-	5,248,000	-	5,248,000
Foreign currency translation loss	-	-	-	(16,274)	-	(16,274)	426	(15,848)
Net loss	-	-	-	-	(504,484)	(504,484)	(1,345)	(505,829)

Balance, February 29, 2020	232,045,876	232,046	41,166,247	1,127,845	(12,184,577)	30,341,561	(41,513)	30,300,048

Common stock issued for software license	965,578	965	385,266	-	-	386,231	-	386,231
Fair value of modification of stock option terms	-	-	62,822	-	-	62,822	-	62,822
Foreign currency translation loss	-	-	-	(50,624)		(50,624)	1,098	(49,526)
Net loss	-	-	-	-	(98,295)	(98,295)	(2,728)	(101,023)

Balance, May 31, 2020	233,011,454	$233,011	$41,614,335	$1,077,221	$(12,282,872)	$30,641,695	$(43,143)	$30,598,552

Balance, August 31, 2018	207,881,743	$207,882	$10,053,683	$1,139,815	$(11,199,989)	$201,391	$(28,621)	$172,770

Common stock issued for cash	563,222	563	531,366	-	-	531,929	-	531,929
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(1,785)		(1,785)	530	(1,255)
Net loss	-	-	-	-	(251,416)	(251,416)	(5,168)	(256,584)

Balance, November 30, 2018	208,444,965	208,445	10,655,895	1,138,030	(11,451,405)	550,965	(33,259)	517,706

Common stock issued for cash	2,144,891	2,145	2,045,849	-	-	2,047,994	-	2,047,994
Common stock issued for interest in joint venture	12,000,000	12,000	21,588,000	-	-	21,600,000	-	21,600,000
Common stock issued for software license	458,349	458	758,109	-	-	758,567	-	758,567
Foreign currency translation loss	-	-	-	27,765		27,765	(360)	27,405
Net loss	-	-	-	-	(119,501)	(119,501)	(3,479)	(122,980)

Balance, February 28, 2019	223,048,205	223,048	35,047,853	1,165,795	(11,570,906)	24,865,790	(37,098)	24,828,692

Common stock issued for cash	537,331	537	647,638	-	-	648,175	-	648,175
Foreign currency translation loss	-	-	-	(63,607)		(63,607)	530	(63,077)
Net loss	-	-	-	-	(99,258)	(99,258)	(1,077)	(100,335)

Balance, May 31, 2019	223,585,536	$223,585	$35,695,491	$1,102,188	$(11,670,164)	$25,351,100	$(37,645)	$25,313,455

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2020 and May 31, 2019 (unaudited)

	Nine Months Ended
	May 31, 2020	May 31, 2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,811)	$(480,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,681	71,256
Fair value of vested stock options	-	70,846
Expense associated with modified stock option terms	62,822	-
Operating lease expense	398,039	98,316
Write off of acquisition deposit	344,521	-
Changes in operating assets and liabilities:
Accounts receivable	305,966	(91,318)
Prepaid expenses and other current assets	(123,729)	7,182
Accounts payable	(448,202)	18,628
Accrued expenses	(44,280)	(167,126)
Accrued interest	105,359	38,076
Operating lease liability	(385,500)	(96,498)
Net cash used in operating activities	(426,134)	(530,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,897)	(103,035)
Payment for acquisition deposit	(636,985)	(377,000)
Amounts loaned for other receivables	-	(225,924)
Return of acquisition deposit	372,800	-
Net cash used in investing activities	(268,082)	(705,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(150,849)	(151,257)
Proceeds from government loans and note payable	81,380	-
Proceeds from the sale of common stock	113,399	3,228,098
Net cash provided by financing activities	43,930	3,076,841

Effect of exchange rate changes on cash and cash equivalents	(39,014)	(37,309)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(689,300)	1,802,598

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,083,666	675,705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,394,366	$2,478,303

CASH PAID FOR:
Interest	$95,085	$104,443
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$5,634,231	$22,358,567

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2020 and May 31, 2019 (unaudited)

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

The Company delivers multi-disciplinary primary healthcare through our 16 corporate-owned clinics and a contracted network of 103 affiliate clinics and 220 eldercare centric homes located across Canada. Our team of practitioners and staff are trained for assessment, diagnosis, treatment, pain management, rehabilitation, and primary prevention. Our specialized services and products include physiotherapy, chiropractic care, occupational therapy, eldercare, laser therapeutics, massage therapy, acupuncture, chiropody, neurological functions, kinesiology, concussion management and baseline testing, women’s pelvic health, sports medicine therapy, assistive devices and private personal training. We do not provide primary care medical services, none of our employees practice primary care medicine, and our services do not require a medical or nursing license.

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the nine months ended May 31, 2020 are not necessarily indicative of the results for the year ending August 31, 2020.

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

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the condensed consolidated statements of operations and comprehensive loss. The following table details the exchange rates used for the respective periods:

	May 31, 2020	May 31, 2019	August 31, 2019

Period end: CAD to USD exchange rate	$0.7263	$0.7395	$0.7507
Average period: CAD to USD exchange rate	$0.7435	$0.7540

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

The net income (loss) attributed to the NCI is separately designated in the accompanying condensed consolidated statements of operations and comprehensive loss.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2020, and August 31, 2019, the allowance for uncollectible accounts receivable was $470,751 and $471,566, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2020 and August 31, 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50, 7 and 7 years, respectively. Amortization will begin when the assets are fully placed in service. The Company performs a test for impairment annually. The land use rights, the software license and intellectual property intangible assets were acquired in January 2019, February 2019, and December 2019, respectively. Based on its reviews at August 31, 2019, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. At May 31, 2020, the Company recorded goodwill of $181,575, $210,627 and $210,627, respectively, related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018 and Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Total
Balance, August 31, 2019	$187,675	$217,703	$217,703	$623,081
Foreign currency translation adjustment	(6,100)	(7,076)	(7,076)	(20,252)
Balance, May 31, 2020	$181,575	$210,627	$210,627	$602,829

Acquisition Deposits

The Company has signed letters of understanding with two potential acquisition candidates which includes refundable acquisition deposits totaling $627,335 and $716,688 at May 31, 2020 and August 31, 2019, respectively. During the nine months ended May 31, 2020, the Company wrote off an acquisition deposit of $344,521 which is considered impaired since the acquiree has been dissolved and is no longer in business. See Financial Note 14 Subsequent Events for an acquisition deposit return note.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivables, accounts payable, accrued expenses and due to related parties, the carrying amounts approximate their fair values due to their short maturities.

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

As of May 31, 2020, and August 31, 2019, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,095,000 options/warrants outstanding as of May 31, 2020. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,077,221 and $1,138,919 at May 31, 2020 and August 31, 2019, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At May 31, 2020 and August 31, 2019, the amount due to related parties was $742,816 and $920,083, respectively.

The Company leases office space from a related party on a month-to-month basis with monthly lease payments of $1,641.

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

Note 4 – Accounts Receivables, net

Accounts receivables, net at May 31, 2020 and August 31, 2019 consisted of the following:

	May 31, 2020	August 31, 2019
Trade receivables	$1,438,892	$1,631,036
Amounts earned but not billed	148,931	304,059
	1,587,823	1,935,095
Allowance for doubtful accounts	(470,751)	(471,566)
Accounts receivable, net	$1,117,072	$1,463,529

Note 5 – Other Receivables

Other receivables at May 31, 2020 and August 31, 2019 consisted of the following:

	May 31, 2020	August 31, 2019
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default)	$272,363	$281,513

Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	29,052	30,028

Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2020	72,630	75,070

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2021	225,924	225,924

Advance to corporation; accrues interest at 10% per annum; secured by property and other assets; due December 31, 2020	726,300	750,700

Total other receivables	1,326,269	1,363,235
Current portion	(1,053,906)	(300,994)
Long-term portion	$272,363	$1,062,241

Note 6 – Property and Equipment

Property and equipment at May 31, 2020 and August 31, 2019 consisted of the following:

	May 31, 2020	August 31, 2019
Leasehold Improvements	$440,905	$453,233
Clinical equipment	277,176	285,307
Computer equipment	22,640	23,133
Office equipment	27,664	28,593
Furniture and fixtures	37,631	38,895
	806,016	829,161
Accumulated depreciation	(458,773)	(418,973)
Total	$347,243	$410,188

Depreciation expense for the nine months ended May 31, 2020 and May 31, 2019 was $54,681 and $71,256, respectively.

Note 7 – Intangible Assets

Intangible assets at May 31, 2020 and August 31, 2019 consisted of the following:

	May 31, 2020	August 31, 2019
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	758,567
Intellectual property	5,248,000	-
	27,992,798	22,358,567
Accumulated amortization	-	-
Total	$27,992,798	$22,358,567

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

On February 26, 2019, the Company and NHL entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX Inc. (“Cloud DX”), pursuant to which Cloud DX agreed to sell, and NHL agreed to purchase, a fully paid up, perpetual license, with 5-year conditional exclusivity, for the Cloud DX Bundled Pulsewave PAD-1A USB Blood Pressure Device, up-to-date product releases and Licensed Software Products (the “Licensed Software”). Pursuant to the terms of the Cloud DX License, Cloud DX also agreed to sell, and NHL agreed to purchase, 4,000 fully functional Pulsewave PAD 1A USB blood pressure monitor devices bundled with the perpetual license discussed above (the “Bundled Devices”).

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

There was no amortization expense during the nine months ended May 31, 2020 and May 31, 2019 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at May 31, 2020 and August 31, 2019 consisted of the following:

	May 31, 2020	August 31, 2019
Accrued liabilities	$57,737	$59,661
Accrued payroll	60,852	115,912
Other	37,676	30,211
	$156,265	$205,784

Note 9 – Government Loans and Note Payable

Notes payable at May 31, 2020 consisted of the following:

May 31, 2020
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.	$21,900
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program. 25% of the balance will be forgiven if paid on or before December 31, 2022.	58,104
$80,004

During the three months ended May 31, 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three months ended May 31, 2020, recorded a total of approximately $203,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At May 31, 2020, the amount of debentures outstanding was $1,162,536.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of May 31, 2020:

	Classification on Balance Sheet	May 31, 2020
Assets
Operating lease assets	Operating lease right of use assets	$2,800,130
Total lease assets		$2,800,130

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$535,358
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,281,174
Total lease liability		$2,816,532

Lease obligations at May 31, 2020 consisted of the following:

Twelve Months Ending May 31,
2021	$768,822
2022	655,428
2023	594,278
2024	395,078
2025	315,992
2026	281,961
Thereafter	553,545
Total payments	3,565,104
Amount representing interest	(748,572)
Lease obligation, net	2,816,532
Less lease obligation, current portion	(535,358)
Lease obligation, long-term portion	$2,281,174

The lease expense for the nine months ended May 31, 2020 was $576,528. The cash paid under operating leases during the nine months ended May 31, 2020 was $563,989. At May 31, 2020, the weighted average remaining lease terms were 6.14 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2020 and August 31, 2019 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2020 and August 31, 2019 there were 233,011,454 and 223,691,507 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2020, the Company issued:

●	354,369 restricted shares of common stock for cash proceeds of $113,399;

●

8,000,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $0.656 on the execution date of the Agreement; and

●	965,578 restricted shares of common stock as consideration for the License Agreement Amendment No. 1 with a value of $386,231 based on the closing share price of $0.40 on the execution date of the Agreement Amendment No.1.

During the nine months ended May 31, 2019, the Company issued:

●	3,245,444 restricted shares of common stock for cash proceeds of $3,228,098;

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate, and

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567.

Stock options/warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of May 31, 2020, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employees, directors and key consultants to the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,875,000 shares available for award at May 31, 2020 under the 2018 Plan.

The following is a summary of stock option/warrant activity:

	Options/ Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, August 31, 2019	10,095,000	0.30	3.58	$1,141,500
Granted	-
Forfeited	-
Exercised	-
Outstanding, May 31, 2020	10,095,000	0.16	3.69	$-
Exercisable, May 31, 2020	10,095,000	$0.16	3.69	$-

The exercise price for options/warrants outstanding at May 31, 2020:

Outstanding and Exercisable
Number of Options/ Warrants	Exercise Price
9,995,000	$0.16
100,000	0.50
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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $0 and $70,846 during the three months ended May 31, 2020 and 2019, respectively. At May 31, 2020, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted during the fiscal year ended August 31, 2019 using the Black-Scholes option-pricing model for options granted are as follows:

Risk-free interest rate	2.78%
Expected life of the options	3.5 years
Expected volatility	294%
Expected dividend yield	0%

During the nine months ended May 31, 2020, the Company re-priced the exercise price of 4,495,000 options to $0.16 and extended the expiration date of 4,370,000 options by two years. The change in fair value between the options using the original terms and the options using the new expiration dates and exercise prices was $62,823 which has been recorded as expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of May 31, 2020, results of operations, cash flows or liquidity of the Company.

Note 14 – Subsequent Events

The Company’s management has evaluated subsequent events up to the date the interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following to be material subsequent events:

Return of Acquisition Deposit

On June 26, 2020, an acquisition deposit of $254,205 (CAD$350,000) was returned to the Company.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

Operating under COVID-19 related authorized governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare services have been nominally impacted during the fiscal third quarter and we project the same for the fiscal fourth quarter.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including all services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future. As of July 10, 2020, the Company had increased staffing to 51 full-time employees and 24 part-time employees.

Now that our corporate clinics are re-opened under mandated guidelines and protocols, in-clinic patient flow for the month of June 2020 has met and exceeded our projection of 40% of pre-shutdown levels. The Company projects a steady week-over-week increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The full long-term financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

For more on the financial impact of COVID-19 on the Company’s fiscal third quarter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

Regulation A+ Offering

Beginning on June 29, 2020, in a “Tier 2 Offering,” pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, the Company offered, on a self-underwritten “best efforts” basis, up to 20,000,000 shares of its common stock, with an aggregate amount of $30,000,000. The initial public offering price per share of the Company’s common stock is $1.50 per share pursuant to the offering. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The minimum investment amount per investor is $1,050 (700 shares of common stock), subject to waiver by the Company.

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

Through Novo Healthnet Limited (“NHL”), our wholly owned Canadian subsidiary, we deliver multidisciplinary primary health care services and products through our 16 corporate-owned clinics and a contracted network of 103 affiliate clinics and 220 eldercare centric homes located across Canada. Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.

Our clinicians and practitioners provide certain multidisciplinary primary health care services, and related products, beyond the medical doctor first level contact identified as primary care. Our clinicians and practitioners are not licensed medical doctors, physicians, specialist, nurses, or nurse practitioners. Our clinicians and practitioners are not authorized to practice primary care medicine and they are not medically licensed to prescribe pharmaceutical based product solutions.

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

Certain of the specialty treatment and recovery programs we offer derive from motor vehicle accident injuries, long-term disability cases, corporate wellness, and job-site injuries approved for treatment by the Workplace Safety and Insurance Board. In addition, we offer specialized treatments and products that include cold laser therapeutics, shockwave therapy, custom bracing and orthotics, custom compression therapy/stockings and lymphatic drainage treatment. Certain of our assessments and treatment technologies include Brain FX, a research based digital cognitive assessment tool measuring cognitive functional skills.

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

Recent Developments

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

Operating under COVID-19 related authorized governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare services have been nominally impacted during the fiscal third quarter and we project the same for the fiscal fourth quarter.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including all services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future. As of July 10, 2020, the Company had increased staffing to 51 full-time employees and 24 part-time employees.

Now that our corporate clinics are re-opened under mandated guidelines and protocols, in-clinic patient flow for the month of June 2020 has met and exceeded our projection of 40% of pre-shutdown levels. The Company projects a steady week-over-week increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The full long-term financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

For more on the financial impact of COVID-19 on the Company’s fiscal third quarter, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

Micro-Clinic Facilities under the LA Fitness Master Facility License Agreements

Micro-clinic facilities are reduced footprint clinics, primarily located within the premises of larger commercial enterprises, focused on providing multidisciplinary primary health care and medical technology related services. Under the terms of our Agreement with LA Fitness, we are developing and opening micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physical and occupational therapy services.

As of July 13, 2020, the Company has completed one sub-license lease in Canada and is currently negotiating three additional sub-license leases in Canada. In addition, as of July 13, 2020, the Company is negotiating an unidentified number of sub-license leases with operators in three states in the United States, including Florida, Georgia, and Ohio.

As a result of guidelines issued by local, state, provincial and federal authorities due to the COVID-19 pandemic, LA Fitness has closed all U.S. and Canada facilities which has halted all Company activity to develop and open our LA Fitness micro-clinics. Given the pandemic has created renewed awareness of health wellness as a lifestyle rather than a treatment, LA Fitness continues to indicate strong desire to continue our contractual agreements upon LA Fitness re-opening facilities post pandemic. The addition of our micro-clinics to LA Fitness facilities creates a clear and obvious improvement to the present facility by offering even more proactive healthcare related products and services to its membership base.

Cannabidiol (“CBD”) Medical Cannabis Product Platform

As a complement to our integration of technology and rehabilitative science for musculoskeletal related pain treatment and management, we intend to expand into the cultivation, manufacturing, distribution and sales of CBD products derived from industrial hemp. We expect that our CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients. Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and CBD, combined with our existing clinic-based treatment protocols allows us to enter this market segment with a unique integration model not readily available in the marketplace. We anticipate introducing our prospective CBD products to patients and consumers through clinic distribution programs.

The Company has entered into a joint venture agreement with Kainai Cooperative in January 2019 and a joint venture agreement with Harvest Gold Farms Inc. in December 2019 regarding the cultivation of industrial hemp for the production of CBD products. Other than the Company entering into the joint venture agreements, as of July 11, 2020, the Company has not implemented the cultivation, production, manufacturing, distribution or sale of CBD products derived from industrial hemp. As a result of the COVID-19 pandemic, the Company has delayed the implementation of this initiative as the Company has prioritized controlling costs as we re-open and expand clinic and eldercare operations to both meet and exceed pre-pandemic levels. Upon achieving pre-pandemic patient flow, the Company anticipates restarting the implementation of this initiative.

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

Regulation A+ Offering

Beginning on June 29, 2020, in a “Tier 2 Offering,” pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, the Company offered, on a self-underwritten “best efforts” basis, up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000. The initial public offering price per share of the Company’s common stock is $1.50 per share pursuant to the offering. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The minimum investment amount per investor is $1,050 (700 shares of common stock), subject to waiver by the Company.

For the three months ended May 31, 2020 compared to the three months ended May 31, 2019

Revenues for the three months ended May 31, 2020 were $1,038,226, representing a decrease of $1,451,349, or 58.3%, from $2,489,575 for the same period in 2019. The decrease in revenue is principally due to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic. During this period, we only provided primary healthcare services and products solely to patients with emergency and essential needs.

Cost of revenues for the three months ended May 31, 2020 were $559,976, representing a decrease of $996,889 or 64.0%, from $1,556,865 for the same period in 2019. The decrease in cost of revenues is principally due the decrease in revenue as described above. Cost of revenues as a percentage of revenue was 53.9% for the three months ended May 31, 2020 and 62.5% for same period in 2019. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the three months ended May 31, 2020 were $556,801, representing a decrease of $439,037, or 44.1%, from $995,838 for the same period in 2019. The decrease in operating costs is due to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic and due to the CEWS claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for office staff.

Interest expense for the three months ended May 31, 2020 was $48,245, representing an increase of $6,510, or 15.6%, from $41,735 for the same period in 2019. The increase is due to an additional interest charge incurred on an outstanding obligation.

Net loss for the three months ended May 31, 2020 was $101,023, representing an increase of $250, or 0.2%, from $100,773 for the same period in 2019. The increase in net loss is due to the reasons described above.

For the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019

Revenues for the nine months ended May 31, 2020 were $6,015,700, representing a decrease of $985,907, or 14.1%, from $7,001,607 for the same period in 2019. The decrease in revenue is due to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic; offset by an increase in revenue as a result of the acquisition of Action Plus Physiotherapy Rockland in July 2019. During the period from March 17, 2020 to June 1, 2020 we only provided primary healthcare services and products solely to patients with emergency and essential needs.

Cost of revenues for the nine months ended May 31, 2020 were $3,778,777, representing a decrease of $526,911 or 12.2%, from $4,305,688 for the same period in 2019. The decrease in cost of revenues is principally due the decrease in revenue. Cost of revenues as a percentage of revenue was 62.8% for the nine months ended May 31, 2020 and 61.5% for same period in 2019. The increase in cost of revenues as a percentage of revenue was not significant.

Operating costs for the nine months ended May 31, 2020 were $2,543,067, representing a decrease of $510,019, or 16.7%, from $3,053,086 for the same period in 2019. The decrease in operating costs is primarily attributed to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic and a reduction in stock-based compensation and due to the CEWS claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for office staff.

Interest expense for the nine months ended May 31, 2020 was $126,291, representing a decrease of $10,352, or 7.6%, from $136,643 for the same period in 2019. The decrease is due to less debt outstanding.

Write-off of acquisition deposit for the nine months ended May 31, 2020 was $344,521, representing an increase of $344,521, from $0 for the same period in 2019. The increase is due to the write-off of an acquisition deposit which is considered impaired since the acquiree has been dissolved and is no longer in business.

Net loss for the nine months ended May 31, 2020 was $695,811, representing an increase of $215,474, or 44.9%, from $480,337 for the same period in 2019. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended May 31, 2020, the Company had a net loss of $695,811.

During the nine months ended May 31, 2020, the Company used cash in operating activities of $426,134 compared to $530,975 for the same period in 2019. The principal reason for the decrease is the cash increase from accounts receivable and from noncash expenses offset by a use of cash from a decrease in accounts payable.

During the nine months ended May 31, 2020, the Company used cash in investing activities of $268,082 compared to $705,959 for the same period in 2019. The principal reason for the change is the payment for two new acquisition deposits partially offset by the return of a previous acquisition deposit in fiscal year 2020. In addition, in 2019 we provided a loan in the amount of $225,924 that is recorded as other receivable.

During the nine months ended May 31, 2020, the Company provided cash of $43,930 in financing activities compared to $3,076,841 for the same period in 2019. The principal reason for the change is the sale of shares of common stock for $113,399 during the nine months ended May 31, 2020, compared to $3,228,098 for the same period in 2019.

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

Financial Impact of COVID-19

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, NHL’s clinic operations, which historically represent approximately 53% of the Company’s top-line revenue, were closed on March 17, 2020 for all in-clinic non-essential services while only providing certain virtual based and in-clinic emergency services. Accordingly, the Company’s top-line revenue for the fiscal third quarter (ended May 31, 2020) was adversely impacted with a top-line revenue reduction of 58.3% compared to the same period in 2019. However, the pandemic driven clinic shutdown is proving to have nominal effect on bottom-line income for the fiscal third quarter (ended May 31, 2020) as clinic related losses correlate directly with clinic operations.

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, most of NHL’s contracted eldercare services, which historically represent approximately 45% of the Company’s overall top-line revenue, have been identified as essential; thus, we saw nominal impact on our eldercare division’s fiscal year 3rd quarter (ended May 31, 2020) top-line and bottom-line revenue. We project a nominal impact on our fiscal year 2020 top-line and bottom-line revenue as it relates to the eldercare division

NHL’s accounts receivable primarily are comprised of third-party major Canadian insurer accounts in which the collection process, while arduous, provides the Company with a high percentage of success for collection. The percentage for “non-collectable” receivables remains at levels that are typical based on historical data review. In addition, the pandemic has allowed for concentrated successful efforts in collecting existing receivables.

Specific to our current working capital position, as a result of the COVID-19 pandemic, the Company is able to participate in certain ongoing relief assistance programs provided for under Canada’s COVID-19 Emergency Response Plan and the United States CARES Act which provides access to funds for expenses such as wage subsidy, corporate forgivable loan programs and rental subsidy. Based on all the above noted factors, the Company’s fiscal third quarter (ended May 31, 2020) cash and cash equivalents was $1,394,366 which was greater than our fiscal second quarter (ended February 29, 2020) cash and cash equivalents position of $1,209,339.

As a result of the pandemic driven clinic shutdown, the Company projects no measurable liquidity deficiency. In addition, our identified assets (goodwill inclusive) are largely non-affected as the vast majority are related to business growth as identified in our business growth initiatives.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including all services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. As of July 10, 2020, the Company had increased staffing to 51 full-time employees and 24 part-time employees.

Now that our corporate clinics are re-opened under mandated guidelines and protocols, in-clinic patient flow for the month of June 2020 has met and exceeded and exceeded our projection of 40% of pre-shutdown levels. The Company projects a steady week-over-week increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2020. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2020, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 10-K”), as updated from time to time. However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 10-K, as updated from time to time.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

Operating under COVID-19 related authorized governmental proclamations and directives, between March 17, 2020 and June 1, 2020 the Company provided multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need. In light of our eldercare contracted services being deemed essential by national, provincial and local governmental authorities in Canada, our eldercare contracted services have been nominally impacted during the fiscal third quarter and we project the same for the fiscal fourth quarter.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including all services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future. As of July 10, 2020, the Company had increased staffing to 51 full-time employees and 24 part-time employees.

Now that our corporate clinics are re-opened under mandated guidelines and protocols, in-clinic patient flow for the month of June 2020 has met our projection of 40% of pre-shutdown levels. The Company projects a steady week-over-week increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. The full long-term financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2020, the Company issued 965,578 restricted shares of common stock to Cloud DX pursuant to the terms of the Cloud DX Amendment. The shares had a value of $386,231.

The above sales were made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act, Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	First Amendment to Cloud DX Perpetual Software License Agreement dated March 6, 2020 and entered into on March 9, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2020).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: July 14, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Klara Radulyne
Klara Radulyne
Principal Financial Officer

