Form 10-K
period 2020-08-31
Novo Integrated Sciences, Inc.
filed 2020-12-09
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 333-109118

Novo Integrated Sciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	59-3691650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11120 NE 2nd Street, Suite 100 Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2020, was $17,071,387.

There were 235,531,411 shares of the registrant’s $0.001 par value common stock outstanding as of December 7, 2020.

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

PART I

ITEM 1. BUSINESS

Business Overview

Novo Integrated Sciences, Inc. was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms “Company,” “we,” “us,” and “our” refer to Novo Integrated Sciences and its consolidated subsidiaries.

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and products through the integration of medical technology, advanced therapeutics and rehabilitative science. Currently, the Company’s revenue is generated solely through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides our services and products through both clinic and eldercare related operations.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of 102 affiliate clinics, and 220 eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of brick and mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various Medical Technology Platforms either in-use or under development.

Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

The occupational therapists, physiotherapists, chiropractors, massage therapists, chiropodists and kinesiologists contracted, by NHL, to provide occupational therapy, physical therapy and fall prevention assessment services are registered with the College of Occupational Therapists of Ontario, the College of Physiotherapists of Ontario, College of Chiropractors of Ontario, College of Massage Therapists of Ontario, College of Chiropodists of Ontario, and the College of Kinesiologists of Ontario regulatory authorities.

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

Eldercare

The Company’s eldercare related operations provide physiotherapy (“PT”), occupational therapy (“OT”), assessment and application assistance for assistive devices, fall prevention programs, community-based strengthening and general flexibility exercise classes, rehabilitative strategies and continuing education to eldercare clients, including caregivers and family members as applicable, in various long-term care homes, retirement homes and community-based locations across the province of Ontario, Canada.

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, an Ontario corporation formed in 2006, NHL has a 14-year history of providing certain multidisciplinary related healthcare services and products to the eldercare community. In 2017, based on the philosophical overlap and synchronicity between PT and OT, NHL launched its occupational therapy sector of services for our eldercare clients. NHL’s eldercare focused OT and PT services and product are in direct competition with the top providers in this sector. We offer one of the most extensive rosters of OT and PT clinicians certified by the Ministry of Health for assistive device assessment under the Assistive Device Program which, when the individual meets the criteria, allows our eldercare clients access to significant funding subsidies to purchase varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters).

Additionally, our proprietary Electronic Rehabilitation Record and Management Reporting software solution provides us the ability to deliver each eldercare facility with a wide-array of detailed PT and OT reports that include, among other things: (i) client specific treatment details, (ii) identifying cost and optimization possibilities, (iii) outlining a wide variety of client outcome measurements, (iv) analyzing overall contract effectiveness, and (v) producing indicators which assist the NHL team to target opportunities for improved team efficiency. This software comes with an ability to provide a graphically illustrated ‘report card’ for contribution to annual, interdisciplinary care conferences with staff and family members, as well as fall reporting capacities, which are central to many homes’ fall prevention committee meetings. Additionally, data generated by the software allows members from both the NHL team and the eldercare facility team to identify residents who fall frequently and allow for the inter-disciplinary team to put strategies in place to better reduce a resident’s “fall-risk”.

NHL has created and delivers, through online virtual technology, a variety of eldercare related educational in-service programs which include topics such as nursing restorative education, back education and other eldercare-relevant topics such as osteoporosis, fall prevention, wheelchair positioning, and least restraints. NHL has designed its virtual online education in-service programs and modules to be presented in a variety of formats to facilitate the different capacity and styles of learning common to senior-aged individuals.

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with long-term care homes to provide individualized, onsite PT and group exercise classes for its residents. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care, based on assessed needs, and with a goal of assisting each resident to attain and maintain their highest level of function possible with their activities of daily living. These services are primarily funded by the Ontario Ministry of Health and Long-Term Care (“MOHLTC”). The NHL team assists in providing assistive device assessments allowing residents access to funding assistance for varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters). In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team in the homes’ annual care conferences with its residents. Through the provision of education regarding nursing restorative programming, our team assists the facilities’ team in back education, fall prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”) which is the standardized assessment tool required for the home to access payment from the MOHLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. NHL’s proprietary software provides our eldercare client locations with the unique ability to login and access multiple data points related to a multitude of therapy services provided to its residents, allowing for detailed, rapid reporting and accountability.

2.	Retirement Homes. We contract with client retirement homes to provide individualized PT and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs, again with a goal of assisting the residents participating in therapy to attain and maintain their level of function related to the activities of daily living. These services are partially funded by the individual and partly funded by the MOHLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team, provides in depth service reports to the homes to measure desired service delivery and our proprietary software allows for the each retirement home to have the same unique login capacity. In addition to the services above, some of the residents in the retirement homes, and as applicable the resident’s family members, can request and authorize receiving an increased level of physiotherapy related services available privately on a fee-for-service basis paid by the individual.

3.

Community Based Home Care Physiotherapy. Throughout the province of Ontario, the MOHLTC operates 14 Local Health Integration Networks (“LHINs”) which are health authorities responsible for regional administration of public health care services. The LHINs serve as contact points, information clearinghouses, referral resources, and assessment / care coordinators for eligible residents who need health care assistance at home or a safer place to live through aging at home strategies that can be put in place by health care providers. Through service contracts, the LHINs engage “cluster providers” to provide services to clients living in the community, clients living at-home or clients living in a retirement home. These service contracts are funded by the MOHLTC.

NHL is a “cluster provider” sub-contractor for home care physiotherapy in the North East LHIN which encompasses more than 565,000 people across 400,000 square kilometers and five sub-regions. Through this subcontract arrangement, we provide one-on-one physiotherapy assessment and treatment to clients who cannot easily access outpatient services due to mobility challenges. Primarily, these clients are elderly with multiple co-morbidities, although some clients are not elderly and are instead simply post-operative with mobility challenges.

4.

Community Based Group Exercise Classes & Fall Prevention Programs. NHL has contracted with 2 “cluster providers” to provide group exercise classes and fall prevention programs (consisting of an assessment accompanied by education and group exercise classes) in 3 separate LHINs (Central, Toronto Central and Central East) which encompass the Greater Toronto area with an estimated aggregate population of 4.4 million people. In 2013, the MOHLTC introduced several initiatives designed to assist seniors in maintaining an active and healthy lifestyle while still living at home. Under the 2013 initiative, exercise instructors under contract with NHL, deliver group exercise classes over a 48-week period each year.

In addition, another component of the 2013 MOHLTC initiative is the delivery of fall prevention programs with entry and exit assessments completed by specialized registered providers such as kinesiologists and physiotherapists with the assistance of exercise instructors for the group class and education portion of the program. The goal of these classes is to assess seniors’ general health status, identify defined levels of risk pertaining to balance and falling, and educate seniors about fall prevention through a combination of increased knowledge and teaching exercises designed to improve strength and balance.

5.	Community-based Outpatient Clinics. NHL provides outpatient physiotherapy, chiropractic, and laser technology services through a community-based clinic in the province of Ontario. The services provided at the clinic are funded by Motor Vehicle Accident treatment plans, extended health benefits insurance coverage, or private payment. A portion of the services provided at the clinic are funded by the MOHLTC in the form of Episodes of Care and these services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and
●	Are post-operative, or
●	Have just been discharged from a hospital, or
●	Are receiving services from the Ontario Disability Services Program or Ontario Works.

Our eldercare OT services are provided, through two separate sectors, as follows:

1.	Long-Term Care Sector. We contract with client homes to provide the following OT services:

●	Assessments and interventions to support maintenance and restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,
●	Speech language pathology services, including evaluation and treatment,
●	Swallowing and eating assessments and interventions,
●	Cognitive behavioral assessments and care planning,
●	Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MOHLTC.

2.	Retirement Home & Community. We provide the following OT services through individual contracts with private payers:

●	Home safety assessments,
●	Functional assessments,
●	In-home activities of daily living assessments,
●	Assessment and completion of applications for assistive devices (mobility aids),
●	Custom seating and mobility consultations,
●	Case management services, and
●	Speech language pathology services, including evaluation and treatment.

Recent Developments

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, COVID-19 began to spread to several other countries and ultimately COVID-19 infections were reported globally with the COVID-19 virus outbreak ultimately being recognized as a pandemic.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken, as well as the business impact related to the COVID-19 pandemic.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

Specific to our clinic based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

Specific to our eldercare based services and products, operating under COVID-19 related authorized governmental proclamations and directives which included certain eldercare related services being deemed essential, NHL was able to quickly expand its existing eldercare related physiotherapy service “virtual-care” platform, which pre-pandemic was primarily focused on providing “virtual-care” services to both smaller and remote eldercare homes to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. Given NHL had established “virtual care” procedures and forms, complete with video consent and assessment forms already vetted and approved by the Ontario College of Physiotherapists, NHL was well-positioned to expand the delivery of certain of its eldercare related contracted services, via “virtual-care” technology, ensuring continuity of service for our long-term care and retirement home clients.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of this filing, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future.

With our clinics re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, as of August 31, 2020 NHL’s Clinic based patient flow has met and exceeded 75% of pre-COVID-19 shutdown levels. In addition, as of August 31, 2020, NHL’s eldercare related revenue for the fiscal year 2020 fourth quarter exceeds 90% compared to eldercare based revenue for the fiscal year 2019 fourth quarter. As of August 31, 2020, the Company has 73 full-time employees and 37 part-time employees.

Based on no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may impact the Company’s business for the first quarter of fiscal year 2021 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Return of Acquisition Deposit

On June 12, 2020, the Company terminated an acquisition letter of intent (“LOI”), resulting in the return, on June 26, 2020, of a CAD$350,000 (approximately $255,570 on June 26, 2020) deposit to the Company.

LA Fitness U.S. License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between Novomerica and Fitness International, LLC (“U.S. License Agreement”).

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

Pursuant to the terms of the U.S. License Agreement, five separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least two of such facilities by June 30, 2020, (b) at least two additional facilities by September 30, 2020, and (c) the final remaining facility by December 31, 2020 (“U.S. Development Schedule”). Pursuant to the terms of the U.S. License Agreement, in the event that Novomerica fails to meet the U.S. Development Schedule, the initial licenses that Novomerica has developed and opened for business will remain unaffected; however, Novomerica will lose the right to develop the remaining licenses.

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

In March 2020, as a result of guidelines issued by local, state, and federal authorities due to the COVID-19 pandemic, LA Fitness U.S. closed all facilities nationwide. Currently, under both government and internal corporate directives, LA Fitness U.S. is cautiously opening certain facilities to limited access and services. As a result, all contractual terms and conditions of our U.S. License Agreement are on hold, with all parties indicating the intention to amend the U.S. License Agreement and its timelines once “normal” activity resumes in the LA Fitness U.S. facilities. Re-engagement of the contract terms may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness U.S. based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness U.S. facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2021. Furthermore, in our discussions with LA Fitness U.S., all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness U.S. continues to indicate the desire to continue our contractual agreements upon LA Fitness U.S. re-opening facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness U.S. facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

LA Fitness Canada License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement with LAF Canada Company (“LA Fitness Canada”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between NHL and LA Fitness Canada (“Canada License Agreement”).

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

Pursuant to the terms of the Canada License Agreement, 17 separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by March 31, 2020, (b) at least six additional facilities by June 30, 2020, (c) at least six additional facilities by September 30, 2020, and (4) the final remaining facility by December 31, 2020 (the “Canada Development Schedule”). Pursuant to the terms of the Canada License Agreement, in the event that NHL fails to meet the Canada Development Schedule, the initial licenses that NHL has developed and opened for business will remain unaffected; however, NHL will lose the right to develop the remaining licenses.

As defined in the Canada License Agreement, NHL has provided the initial four deposits due by March 31, 2020. In addition, NHL has engaged clinicians to sublicense the roll-out and operation of micro-clinics as defined in the Canada License Agreement clinics in LAF.

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

Pursuant to the terms of the Canada License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “Canada Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness Canada. Pursuant to the terms of the Canada Guaranty, the Company irrevocably guaranteed the full, unconditional, and prompt payment and performance of all of NHL’s obligations and liabilities under the Canada License Agreement.

In March 2020, as a result of guidelines issued by local, provincial, and federal authorities due to the COVID-19 pandemic, LA Fitness Canada closed all facilities nationwide. Currently, under both government and internal corporate directives, LA Fitness Canada is cautiously opening certain facilities to limited access and services. As a result, all contractual terms and conditions of our Canada License Agreement are on hold with all parties indicating the intention to amend the Canada License Agreement and its timelines once “normal” activity resumes in the LA Fitness Canada facilities. Re-engagement of the contract terms may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness Canada based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness Canada facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2021. Furthermore, in our discussions with LA Fitness Canada, all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness Canada continues to indicate the desire to continue our contractual agreements upon the re-opening of LA Fitness Canada facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness Canada facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

Regulation A+ Offering

Beginning on June 29, 2020, in a “Tier 2 Offering,” pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, the Company offered, on a self-underwritten “best efforts” basis, up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000. The initial public Offering price per share of the Company’s common stock is $1.50 per share pursuant to the Offering. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The minimum investment amount per investor is $1,050 (700 shares of common stock), subject to waiver by the Company. As of the filing date of this Annual Report on Form 10-K, no shares have been sold and no funds have been raised through this Regulation A+ Offering.

Agreement to Cash Payment on a Related Party Debenture

On July 21, 2020, a related party debenture holder and the Company signed an Amendment No. 2 to a Debenture, originally dated September 30, 2013, to provide a cash payment equal to CAD$360,000 (approximately $267,768 as of July 21, 2020), which amount would be deducted from the debenture principal balance, resulting in a remaining principal balance of CAD$390,000 (approximately $290,082 as of July 21, 2020).

Agreement to Convert Debt to Common Stock, Related Party Debtee

On July 21, 2020, the Company and a related party debt holder agreed to convert the total remaining balance of a Loan Agreement, originally dated January 19, 2016, with a total balance owed, including principal and interest, equal to CAD$304,321 (approximately $226,363 as of July 21, 2020). The debt was converted into 150,909 restricted shares of the Company’s common stock at a per share price of $1.50. As a result of the stock issuance, the related party loan debt has been paid in full.

Engagement of Financial Advisor

On July 31, 2020, the Company engaged Maxim Group LLC as the Company’s financial advisor to assist the Company in articulating its growth strategy to the investment community and to assist the Company with its aspiration to up-list to a national exchange.

Officer Employment Agreement

On August 6, 2020, the Company and its President, Christopher David, entered into an Employment Agreement, effective August 5, 2020. In consideration thereof, the Company agreed to pay Mr. David a monthly salary of $8,000. In addition, the Company agreed to grant Mr. David an option to purchase 5,750,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The option fully vested on the date of grant and expires on August 6, 2025.

Extension of Acquisition LOI and Conversion of Refundable Deposit to Loan

On August 31, 2020, the Company extended the termination date of an acquisition LOI to September 1, 2021 and to convert the LOI refundable deposit of CAD$500,000 to a loan, payable to the Company, with an interest rate of 10% per annum and a due date of September 1, 2021.

Business Growth Initiatives

The Company’s mission is to provide excellence in multidisciplinary primary health care assessment, diagnosis, treatment, pain management and prevention through the integration of medical technology, advanced therapeutics and rehabilitative science. Key elements of our business growth initiatives include:

●	Increase Market Share in Canada through Organic Growth, Asset Acquisition and Contract Expansion for both our Clinic and Eldercare Operations. Specific to our clinic based operations, the Company has an ongoing initiative to expand our Canadian market share through both organic growth and strategic acquisition of operating multidisciplinary primary health care clinics in markets we are currently located as well as new geographic markets. Specific to our Eldercare based operations, we intend to increase our Canada market share of providing contracted-occupational therapy and physiotherapy services to eldercare centric homes through network affiliation growth, new contract awards and increased usage of telemedicine.

●	Expand Operations into the United States through:

	○	The introduction of a customized version of our multidisciplinary primary health care service model with emphasis on pain prevention, treatment and management as well as immune enhancement through the launch of micro-clinic facilities.

	○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas.

	○	Establishment of strategic corporate alliances and partnerships with existing U.S. health care provider facilities, including certain of our current Canadian clients with U.S.-based facilities, allowing us immediate access to their client base.

	○	Integration of specific specialized multidisciplinary primary health care services and products that are a direct compliment to the existing primary care related products and services already provided by brand-recognized, established retail entities such as grocers, pharmacies, health fitness clinics and clinics with a further emphasis of healthcare maintenance through product solutions.

●	Open Micro-Clinic Facilities through our U.S. and Canada LA Fitness Master Facility License Agreements. Micro-clinic facilities are reduced footprint clinics, primarily located within the premises of larger commercial enterprises, focused on providing multidisciplinary primary health care and medical technology related services. Under the terms of our Agreement with LA Fitness (U.S. and Canada), we are developing and opening micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physiotherapy and occupational therapy services.

●	Further Development and Usage of our Telemedicine Medical Technology Platform.. Telemedicine is transforming traditional approaches to health care by providing ease of access and reduced costs for patients for the delivery of certain healthcare related services.

Specific to our eldercare based operations, prior to COVID-19 our Telemedicine Medical Technology Platform was primarily focused on providing physiotherapy related “virtual-care” services to both smaller and remote eldercare focused facilities to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. With the profound impact COVID-19 has had on the delivery on delivery of healthcare services sector wide, operating under COVID-19 related authorized governmental proclamations and directives, on April 1, 2020, we expanded our eldercare related Telemedicine Medical Technology Platform to include non-critical resident reviews, exercise related activity and additional physiotherapy sessions, ensuring continuity of service for our long-term care and retirement home clients.

Specific to our Clinic based operations, the success of telemedicine has always depended on the adoption of virtual technology by clinicians, medically licensed providers and the patient. A basic checklist approach to results allow both multidisciplinary clinicians and medically licensed providers to remotely determine if direct medical attention is required rather than remote or virtual guidance to care. The patient friendly telemedicine platform removes the traditional barrier represented by intimidating peripherals along with necessary precision use and application of the peripherals to obtain accurate data necessary for appropriate diagnosis. A patient can now feel certain of their role in the assessment process without sophisticated and exhaustive training.

Our Telemedicine Medical Technology Platform intends to integrate certain medical devices, such as a blood pressure reading device, a derma scope, an ophthalmoscope otoscope, and other add-ons each of which can provide both the clinician and the medically licensed provider with real-time diagnostic data, greatly enhancing the ability to better provide the patient with an accurate diagnosis, treatment and follow-on guidance. Our Telemedicine Medical Technology Platform is intended to allow any qualified location to install and utilize our Telemedicine Medical Technology Platform at a relatively low-cost point of entry.

●		Develop and Launch our Remote Patient Monitoring Medical Technology Platform. Beyond the traditional confines of in-clinic visits, our Remote Patient Monitoring Medical Technology Platform (“RPM platform” or “RPM”) provides clinicians and practitioners the ability to maintain an on-going continuous connection with their patient community extending patient care directly into the patient’s home. Through our exclusive licensing agreement with Cloud DX, our RPM platform empowers a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review.

Effective with the re-opening of NHL’s corporate clinics post COVID-19 lockdown, we have launched Phase 1 of our Remote Patient Monitoring Medical Technology Platform. Using the Cloud DX technology, at the time of our clinic staff initiating patient check-in, NHL’s staff is collecting pertinent vital sign data for on-going analysis, comparison, and observation under the RPM license application. Our clinic staff are actively working to educate our patients regarding the benefits of participating in our RPM Platform. In Canada, third party insurance coverage for RPM related devices is now being reviewed for implementation nationwide. Currently, as documented and requested by the clinician, insurance coverage is being approved on a case by case basis.

Additionally, the Company has implemented a marketing and sales program to sub-license the Cloud DX technology to our Canadian affiliate clinic network as well as other clinics and medically licensed providers throughout both Canada and the United States.

	●	Develop and Launch our Novo Connect Medical Technology Platform. Our Novo Connect Medical Technology Platform (“Novo Connect”) is an app, currently in development, intended as a secure patient-centered portal designed to integrate numerous source systems for patient interface by facilitating communication between the patient and the patient’s provider. The Novo Connect app will be developed for Web, iOS and Android application to optimize communication between source systems. Novo Connect is being designed to allow patients to have direct control of their overall healthcare and wellness by providing a suite of secure, reliable engagement features, such as, but not limited to:

		○	Appointment scheduling
		○	Bi-directional interface with Electronic Health Records (EHR)
		○	Access to Forms and Documents
		○	Distribute patient data from C-CDAs to the patient portal regardless of source EHR
		○	Bill Pay
		○	E-commerce
		○	Remote Patient Monitoring Medical Technology Platform Interface
		○	Telemedicine
		○	Patient-focused wellness information

	●	Build an Intellectual Property and Patent Portfolio. We intend to acquire or obtain licensing rights for Intellectual Property (IP) and patents related to health sciences and nano-formulation. When considering nano-formulation patent and IP assets, one specific area we intend to pursue relates to medical cannabis related medicines, beverages and foods infused with dry powder, liquid or oil with further formulation into creams and gels, allowing for oral, intravenous and/or transdermal delivery.

	●	Acquire Ownership Interest in Licensed Pharmaceutical Manufacturing and Packaging Facilities. As we build our Intellectual Property portfolio, having ownership of a licensed, high-grade pharmaceutical product manufacturing and packaging solution is integral in creating the medium for use and application of our proprietary health sciences as well as mitigating market exclusion and enhancing patient service and product offerings.

●	Expand our Posture, Stride, and Kinetic Body Movement Scanning Technologies and Protocols. When combined with decades of data harvesting and analysis, we believe these specialized technologies and protocols provide our clinics with the ability to deliver better healthcare, through early diagnosis and preventative health care strategies, to both our patients and patients under the care of other providers.

●	Launch our Exclusive Medicinal Cannabidiol (“CBD”) Product Platform based in Canada. As we continue to build our health science platform of services and products through the integration of technology and rehabilitative science, one component of our lateral business growth strategy includes developing business units centered on the direct control of the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada and authorized U.S. states. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients.

Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal CBD, combined with our existing clinic-based treatment protocols, allows us to enter this market segment with a unique integration model not readily available in the marketplace.

About Our Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with 102 clinics across Canada with 82 affiliate clinics in Ontario province and 20 affiliate clinics located throughout Alberta, Nova Scotia and Newfoundland.

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

Cloud DX

On February 26, 2019, the Company completed a Software License Agreement with Cloud DX, Inc., a medical device company, operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring Medical Technology Platform and Chronic Care, that provides NHL with perpetual licensing rights to the Bundled Pulsewave PAD-1A USB Blood Pressure Device, related software and up-to-date product releases. Additionally, the License Agreement provides NHL with conditional exclusive rights, over the initial 5-year period, to sub-license and re-sell Bundled Pulsewave Devices and related software.

The Cloud DX platform allows NHL to further expand on its patient care philosophy of maintaining an on-going continuous connection with its patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home through Remote Patient Monitoring Medical Technology Platform. The Cloud DX technology empowers a patient with real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician further allows our clinicians and practitioners to deliver non-redundant diagnostic based proactive multidisciplinary primary health care.

Effective with the re-opening of NHL’s corporate clinics, post COVID-19 lockdown, we have launched Phase 1 of our Remote Patient Monitoring Medical Technology Platform. Using the Cloud DX technology, as part of our clientele’s check-in and daily screening process we are collecting pertinent vital sign data for on-going analysis, comparison, and observation under the RPM application.

Additionally, the Company has implemented a marketing and sales program to sub-license the Cloud DX technology to our Canadian affiliate clinic network as well as other clinics and medically licensed providers throughout both Canada and the United States.

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

Employees

As of August 31, 2020, we employ 73 full-time employees. Approximately 85% of our clinicians and practitioners are contracted as independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Competition

Other Multidisciplinary Primary Health Care Providers

In Canada, the specialized multidisciplinary primary health care service sector in which we operate is highly competitive. Specific to both our Clinic and Eldercare operations, with a finite number of patients and corporate clients, companies providing multidisciplinary primary health care services operate within an overlapping patient and client landscape.

Our business growth initiatives includes expanding our patient base through both opening new clinics and the acquisition of existing multidisciplinary primary health care providers and clinics in markets that we currently populate, as well as in new geographic markets, including the United States. There is additional competition from non-traditional health care providers, such as holistic and Eastern medicine-based clinics. We believe we can successfully compete based on providing high-quality specialized multidisciplinary primary health care services, competitive pricing, building and maintaining a solid reputation and our clinicians’ devotion to maintaining the highest quality patient satisfaction.

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

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded health care. There are also a growing number of providers that offer non-medically necessary ancillary health services. Examples include elective surgical or cosmetic procedures.

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

Health industry participants that offer a particular service need to understand how the service is regulated. If the service involves the performance of a regulated or controlled act (i.e., acts that can only be performed by a particular category or categories of regulated health professionals or their delegates) then the involvement of one or more duly qualified health professionals will likely be required. Also, it may be necessary to implement certain protocols and procedures in order to comply with the requirements of the regulatory colleges that govern the practices of any such professionals. Complying with such requirements can have significant commercial implications.

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

State Licensure

Only a few states may require the licensure of multidimensional primary health care clinics and clinics such as ours. This absence of a uniform licensing process leads to inconsistencies in the nature and scope of services offered at our care clinics. To effectively control both the nature of services rendered and the environment in which services are offered, state legislators or regulators may attempt to regulate the urgent care industry in a manner similar to hospitals and freestanding emergency rooms. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, such regulations could have a material impact on our growth strategy and expansion plans.

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

Telemedicine Medical Technology Platform, Remote Patient Monitoring Medical Technology Platform and Novo Connect Medical Technology Platform (collectively, “Medical Technology Platforms”)

Both our Telemedicine Medical Technology Platform and Remote Patient Monitoring Medical Technology Platform are operational in Canada on a limited usage basis; but are primarily in development. Our Novo Connect Medical Technology Platform is under development. All of our Medical Technology Platforms, when operational, will be subject to governmental health care regulations in Canada including, but not limited to, the Canada Health Act. While our Medical Technology Platforms are not currently operational in the United States, once operational our Medical Technology Platforms usage will be subject to United States laws, regulations, and directives such as, but not limited to, Medicare, Medicaid, RAC, Anti-Kick Back Statute, False Claims Act, Civil Monetary Penalties Statute, HIPAA, and HITECH. In addition, we will be subject to data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Our Telemedicine Medical Technology Platform and Remote Patient Monitoring Medical Technology Platform, which are both currently in development with limited usage, are intended to collect and transmit a patient’s personal data, vital statistics and other medical history information, and both are subject to governmental health care regulations, data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Our Novo Connect Medical Technology Platform, which is currently in development and once operational will collect and transmits a patient’s personal data, vital statistics, along with various components of a user’s medical history, and is subject to both governmental health care regulations and data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Stark Law

Our Medical Technology Platforms, once fully operational in the United States, will provide patients with real-time access to third-party primary care medically licensed physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians. Because we will participate through our Medical Technology Platforms in the Medicare program, we will also be subject to the Stark Law. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians, physician groups, multidisciplinary primary care clinicians, as well as, any other financial relationship between us and referring physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws like the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in operating our Medical Technology Platforms and intend to operate our Medical Technology Platforms in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Medical Cannabidiol Product

As discussed in the Business Growth Initiative section above, we plan on expanding our business to include the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada and authorized U.S. states. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients.

Offering our patients access to non-hallucinogenic and non-addictive natural remedies, under required clinical oversight policies and procedures as they relate to medicinal cannabis and medicinal CBD, combined with our existing clinic-based treatment protocols, allows us to enter this market segment with a unique integration model not readily available in the marketplace.

Cannabis versus Hemp

While hemp and cannabis are both derived from the same species (Cannabis sativa), there are major differences in the characteristics of the respective plant strains that produce industrial hemp on the one hand, and cannabis products on the other. In short, hemp is a strain of the Cannabis sativa plant that is grown primarily for use in industrial applications. It has been specifically cultivated to produce a low tetrahydrocannabinol (“THC”) content and a high cannabidiol content. THC is the psychoactive constituent of cannabis and is responsible for producing the effects of the drug. CBD is another active ingredient present in Cannabis sativa plants, and it largely acts to neutralize the psychoactive effects of THC. Since hemp strains have extremely low levels of THC and high levels of CBD, they do not produce psychoactive effects when ingested.

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

United States

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our prospective medicinal CBD products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our patients’ and customers’ bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our prospective products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our prospective medical CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our prospective medicinal CBD product offering will comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to offer and we do not intend to compete with companies that offer cannabis products containing high levels of psychoactive THC. Although legal in some states, and in Canada, we do not intend to enter into this market. We may offer prospective medicinal CBD (hemp-based) products to patients and customers but will not compete with any medical or recreational marijuana sellers of products for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States. Because of regulatory challenges facing marijuana companies in the United States, the vast majority of the companies focused on THC are Canadian and foreign, although several have begun to pursue domestic activities in states that permit marijuana sales. Federal law does not generally recognize marijuana (or hemp that exceeds 0.3% THC) as lawful, although that may change in the future.

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

On September 5, 2013, NHL was incorporated under the laws of Ontario province Canada. On September 16, 2013, Novo Assessments Inc., Novo Community Care Inc, and Novo Healthnet Rehab Limited were formed, under the laws of Ontario province Canada, as wholly owned subsidiaries of NHL. On September 20, 2013, Novo Community Care Inc.’s name was changed to Novo Peak Health Inc. On September 30, 2013, NHL acquired substantially all the assets of the following operational Ontario Canada based entities, (i) Peak Health LTC Inc.; (ii) ICC Healthnet Canada Inc. and its related companies; and (iii) Michael Gaynor Physiotherapy Professional Corporation, operating as Back on Track. On November 18, 2014, Novo Healthnet Kemptville Centre, Inc., was formed under the laws of Ontario province Canada, with NHL owning an 80% interest. On April 1, 2017, NHL purchased substantially all of the assets of APKA Health, an occupational therapy entity operating in Ontario province Canada.

Acquisition of Novo Healthnet Limited

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL; (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp.; and collectively ALMC, MGFT and 1218814 herein referred to as “the NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company, to the NHL Shareholders, shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S Offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

Acquisition of Executive Fitness Leaders

On December 1, 2017, the Company, NHL and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 384,110 restricted shares of its common stock.

Formation of Novomerica Health Group, Inc. in U.S.

On November 3, 2017, Novomerica Health Group, Inc. was incorporated, under the laws of the state of Nevada, as a wholly owned subsidiary of Novo Integrated Sciences, Inc. for the purpose of expanding the Company’s operations into the United States.

Novo Peak Health Inc. Amalgamated with NHL

On September 25, 2018, Novo Peak Health, Inc. was amalgamated with Novo Healthnet Limited.

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

On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 12,000,000 restricted common shares to 247 with a value of $21,600,000.

Cloud DX Inc. License Agreement

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

The Cloud DX License grants NHL and its majority-owned subsidiaries, holding companies, and affiliates, with the exception of physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

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

Pursuant to the terms of the Cloud DX License, the perpetual license with 5-year conditional exclusivity is subject to the following conditions:

(a)	Year 1 – NHL has the right to sell and market the Licensed Software exclusively to “Physical Therapy Clinics,” as hereinafter defined, in Canada and the U.S. for the first 5 years after the execution date of the Cloud DX License, with the exception of clinics operated by Closing the Gap Healthcare. “Physical Therapy Clinics” means any clinic that offers para-medical services focused on physical therapy, orthotics, chiropractic, nutrition, massage, wellness, esthetic and cosmetic services (e.g. “botox”, “restylane”) and related non-medical services, sometimes called “multi-disciplinary clinics”, and excludes pharmacies and services offered by licensed medical professionals including medical doctors (MD/PhD), nurses, nurse practitioners, physician assistants, licensed practical nurses and staff that deliver medical care.
(b)	During the 5-year initial period, NHL is expected to sell a minimum of 4,000 Bundled Devices and to sell a minimum of 200 franchises.
(c)	In Year 6 and beyond, additional 1-year periods of conditional exclusivity will be granted provided that NHL sales in the preceding 12 months are equal to total sales achieved in Year 5.
(d)	If the minimums set forth in item (b) above are not met, continued exclusivity will require the payment of an additional fee, to be negotiated in good faith between the parties.
(e)	2-Way Exclusivity – NHL agrees not to replace the Software and Bundled Devices or offer a competitive offering as long as NHL is representing the Cloud DX product line.

Acquisition of Societe Professionnelle de Physiotherapie M Dignard, carrying on business as Action Plus Physiotherapy Rockland

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

U.S. LA Fitness License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between Novomerica and Fitness International, LLC (“U.S. License Agreement”).

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

Pursuant to the terms of the U.S. License Agreement, five separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least two of such facilities by June 30, 2020, (b) at least two additional facilities by September 30, 2020, and (c) the final remaining facility by December 31, 2020 (“U.S. Development Schedule”). Pursuant to the terms of the U.S. License Agreement, in the event that Novomerica fails to meet the U.S. Development Schedule, the initial licenses that Novomerica has developed and opened for business will remain unaffected; however, Novomerica will lose the right to develop the remaining licenses.

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

Canada LA Fitness License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement with LAF Canada Company (“LA Fitness Canada”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between NHL and LA Fitness Canada (“Canada License Agreement”).

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

Pursuant to the terms of the Canada License Agreement, 17 separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by March 31, 2020, (b) at least six additional facilities by June 30, 2020, (c) at least six additional facilities by September 30, 2020, and (4) the final remaining facility by December 31, 2020 (the “Canada Development Schedule”). Pursuant to the terms of the Canada License Agreement, in the event that NHL fails to meet the Canada Development Schedule, the initial licenses that NHL has developed and opened for business will remain unaffected; however, NHL will lose the right to develop the remaining licenses.

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

Approval of Novo Integrated Sciences, Inc. 2018 Incentive Plan

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2020, the 2018 Plan has 9,375,000 shares are available for award.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

●	We have a history of operating losses;

●	We may not be able to implement successfully our growing our multidisciplinary primary health care business by opening and acquiring new clinics and expanding the staffing of multidisciplinary primary health care clinicians to affiliate clinics and eldercare centric homes;

●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business

●	We may not be able to increase our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contracts;

●	We may be unable to attract sufficient demand for and obtain acceptance of our multidisciplinary primary health care services and our medical cannabidiol products by both multidisciplinary primary health care clinicians and patients;

●	The clinics that we acquire or open may not meet our expectations;

●	If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively;

●	The multidisciplinary primary health care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base;

●	We may be unable to obtain reimbursement for our multidisciplinary primary health care services from the government or third-party health care insurers of our patients;

●	We may not be able to successfully make acceptable financial arrangements for patients who desire treatment but cannot afford to pay in full or part, and for whom third-party insurance coverage is either limited or non-existent;

●	Prospective patients may be unwilling to pay out-of-pocket for certain of our multidisciplinary primary health care and primary care services, in the absence of reimbursement from the government or third-party health care insurers for such multidisciplinary primary health care and services;

●	The success of alternative treatments, therapies and medical products as opposed to the multidisciplinary primary health care services, therapies and prospective medical CBD products that we might offer in the future could adversely affect us;

●	We may not be able to recruit and retain qualified multidisciplinary primary health care clinicians for our multidisciplinary primary health care clinics and staffing of affiliate clinics and eldercare centric homes;

●	We may not be able to prohibit or limit our multidisciplinary primary health care clinicians from competing with us in our local markets;

●	We may be unable to enter into or maintain contracts for our multidisciplinary primary health care services on favorable terms with commercial payors in Canada and the United States;

Government health care programs may reduce reimbursement rates;

●	The health care industry is heavily regulated, and if we fail to comply with these laws and governmental regulations, we could incur penalties or be required to make significant changes to our operations;

●	Our multidisciplinary primary health care clinics are and will be subject to numerous statutes and regulations in the Canadian provinces in which we operate or intend to operate and states in the United States in which we intend to operate. Failure to comply with these laws and regulations could result in civil or criminal sanctions;

●	Past and future health care reform legislation and other changes in the health care industry could adversely affect our business, financial condition and results of operations;

●	We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;

●	If the Company acquires one or more multidisciplinary primary health care clinics or primary care facilities in the United States, we will be subject to the Anti-Kickback Statute, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws;

●	We will be subject to the data privacy, security and breach notification requirements of Canadian and United States federal statutes and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions;

●	Our Telemedicine Medical Technology Platform is currently in early-stage roll-out and we may be unsuccessful in the commercialization of the Telemedicine Medical Technology Platform;

●	Our success with the Telemedicine Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians, specialists and clinicians;

●	Our Telemedicine Medical Technology Platform may not be accepted in the marketplace;

●	Our Remote Patient Monitoring Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the RPM platform;

●	Our success with the Remote Patient Monitoring Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Remote Patient Monitoring Medical Technology Platform may not be accepted in the marketplace;

●	Our Novo Connect Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the Novo Connect Medical Technology Platform;

●	Our success with the Novo Connect Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Novo Connect Medical Technology Platform may not be accepted in the marketplace;

●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations;

●	We may be unable to attract sufficient demand for and obtain acceptance of our medical CBD products by both multidisciplinary primary health care clinicians and patients;

●	Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD;

●	Risks associated with the CBD products industry;

●	FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition;

●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing, and sales of products derived from those plants under state law of the United States;

●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD;

●	There may be unanticipated delays in the development and introduction of our prospective medicinal CBD products and/or our inability to control costs;

●	If needed, we may be unable to consistently retain or hire third-party manufacturers, suppliers, or other service providers to produce our prospective medicinal CBD products;

●	We do not have control over all third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated;

●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses;

●	Confusion between legal CBD and illegal cannabis;

●	Seasonal fluctuations in revenue;

●	Our failure to promote and maintain a strong brand;

●	Failure to achieve or sustain profitability;

●	Our failure to successfully or cost-effectively manage our marketing efforts and channels, and the failure of such efforts and channels to be effective in generating leads and business for the Company or any of its affiliated providers;

●	Significant competition;

●	Adequate protection of confidential information;

●	The business risks of United States and international operations;

●	Our vulnerability to changes in consumer preferences and economic conditions;

●	Potential litigation from competitors and health related claims from patients and customers;

●	A limited market for our common stock;

●	Our ability to adequately protect the intellectual property used to produce our prospective medicinal CBD products; and

●	Our ability to stay abreast of modified or new laws and regulations applying to our business.

History of operating losses and negative cash flow.

For the fiscal years ended August 31, 2020 and 2019, we reported net losses of $ 4,924,209 and $403,579, respectively, and negative cash flow from operating activities of $441,694 and $822,268, respectively. As of August 31, 2020, we had an aggregate accumulated deficit of $16,507,127.

Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our long-term success is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business.

Novo Integrated Sciences, Inc. is a parent company and depends upon our subsidiaries for our cash flows.

We are a parent company. All of our operations are conducted, and some of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

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

Robert Mattacchione, our Chief Executive Officer, has voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of this filing, Mr. Mattacchione, our Chief Executive Officer, beneficially owns 129,085,613 shares of our common stock, which represents 54.81% of the voting power of our outstanding common stock. As a result, Mr. Mattacchione controls a majority voting power and therefore is able to control all matters submitted to our shareholders for approval. Mr. Mattacchione may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

As a board member, Mr. Mattacchione owes a fiduciary duty to our shareholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, Mr. Mattacchione is entitled to vote his shares in his own interest, which may not always be in the interests of our shareholders generally.

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

Our amended and rested articles of incorporation provide the that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated articles of incorporation provide that “[u]nless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the NRS, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be a state or federal court located within the state of Nevada, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision is intended to apply to claims arising under Nevada state law and would not apply to claims brought pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”) or Securities Act of 1933, as amended (the “Securities Act”), or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated articles of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived the our compliance with these laws, rules and regulations.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, COVID-19 began to spread to several other countries and ultimately COVID-19 infections were reported globally with the COVID-19 virus outbreak ultimately being recognized as a pandemic.

Specific to our eldercare related services, operating under COVID-19 related authorized governmental proclamations and directives which included certain eldercare related services being deemed essential, NHL was able to quickly expand its existing eldercare related physiotherapy service “virtual-care” platform, which pre-pandemic was primarily focused on providing “virtual-care” services to both smaller and remote eldercare homes to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. Given NHL had established “virtual care” procedures and forms, complete with video consent and assessment forms already vetted and approved by the Ontario College of Physiotherapists, NHL was well-positioned to expand the delivery of certain of its eldercare related contracted services, via “virtual-care” technology, ensuring continuity of service for our long-term care and retirement home clients.

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

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

Specific to our clinic related services and products, operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

Specific to our eldercare related services, operating under COVID-19 related governmental proclamations and directives which included certain eldercare related services being deemed essential, NHL was able to quickly expand its existing eldercare related physiotherapy service “virtual-care” platform, which pre-pandemic was primarily focused on providing “virtual-care” services to both smaller and remote eldercare homes to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. Given NHL had established “virtual care” procedures and forms, complete with video consent and assessment forms already vetted and approved by the Ontario College of Physiotherapists, NHL was well-positioned to expand the delivery of certain of its eldercare related contracted services, via “virtual-care” technology, ensuring continuity of service for our long-term care and retirement home clients.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of this filing, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future.

With our clinics re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, as of August 31, 2020 NHL’s Clinic based patient flow has met and exceeded 75% of pre-COVID-19 shutdown levels. In addition, as of August 31, 2020, NHL’s eldercare related revenue for the fiscal year 2020 fourth quarter exceeds 90% compared to eldercare based revenue for the fiscal year 2019 fourth quarter. As of August 31, 2020, the Company has 73 full-time employees and 37 part-time employees

Based on no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may impact the Company’s business for the 1st quarter of fiscal year 2021 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Risks Related to our Multidisciplinary Primary Health Care Business

We may not be able to successfully implement our business growth initiatives for our multidisciplinary primary health care business on a timely basis or at all, which could harm our business, financial condition and results of operations.

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

To achieve our business growth initiative, we will need to acquire and open new clinics and operate them on a profitable basis. We expect this to be the case for the foreseeable future. In addition, we will need to identify and secure staffing opportunities as well. We consider numerous factors in identifying target markets where we can enter or expand and staffing opportunities that we can secure.

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

If we are unable to find and secure attractive target clinics to expand in existing markets or enter new markets, our revenues and profitability may be harmed, we may not be able to implement our business growth initiatives and our financial results may be negatively affected.

Our intended acquisition and opening of clinics and increase in staffing in new markets exposes us to various risks and may require us to develop new business models.

Our growth and profitability depend on our ability to implement our business growth initiatives by expanding the number of clinics we operate and the amount of staffing in both new and existing markets. We cannot assure you our efforts to expand into new markets, particularly where we do not currently operate, will succeed. To operate in new markets, we may be required to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks.

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

Although we currently operate 16 corporate owned multidisciplinary primary health care clinics, our administrative, corporate and general organizational infrastructure is designed to support numerous additional clinics. Consequently, we expect that our monthly expenses will continue to exceed our monthly cash receipts until we significantly increase the number of our multidisciplinary primary health care clinics. Depending on the results of our operations, we may need to raise additional capital to cover our operating and expansion costs.

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

In general, our business growth initiatives involve the acquisition and opening of strategically located clinics. Clinics that we intend to acquire and open may not meet our revenue or profit targets or may take longer than anticipated to do so. If our acquired or new clinics do not perform as planned, our business and future prospects could be harmed. If we are unable to manage successfully the potential difficulties associated with acquiring and opening new clinics, we may not be able to capture the efficiencies and opportunities that we expect from our expansion strategy. Our inability to capture expected efficiencies of scale, maintain patient volumes, improve our systems and equipment, continue our cost discipline, and retain appropriate physician and overall labor levels, could have a material adverse effect on our business, financial condition and results of operations.

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

In order to maintain brand consistency across our multidimensional primary health care clinics, we may need to make significant capital expenditures to the interior and exterior of our clinics. This may include making real property improvements and upgrading our medical equipment to serve our patients and remain competitive. Changing competitive conditions or the emergence of significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. Along these lines, if the systems and technology of our target clinics differ from those we have chosen to utilize, we may be required to invest significant capital to either convert, terminate, or integrate the varying medical technology platforms. If we are unable to fund any such investment or otherwise fail to make necessary capital expenditures, our business, financial condition, or results of operations could be materially and adversely affected.

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

With respect to our operations in Canada, we may be unable to enter into or maintain contracts for our affiliate multidisciplinary primary health care clinics and eldercare focused facilities or services on favorable terms with commercial payors.

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

Our clinics and affiliate clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland. If there were an adverse regulatory, economic or other development in any of those states, our patient volume could decline, our ability to operate our clinics under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Medical professionals, including multidisciplinary primary health care clinicians and practitioners, have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. In Canada, our clinicians and practitioners, whether an employee or independent contractor, are responsible for their own professional liability insurance coverage. As provided in Canadian rules and regulations, our liability insurance coverage is not required to cover our clinicians and practitioners. As we expand in the United States, we anticipate procuring insurance coverage for our affiliated multidimensional primary health care clinicians, practitioners and corporate entities. In addition, as we expand our menu of services and related products through our various Medical Technology Platforms or possible acquisition of a medical licensed primary care practice, we will be subject to lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing.

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

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded health care. There are also a growing number of providers that offer ancillary healthcare services. Examples include elective surgical or cosmetic procedures.

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

Health industry participants that offer a particular service need to understand how the service is regulated. If the service involves the performance of a regulated or controlled act (i.e., acts that can only be performed by a particular category or categories of regulated health professionals or their delegates) then the involvement of one or more duly qualified health professionals will likely be required. Also, it may be necessary to implement certain protocols and procedures in order to comply with the requirements of the regulatory colleges that govern the practices of any such professionals. Complying with such requirements can have significant commercial implications.

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

Risks Related to our Telemedicine Medical Technology Platform, Remote Patient Monitoring Medical Technology Platform and Novo Connect Medical Technology Platform

We may be unsuccessful in the development, usage, application and commercialization of each or all of our Medical Technology Platforms

Our Telemedicine Medical Technology Platform, which is currently operating with limited usage and remains primarily under development, is intended to provide patients with real-time access to third-party primary care medically licensed physicians and specialists in various disciplines as well as multidisciplinary health care clinicians. Telemedicine is transforming traditional approaches to all components of the health industry by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care licensed physicians, nurses, nurse practitioners, specialists and multidisciplinary primary care clinicians. Our advanced Telemedicine Medical Technology Platform intends to integrate certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our Telemedicine Medical Technology Platform is intended to allow any type of health care clinic or location to install and utilize our Telemedicine Medical Technology Platform at a relatively low-cost point of entry.

Our Remote Patient Monitoring Medical Technology Platform, which is currently operating with limited usage and remains primarily under development, is intended to empower a patient with real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. We intend to expand our RPM Platform to not only our Canadian clinics and affiliate clinics but to clinics and medically licensed providers throughout Canada and the United States.

Our Novo Connect Medical Technology Platform is currently in development and build-out. Novo Connect is intended to be an app designed as a secure patient-centered portal which will allow the integration of numerous source systems for patient interface by facilitating communication between the patient and the patient’s provider. The Novo Connect app will be developed for Web, iOS and Android application to optimize communication between source systems. Novo Connect is being designed to allow patients to have direct control of their overall healthcare and wellness by providing a suite of secure, reliable engagement features

The success of our Medical Technology Platforms will highly be dependent upon our ability to develop relationships with both Canadian based and United States based medically licensed primary care providers and specialist in addition to multidisciplinary primary health care clinicians.

Our success will highly be dependent upon our ability to develop relationship with our patients, primary care medically licensed physicians, nurse practitioners, and specialists in addition to multidisciplinary primary health care clinicians and practitioners. If we cannot generate relationships with these medical professionals to translate into service contracts or license agreements for our Medical Technology Platforms we may need to cease the development and commercialization of each or all Medical Technology Platform.

Our Medical Technology Platforms may not be accepted in the Canadian and United States marketplace.

Uncertainty exists as to whether our Medical Technology Platforms will be accepted by potential users; including, but not limited to third-party Canadian based and United States based primary care medically licensed physicians and specialists in various medical disciplines, multidisciplinary primary care clinicians and practitioners; as well as patients. A number of factors may limit the market acceptance of our Medical Technology Platforms including the price relative to other product offerings. There is a risk that primary care medically licensed physicians and specialists, multidisciplinary primary health care clinicians or patient acceptance will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our Medical Technology Platforms will be new in the market, primary care medically licensed physicians and specialists, multidisciplinary health care clinicians, or patient acceptance will elect not to use each or all of our Medical Technology Platforms simply because it will provide ease of access and reduced costs for patients.

Primary care medically licensed physicians and specialists, multidisciplinary health care clinicians and patients need to be persuaded that our Medical Technology Platform services are justified for the anticipated benefit, but there is no assurance that sufficient numbers of patients will be convinced to enable a successful market to develop for each or all of our Medical Technology Platforms.

In the event that we are not able to market and significantly increase the number of primary care medically licensed physicians and specialists, multidisciplinary health care clinicians, or patients that use our Medical Technology Platforms, or if we are unable to charge the necessary prices, we may need to cease operating each or all of our Medical Technology Platforms.

Defects or malfunctions in our Medical Technology Platforms could hurt our reputation, sales and profitability.

The acceptance of our Medical Technology Platforms will depend upon their effectiveness and reliability. Each of our Medical Technology Platforms will be complex and will be continually modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause each or all of our Medical Technology Platforms to malfunction and our customers’ use of our Medical Technology Platforms is interrupted, our reputation could suffer, and our potential revenues could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions.

There can be no assurance that, despite our testing, errors will not be found in each or all of our Medical Technology Platforms or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service, any of which would have a material adverse effect upon our business, operating results and financial condition.

Software failures, breakdowns in the operations of our servers and communications systems or the failure to implement system enhancements could harm our business.

The operational success of our Medical Technology Platforms will depend on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services and could result in the loss of primary care medically licensed physician and specialists, multidisciplinary primary care clinicians or patients. While all our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

Additionally, significant delays in the planned delivery of system enhancements, improvements, and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although, we plan to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers’ and their end users’ confidential and proprietary information.

Our Medical Technology Platforms are being designed to maintain the confidentiality and security of our patients’ confidential and proprietary data stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop each or all of our Medical Technology Platforms which may never become sufficiently successful.

Our business growth initiatives include the successful development, launch and operations of each and all of our Medical Technology Platforms. Although management will take every precaution to ensure that our Medical Technology Platforms will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of each or all of our Medical Technology Platforms, once commercialized, can be numerous, including:

●	market demand for each or all of our Medical Technology Platforms proves to be smaller than we expect;

●	further each or all of our Medical Technology Platform’s development (i) turns out to be costlier than anticipated or takes longer; (ii) requires significant adjustment post commercialization, rendering the each or all of our Medical Technology Platforms uneconomic or extending considerably the likely investment return period; (iii) additional regulatory requirements may increase the overall costs of the development; patent conflicts or unenforceable intellectual property rights; and (iv) primary care medically licensed physicians and specialists and clients may be unwilling to adopt and/or use each or all of our Medical Technology Platforms.

●	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

We cannot be certain that we will obtain patents for each or all of our Medical Technology Platforms or that such patent will protect us from competitors.

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for each or all of our Medical Technology Platforms, which is both costly and time consuming. We still are in the process to evaluate the patent potential of each and all of our Medical Technology Platforms. The Patent Office typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of each or all of our Medical Technology Platforms, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States and Canada are maintained in secrecy until the patent issues and, since publication of patents tends to lag behind actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

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

Risks Related to the United States Regulatory System as to Medicinal CBD Products

Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our prospective products containing CBD.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate our prospective medical CBD products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our patients and customers bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the United States Food and Drug Administration’s (“FDA”) oversight authority over CBD products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our prospective medicinal CBD products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although our prospective medicinal CBD product offerings will comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

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

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. Initially, we intend to use hemp-derived CBD from growers and processors in Canada where such production is legal to produce our prospective medicinal CBD products. Although hemp and hemp seeds may legally be imported into the United States, the importation of products containing THC, including CBD products, into the United States may be illegal if the CBD products cause THC to enter the human body. In that case, we will be required to purchase all our hemp-derived prospective medicinal CBD products from licensed growers and processors in states in the United States where such production is legal. In addition, as described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

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

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our intended launch of certain medically related products containing hemp-derived CBD. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Confusion between legal CBD and illegal Cannabis

There is the risk that confusion or uncertainty surrounding products that are offered with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from shareholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

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

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to sell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty selling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to sell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

Our common stock is a “penny stock” under SEC rules. It may be more difficult to sell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 235,531,411 shares of our common stock outstanding as of December 7, 2020, approximately 39,326,638 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain a corporate address at 11120 NE 2nd Street, Suite 100, Bellevue, Washington 98004. Our telephone number there is (206) 617-9797. We pay no rent or other fees for the use of the Company’s corporate address.

Our wholly owned subsidiary, Novo Healthnet Limited, has corporate offices located at 119 Westcreek Dr., Suite 1, Woodbridge, Ontario Canada L4L 9N6. This location is approximately 2,450 square feet. The lease expires on March 31, 2023 and is not subject to renewal. Terms of the lease provide for a base rent payment of CAD$3,750 (approximately $2,878 as of August 31, 2020) per month.

Novo Healthnet Limited currently operates our 16 corporate-owned clinics through standard tenancy agreements out of leased properties located at:

(1)	Novo Healthnet Limited (Etobicoke)
5359 Dundas Street West, Suite B100, Toronto, Ontario M9B 1B1, Canada;

(2)	Novo Healthnet Limited (Niagara Falls)
4056 Dorchester Rd., Suites 104 & 105, Niagara Falls, Ontario L2E 6M9, Canada;

(3)	Novo Healthnet Limited (Richmond)
9665 Bayview Ave., Suite 10, Richmond Hill, Ontario L4C 9V4, Canada;

(4)	Novo Healthnet Limited (Scottfield)
60 Scottfield Drive, Lower Level, Scarborough, Ontario M1S 5T7, Canada;

(5)	Novo Healthnet Limited (Windsor)
250 Tecumseh Rd. E., Building 100, Unit 150, Windsor, Ontario N8X 2R3, Canada;

(6)	Back on Track (West Hunt Club)
6 Antares Drive Ph 1, Unit 3, Ottawa, Ontario K2E 8A9, Canada;

(7)	Back on Track (Richmond)
6265 Perth St, Richmond, Ontario K0A 2Z0, Canada;

(8)	Back on Track (Hunt Club)
380 Hunt Club Rd, Ottawa, Ontario K1V 1C1, Canada;

(9)	Back on Track (Findlay Creek)
4744 Bank Street, Unit 2, Gloucester, Ontario K1T 0K8, Canada;

(10)	Back on Track (Bells Corners)
2006 Robertson Rd., Unit 2, Nepean, Ontario K2H 1A5, Canada;

(11)	Back on Track (Westboro)
411 Roosevelt Avenue, Unit 309, Ajax, Ontario K2A 3X9, Canada;

(12)	Back on Track (Manotick)
5230 Mitch Owens Road, Manotick, Ontario K4M 1B2, Canada;

(13)	Back on Track (Carleton Place)
515 McNeely Drive, Unit 3, Carleton Place, Ontario K7C 0A8, Canada;

(14)	Back on Track (Kemptville)
11 Somerville Road, Kemptville, Ontario K0G 1J0, Canada;

(15)	Back on Track (Perth)
279 Canal Bank Road, Perth, Ontario K7H 3M6, Canada;

(16)	ActionPlus Physiotherapy Rockland
208-2741 Chamberland St., Rockland Ontario K4K 0B8 Canada.

Novo Healthnet Limited leases premises for the foregoing 16 corporate-owned clinics, ranging in terms of 0 to 10 years, with monthly lease rates ranging from CAD$1,500 (approximately $1,151 as of August 31, 2020) to CAD$9,492.35 (approximately $7,284 as of August 31, 2020). The aggregate monthly rent for the corporate-owned clinic properties is CAD$97,341 (approximately $74,699 as of August 31, 2020). These leases have expiration dates between 2020 and 2029.

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

	Bid Prices
	Low	High
FISCAL 2019

First Quarter (September 1, 2018 through November 30, 2018)	$0.82	$2.10
Second Quarter (December 1, 2018 through February 28, 2019)	$1.36	$2.10
Third Quarter (March 1, 2019 through May 31, 2019)	$1.02	$1.64
Fourth Quarter (June 1, 2019 through August 31, 2019)	$0.34	$1.37

FISCAL 2020

First Quarter (September 1, 2019 through November 30, 2019)	$0.30	$0.70
Second Quarter (December 1, 2019 through February 29, 2020)	$0.30	$0.76
Third Quarter (March 1, 2020 through May 31, 2020)	$0.144	$0.36
Fourth Quarter (June 1, 2020 through August 31, 2020)	$0.116	$0.55

FISCAL 2021

First Quarter (September 1, 2020 through November 30, 2020)	$0.211	$0.46

On December 7, 2020, the closing bid price of our common stock as reported on the OTCQB was $0.3501 and there were approximately 534 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

We have 10,000,000 shares of common stock authorized and 9,375,000 shares of common stock reserved for issuance under equity compensation plans.

During the fiscal year ended August 31, 2020, the Company engaged in the following stock issuances that were not registered under the Securities Act:

●	On October 12, 2019, the Company sold 235,400 restricted shares of common stock to an accredited investor for a purchase price of $75,328. The shares were issued on October 15, 2019

●	On October 19, 2019, the Company sold 118,969 restricted shares of common stock to an accredited investor for a purchase price of $38,071. The shares were issued on October 22, 2019.

●	On December 20, 2019, the Company issued 8,000,000 restricted shares of common stock to 2731861 Ontario Corp. in connection with entry into an Intellectual Property Asset Purchase Agreement, dated December 17, 2019, Such shares had a value of CAD$3,989,530 (approximately $5,248,000 as of December 17, 2019).

●	On March 13, 2020, the Company issued 965,578 restricted shares of common stock to Cloud DX in connection with entry into that certain First Amendment with Cloud DX, dated March 9, 2020 and effective March 6, 2020, to the Cloud DX Perpetual Software License Agreement, originally dated February 26, 2019. Such shares had a value of $386,231.

On July 21, 2020, the Company issued 150,909 restricted shares of common stock as consideration for payment in full of a related party loan debt with a value of CAD$304,321 (approximately $226,363 as of July 21, 2020) based on a per share price of $1.50. The shares were issued on July 31, 2020.

On July 31, 2020, the Company executed a Letter of Engagement (“LOE”) with Maxim Group LLC (“Maxim”) to retain Maxim for general financial advisory, investment banking and digital marketing services. As provided for in the LOE, the Company issued 1,000,000 restricted shares of common stock as consideration for payment of Maxim’s services. The shares were issued on August 10, 2020 with a value of $340,000 based on a per share price of $0.34 on the execution date of the LOE

Except for the issuance on March 13, 2020, the above issuances and sales were made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act. The issuances involved an offer and sale of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The issuance on March 13, 2020 was made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Novo Integrated Sciences, Inc. and its subsidiaries (collectively, the “Company” or “Novo Integrated”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included elsewhere in this Annual Report on Form 10-K.

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

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and products through the integration of medical technology, advanced therapeutics and rehabilitative science. Currently, the Company’s revenue is generated solely through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides our services and products through both clinic and eldercare related operations.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of 102 affiliate clinics, and 220 eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of brick and mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various Medical Technology Platforms either in-use or under development.

Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

The occupational therapists, physiotherapists, chiropractors, massage therapists, chiropodists and kinesiologists contracted, by NHL, to provide occupational therapy, physical therapy and fall prevention assessment services are registered with the College of Occupational Therapists of Ontario, the College of Physiotherapists of Ontario, College of Chiropractors of Ontario, College of Massage Therapists of Ontario, College of Chiropodists of Ontario, and the College of Kinesiologists of Ontario regulatory authorities.

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

Recent Developments

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, COVID-19 began to spread to several other countries and ultimately COVID-19 infections were reported globally with the COVID-19 virus outbreak ultimately being recognized as a pandemic.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken, as well as the business impact related to the COVID-19 pandemic.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees.

Specific to our clinic related services and products, operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

Specific to our eldercare related services and products, operating under COVID-19 related governmental proclamations and directives which included certain eldercare related services being deemed essential, NHL was able to quickly expand its existing eldercare related physiotherapy service “virtual-care” platform, which pre-pandemic was primarily focused on providing “virtual-care” services to both smaller and remote eldercare homes to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. Given NHL had established “virtual care” procedures and forms, complete with video consent and assessment forms already vetted and approved by the Ontario College of Physiotherapists, NHL was well-positioned to expand the delivery of certain of its eldercare related contracted services, via “virtual-care” technology, ensuring continuity of service for our long-term care and retirement home clients.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of this filing, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. Certain of these guidelines and protocols include both active and passive screening for staff and clients, enhanced cleaning measures using only Health Canada approved disinfectants and sanitizers, personal protective equipment usage, appropriate signage and markers throughout the clinics, and layout changes to the clinics to reflect proper physical distancing measures. Additional, more restrictive proclamations and/or directives may be issued in the future.

With our clinics re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, as of August 31, 2020 NHL’s clinic based patient flow has met and exceeded 75% of pre-COVID-19 shutdown levels. In addition, as of August 31, 2020, NHL’s eldercare related revenue for the fiscal year 2020 fourth quarter exceeds 90% compared to eldercare related revenue for the fiscal year 2019 fourth quarter. As of August 31, 2020, the Company has 73 full-time employees and 37 part-time employees.

Based on no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may impact the Company’s business for the first quarter of fiscal year 2021 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Return of Acquisition Deposit

On June 12, 2020, the Company terminated an acquisition letter of intent (“LOI”), resulting in the return, on June 26, 2020, of a CAD$350,000 (approximately $255,570 on June 26, 2020) deposit to the Company.

LA Fitness U.S. License Agreement & Guaranty

On September 24, 2019, Novomerica Health Group Inc. (“Novomerica”), a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between Novomerica and Fitness International, LLC (“U.S. License Agreement”).

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

Pursuant to the terms of the U.S. License Agreement, five separate initial licenses in Ohio were granted. Novomerica agreed to develop and open for business (a) at least two of such facilities by June 30, 2020, (b) at least two additional facilities by September 30, 2020, and (c) the final remaining facility by December 31, 2020 (“U.S. Development Schedule”). Pursuant to the terms of the U.S. License Agreement, in the event that Novomerica fails to meet the U.S. Development Schedule, the initial licenses that Novomerica has developed and opened for business will remain unaffected; however, Novomerica will lose the right to develop the remaining licenses.

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

In March 2020, as a result of guidelines issued by local, state, and federal authorities due to the COVID-19 pandemic, LA Fitness U.S. closed all facilities nationwide. Currently, under both government and internal corporate directives, LA Fitness U.S. is cautiously opening certain facilities to limited access and services. As a result, all contractual terms and conditions of our U.S. License Agreement are on hold, with all parties indicating the intention to amend the U.S. License Agreement and its timelines once “normal” activity resumes in the LA Fitness U.S. facilities. Re-engagement of the contract terms may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness U.S. based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness U.S. facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2021. Furthermore, in our discussions with LA Fitness U.S., all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness U.S. continues to indicate the desire to continue our contractual agreements upon LA Fitness U.S. re-opening facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness U.S. facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

LA Fitness Canada License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement with LAF Canada Company (“LA Fitness Canada”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between NHL and LA Fitness Canada (“Canada License Agreement”).

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

Pursuant to the terms of the Canada License Agreement, 17 separate initial licenses in Ontario, Canada and Alberta, Canada were granted. NHL agreed to develop and open for business (a) at least four of such facilities by March 31, 2020, (b) at least six additional facilities by June 30, 2020, (c) at least six additional facilities by September 30, 2020, and (4) the final remaining facility by December 31, 2020 (the “Canada Development Schedule”). Pursuant to the terms of the Canada License Agreement, in the event that NHL fails to meet the Canada Development Schedule, the initial licenses that NHL has developed and opened for business will remain unaffected; however, NHL will lose the right to develop the remaining licenses.

As defined in the Canada License Agreement, NHL has provided the initial four deposits due by March 31, 2020. In addition, NHL has engaged clinicians to sublicense the roll-out and operation of micro-clinics as defined in the Canada License Agreement clinics in LAF.

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

Pursuant to the terms of the Canada License Agreement, the Company agreed to execute that certain Guaranty Agreement (the “Canada Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness Canada. Pursuant to the terms of the Canada Guaranty, the Company irrevocably guaranteed the full, unconditional, and prompt payment and performance of all of NHL’s obligations and liabilities under the Canada License Agreement.

In March 2020, as a result of guidelines issued by local, provincial, and federal authorities due to the COVID-19 pandemic, LA Fitness Canada closed all facilities nationwide. Currently, under both government and internal corporate directives, LA Fitness Canada is cautiously opening certain facilities to limited access and services. As a result, all contractual terms and conditions of our Canada License Agreement are on hold with all parties indicating the intention to amend the Canada License Agreement and its timelines once “normal” activity resumes in the LA Fitness Canada facilities. Re-engagement of the contract terms may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness Canada based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness Canada facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2021. Furthermore, in our discussions with LA Fitness Canada, all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness Canada continues to indicate the desire to continue our contractual agreements upon the re-opening of LA Fitness Canada facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness Canada facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

Regulation A+ Offering

Beginning on June 29, 2020, in a “Tier 2 Offering,” pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, the Company offered, on a self-underwritten “best efforts” basis, up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000. The initial public Offering price per share of the Company’s common stock is $1.50 per share pursuant to the Offering. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The minimum investment amount per investor is $1,050 (700 shares of common stock), subject to waiver by the Company. As of the filing date of this Annual Report on Form 10-K, no shares have been sold and no funds have been raised through this Regulation A+ Offering.

Agreement to Cash Payment on a Related Party Debenture

On July 21, 2020, a related party debenture holder and the Company signed an Amendment No. 2 to a Debenture, originally dated September 30, 2013, to provide a cash payment equal to CAD$360,000 (approximately $267,768 as of July 21, 2020), which amount would be deducted from the debenture principal balance, resulting in a remaining principal balance of CAD$390,000 (approximately $290,082 as of July 21, 2020).

Agreement to Convert Debt to Common Stock, Related Party Debtee

On July 21, 2020, the Company and a related party debt holder agreed to convert the total remaining balance of a Loan Agreement, originally dated January 19, 2016, with a total balance owed, including principal and interest, equal to CAD$304,321 (approximately $226,363 as of July 21, 2020). The debt was converted into 150,909 restricted shares of the Company’s common stock at a per share price of $1.50. As a result of the stock issuance, the related party loan debt has been paid in full.

Engagement of Financial Advisor

On July 31, 2020, the Company engaged Maxim Group LLC as the Company’s financial advisor to assist the Company in articulating its growth strategy to the investment community and to assist the Company with its aspiration to up-list to a national exchange.

Officer Employment Agreement

On August 6, 2020, the Company and its President, Christopher David, entered into an Employment Agreement, effective August 5, 2020. In consideration thereof, the Company agreed to pay Mr. David a monthly salary of $8,000. In addition, the Company agreed to grant Mr. David an option to purchase 5,750,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The option fully vested on the date of grant and expires on August 6, 2025.

Extension of Acquisition LOI and Conversion of Refundable Deposit to Loan

On August 31, 2020, the Company extended the termination date of an acquisition LOI to September 1, 2021 and to convert the LOI refundable deposit of CAD$500,000 to a loan, payable to the Company, with an interest rate of 10% per annum and a due date of September 1, 2021.

For the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019

Revenues for the year ended August 31, 2020 were $7,860,567, representing a decrease of $1,561,258, or 16.6%, from $9,421,825 for the same period in 2019. The decrease in revenue is due to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic, offset by an increase in revenue as a result of the acquisition of Action Plus Physiotherapy Rockland in July 2019. During the period from March 17, 2020 to June 1, 2020 we provided primary healthcare services and products solely to patients with emergency and essential needs.

Cost of revenues for the year ended August 31, 2020 were $4,802,195, representing a decrease of $1,100,186 or 18.6%, from $5,902,381 for the same period in 2019. The decrease in cost of revenues is principally due the decrease in revenue. Cost of revenues as a percentage of revenue was 61.1% for the year ended August 31, 2020 and 62.6% for same period in 2019. The decrease in cost of revenues as a percentage of revenue was attributed to Canada Emergency Wage Subsidy (“CEWS”) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical staff.

Operating costs for the year ended August 31, 2020 were $7,320,970, representing an increase of $3,015,929, or 70.1%, from $4,305,041 for the same period in 2019. The increase in operating costs is primarily attributed to i) stock-based compensation of $2,918,033 for the year ended August 31, 2020 compared to $70,846 for the same period in 2019; ii) amortization of intangible assets of $1,369,350 for the year ended August 31, 2020; iii) offset by reduction in operating expenses due to the closure of our clinics, from March 17, 2020 to June 1, 2020, in response to the COVID-19 pandemic and iv) a reduction in write down of assets. Part of the reduction in operating expense is related to CEWS claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for office staff.

Other income (expense) for the year ended August 31, 2020 was $661,611, representing a decrease of $1,043,629, or 273.2%, from other income of $382,018 for the same period in 2019. The decrease is due to: i) a write off of an acquisition deposit in 2020, ii) a gain on the settlement of debt of $377,300 in 2019, iii) an increase in other expenses in 2020 compared to 2019, iv) a reduction in interest income; with items (i) through (iv) offset by a decrease in interest expense in 2020 due to less debt outstanding.

Net loss for the year ended August 31, 2020 was $4,924,209, representing an increase of $4,520,630, or 1,120.1%, from $403,579 for the same period in 2019. The increase in net loss is due to the reasons described above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the fiscal years ended August 31, 2020 and 2019, the Company has had net losses of $4,924,209 and $403,579, respectively.

During the year ended August 31, 2020, the Company used cash in operating activities of $441,694, compared to $822,268 for the same period in 2019. The principal reason for the decrease is the decrease in net loss incurred during the year ended August 31, 2020 as compared to the same period in 2019, changes in non-cash expense of stock-based compensation and changes in working capital accounts during the year ended August 31, 2020 compared to the same period in 2019.

During the year ended August 31, 2020, the Company generated cash from investing activities of $657,130 compared to cash used in investing activities of $842,914 for the same period in 2019. The principal reason for the change is the collection of other receivables of $669,240 in 2020 compared to cash paid for acquisition of assets of $132,055 and amount loaned as other receivables of $225,924 in 2019.

During the year ended August 31, 2020, the Company used cash of $271,687 in financing activities compared to cash generated from financing activities of $3,073,711 for the same period in 2019. The principal reason for the change is the sale of shares of common stock for $3,250,366 during the year ended August 31, 2019, offset by an increase of repayment of debentures, related party of $267,696 and repayments of amounts due to related parties.

On November 16, 2018, the Company accepted a $30,000 subscription agreement from an accredited investor residing outside the United States for the sale of 17,647 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.70. The shares were issued on November 20, 2018. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On November 16, 2018, the Company accepted a $501,929 subscription agreement from an accredited investor residing outside the United States for the sale of 545,575 restricted shares of the Company’s common stock, resulting in an effective price per share of $0.92. The shares were issued on November 20, 2018. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On December 18, 2018, the Company accepted a $1,867,250 subscription agreement from an accredited investor residing outside the United States for the sale of 2,029,620 restricted shares of the Company’s common stock, resulting in an effective price per share of $0.92. The shares were issued on December 20, 2018. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On January 15, 2019, the Company accepted a $180,744 subscription agreement from an accredited investor residing outside the United States for the sale of 115,271 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.57. The shares were issued on January 18, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

On April 19, 2019, the Company accepted a $112,140 subscription agreement from an accredited investor residing outside the United States for the sale of 89,712 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.25. The shares were issued on April 24, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On May 1, 2019, the Company accepted a $37,235 subscription agreement from an accredited investor residing outside the United States for the sale of 32,100 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.16. The shares were issued on May 3, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On May 3, 2019, the Company accepted a $149,060 subscription agreement from an accredited investor residing outside the United States for the sale of 128,500 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.16. The shares were issued on May 3, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On May 6, 2019, the Company accepted a $200,000 subscription agreement from an accredited investor residing outside the United States for the sale of 170,941 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.17. The shares were issued on May 7, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On June 4, 2019, the Company accepted a $22,268 subscription agreement from an accredited investor residing outside the United States for the sale of 21,413 restricted shares of the Company’s common stock, resulting in an effective price per share of $1.04. The shares were issued on June 6, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On October 12, 2019, the Company accepted a $75,328 subscription agreement from an accredited investor residing outside the United States for the sale of 235,400 restricted shares of the Company’s common stock, resulting in an effective price per share of $0.32. The shares were issued on October 15, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On October 19, 2019, the Company accepted a $38,071 subscription agreement from an accredited investor residing outside the United States for the sale of 118,969 restricted shares of the Company’s common stock, resulting in an effective price per share of $0.32. The shares were issued on October 22, 2019. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

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

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, NHL’s clinic related operations, which historically represent approximately 53% of the Company’s top-line revenue, were closed on March 17, 2020 for all in-clinic non-essential services while only providing certain virtual based and in-clinic emergency services. Accordingly, the Company’s top-line revenue for the year ended August 31, 2020 was adversely impacted with a top-line revenue reduction of 16.6% compared to the same period in 2019. However, the pandemic driven clinic shutdown is proving to have nominal effect on bottom-line income for the year ended August 31, 2020 as clinic related losses correlate directly with clinic operations. The significant increase in the net loss for 2020 was principally due the non-cash expenses related to stock-based compensation.

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, most of NHL’s contracted eldercare related services, which historically represent approximately 45% of the Company’s overall top-line revenue, have been identified as essential; thus, there has been nominal impact on our eldercare related top-line and bottom-line revenue.

NHL’s clinic related accounts receivable are primarily comprised of third-party major Canadian insurer accounts in which the collection process, while arduous, provides the Company with a high percentage of success for collection. The percentage for “non-collectable” receivables remains at levels that are typical based on historical data review. In addition, the pandemic has allowed for concentrated successful efforts in collecting existing receivables.

Specific to our current working capital position, as a result of the COVID-19 pandemic, the Company is able to participate in certain ongoing relief assistance programs provided for under Canada’s COVID-19 Emergency Response Plan and the United States CARES Act, both of which provide the Company access to funds for expenses such as wage subsidy, corporate forgivable loan programs, and rental subsidy. Based on all the above noted factors, the Company’s cash and cash equivalents was $2,067,718 at August 31, 2020 which was only slightly less than cash and cash equivalents of $2,083,666 at August 31, 2019.

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

With our clinics re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, as of August 31, 2020 NHL’s Clinic based patient flow has met and exceeded 75% of pre-COVID-19 shutdown levels. In addition, as of August 31, 2020, NHL’s eldercare related revenue for the fiscal year 2020 fourth quarter exceeds 90% compared to eldercare related revenue for the fiscal year 2019 fourth quarter.

Based on no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

Consolidation and Noncontrolling Interest

Judgment – The Company uses judgment in determining the entities that it controls and accordingly consolidates. An entity is controlled when the Company has power over an entity, exposure or rights to variable returns from its involvement with the entity and is able to use its power over the entity to affect its return from the entity. The Company has power over an entity when it has existing rights that give it the current ability to direct the relevant activities, which are the activities that significantly affect the investee’s returns. Since power comes from rights, power can result from contractual arrangements. However, certain contractual arrangements contain rights that are designed to protect the Company’s interest, without giving it power over the entity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO INTEGRATED SCIENCES, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Novo Integrated Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novo Integrated Sciences, Inc. and subsidiaries (the Company) as of August 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended August 31, 2020 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2020 Richmond Hill, Ontario, Canada December 9, 2020	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

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

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2020 and 2019

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$2,067,718	$2,083,666
Accounts receivable, net	1,732,432	1,463,529
Other receivables, current portion	302,664	300,994
Prepaid expenses and other current assets	191,723	250,398
Total current assets	4,294,537	4,098,587

Property and equipment, net	353,660	410,188
Intangible assets, net	26,623,448	22,358,567
Right-of-use assets	2,810,556	3,004,017
Other receivables, net of current portion	287,775	1,062,241
Acquisition deposits	383,700	716,688
Goodwill	636,942	623,081
TOTAL ASSETS	$35,390,618	$32,273,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$883,773	$1,144,812
Accrued expenses	194,708	205,784
Accrued interest (principally to related parties)	346,264	248,582
Government loans and note payable	83,292	-
Due to related parties	528,213	920,083
Operating lease liability, current portion	563,793	508,305
Total current liabilities	2,600,043	3,027,566

Debentures, related parties	952,058	1,201,591
Operating lease liability, net of current portion	2,266,887	2,500,004
TOTAL LIABILITIES	5,818,988	6,729,161

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2020 and 2019
Common stock; $0.001 par value; 499,000,000 shares authorized; 234,662,363 and 223,691,507 shares issued and outstanding at August 31, 2020 and 2019, respectively	234,662	223,691
Additional paid-in capital	44,694,258	35,813,203
Other comprehensive income	1,199,696	1,138,919
Accumulated deficit	(16,507,127)	(11,591,973)
Total Novo Integrated Sciences, Inc. stockholders’ equity	29,621,489	25,583,840
Noncontrolling interest	(49,859)	(39,632)
Total stockholders’ equity	29,571,630	25,544,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,390,618	$32,273,369

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2020 and 2019

	Years Ended
	August 31,	August 31,
	2020	2019

Revenues	$7,860,567	$9,421,825

Cost of revenues	4,802,195	5,902,381

Gross profit	3,058,372	3,519,444

Operating expenses:
Selling expenses	4,921	39,931
General and administrative expenses	7,286,305	4,019,865
Write down of assets	29,744	245,245
Total operating expenses	7,320,970	4,305,041

Loss from operations	(4,262,598)	(785,597)

Non operating income (expense)
Interest income	33,627	154,793
Interest expense	(156,662)	(222,155)
Other income (expense)	(194,055)	72,080
Gain on settlement of debt	-	377,300
Write off of acquisition deposit	(344,521)	-
Total other income (expense)	(661,611)	382,018

Loss before income taxes	(4,924,209)	(403,579)

Income tax expense	-	-

Net loss	$(4,924,209)	$(403,579)

Net loss attributed to noncontrolling interest	(9,055)	(11,595)

Net loss attributed to Novo Integrated Sciences, Inc.	$(4,915,154)	$(391,984)

Comprehensive loss:
Net loss	(4,924,209)	(403,579)
Foreign currency translation gain (loss)	60,777	(896)
Comprehensive loss:	$(4,863,432)	$(404,475)

Weighted average common shares outstanding - basic and diluted	230,340,805	217,322,628

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended August 31, 2020 and 2019

						Total
			Additional	Other		Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2018	207,881,743	$207,882	$10,053,683	$1,139,815	$(11,199,989)	$201,391	$(28,621)	$172,770

Common stock issued for cash	3,266,857	3,266	3,247,100	-	-	3,250,366	-	3,250,366
Common stock issued for interest in joint venture	12,000,000	12,000	21,588,000	-	-	21,600,000	-	21,600,000
Common stock issued for software license	458,349	458	758,109	-	-	758,567	-	758,567
Common stock issued for acquisition	84,558	85	95,465	-	-	95,550	-	95,550
Fair value of vested stock options	-	-	70,846	-	-	70,846	-	70,846
Foreign currency translation loss	-	-	-	(896)		(896)	584	(312)
Net loss	-	-	-	-	(391,984)	(391,984)	(11,595)	(403,579)

Balance, August 31, 2019	223,691,507	223,691	35,813,203	1,138,919	(11,591,973)	25,583,840	(39,632)	25,544,208

Common stock issued for cash	354,369	355	113,044	-	-	113,399	-	113,399
Common stock issued for licensing agreement	8,000,000	8,000	5,240,000	-	-	5,248,000	-	5,248,000
Common stock issued for software license	965,578	965	385,266	-	-	386,231	-	386,231
Common stock issued for conversion of related party debt	150,909	151	226,212	-	-	226,363	-	226,363
Common stock issued for services	1,500,000	1,500	588,500	-	-	590,000	-	590,000
Fair value of modification of stock option terms	-	-	62,822	-	-	62,822	-	62,822
Fair value of vested stock options	-	-	2,265,211	-	-	2,265,211	-	2,265,211
Foreign currency translation loss	-	-	-	60,777		60,777	(1,172)	59,605
Net loss	-	-	-	-	(4,915,154)	(4,915,154)	(9,055)	(4,924,209)

Balance, August 31, 2020	234,662,363	$234,662	$44,694,258	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2020 and 2019

	Years Ended
	August 31,	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,924,209)	$(403,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445,076	97,143
Fair value of vested stock options	2,265,211	70,846
Expense associated with modified stock option terms	62,822	-
Common stock issued for services	590,000	-
Operating lease expense	541,530	214,893
Gain on settlement of debt	-	(377,300)
Write down of assets	29,744	245,245
Loss on settlement of other receivable	74,360	-
Write off of acquisition deposit	344,521	-
Changes in operating assets and liabilities:
Accounts receivable	(229,015)	(151,254)
Prepaid expenses and other current assets	61,218	(91,097)
Accounts payable	(275,895)	(140,093)
Accrued expenses	(15,591)	(172,309)
Accrued interest	114,815	95,815
Operating lease liability	(526,281)	(210,578)
Net cash used in operating activities	(441,694)	(822,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,110)	(107,635)
Payment for acquisition deposit	(636,985)	(377,300)
Cash paid for acquisition of assets	-	(132,055)
Amounts loaned for other receivables	-	(225,924)
Collection of other receivable	669,240	-
Return of acquisition deposit	636,985	-
Net cash provided by (used in) investing activities	657,130	(842,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(198,778)	(176,655)
Repayments of debenture, related party	(267,696)	-
Proceeds from government loans and note payable	81,388	-
Proceeds from the sale of common stock	113,399	3,250,366
Net cash provided by (used in) financing activities	(271,687)	3,073,711

Effect of exchange rate changes on cash and cash equivalents	40,303	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,948)	1,407,961

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,083,666	675,705

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,067,718	$2,083,666

CASH PAID FOR:
Interest	$95,219	$129,459
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$5,634,231	$22,358,567
Common stock issued for debt	$226,363	$-
Common stock issued for acquisition of assets	$-	$95,550

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2020 and 2019

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

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and products through the integration of medical technology, advanced therapeutics and rehabilitative science. Currently, the Company’s revenue is generated solely through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides services and products through both clinic and eldercare related operations.

Through NHL’s 16 corporate-owned clinics, a contracted network of 95 affiliate clinics and 220 eldercare related long-term care homes, retirement homes and community-based locations in Canada, our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations.Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

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

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of shares of Novo Integrated’s common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 167,797,406 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

On November 3, 2017, Novomerica Health Group, Inc. (“Novomerica”) was incorporated, under the laws of the state of Nevada, as a wholly owned subsidiary of the Company for the purpose of expanding the Company’s operations into the United States.

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship (“JV”) with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects. Pursuant to the terms of the Joint Venture Agreement, (i) the Company has an 80% controlling interest and Kainai has a 20% interest in the JV; and (ii) the Company has sole discretion to identify the name and entity under which the JV will operate. The legal entity in which the JV will operate has not yet been identified or formed. The JV operations will primarily involve the production – including processing, packaging and sales of natural supplements derived from hemp derived cannabis oils. The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai. The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement. On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 12,000,000 restricted common shares to 247 with a value of $21,600,000.

On February 26, 2019, the Company entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX Inc. (“Cloud DX”) pursuant to which Cloud DX agreed to sell, and NHL agreed to purchase, a fully paid up, perpetual license, with 5-year conditional exclusivity, for the Cloud DX Bundled Pulsewave PAD-1A USB Blood Pressure Device, up-to-date product releases and Licensed Software Products (the “Licensed Software”) to include the:

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

On September 24, 2019, Novomerica, a wholly owned U.S. based subsidiary of the Company, entered into a Master Facility License Agreement with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). On February 24, 2020, this Master Facility License Agreement (the “LA Fitness U.S. Agreement”) was amended pursuant to the terms of that certain First Amendment to the LA Fitness U.S. Agreement.

On September 24, 2019, NHL entered into a Master Facility License Agreement with LAF Canada Company (“LA Fitness Canada”). On February 24, 2020, this Master Facility License Agreement (the “LA Fitness Canada Agreement”) was amended pursuant to the terms of that certain First Amendment to the LA Fitness Canada Agreement.

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada. Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 8,000,000 shares of restricted common stock of the Company.

On December 19, 2019, the Company entered into that certain Joint Venture Agreement (the “HGF JV Agreement”) between the Company and Harvest Gold Farms Inc. (“HGF”) relating to the development, management and arrangement of medicinal farming projects involving hemp and cannabis cash crops (the “Project”). Pursuant to the terms of the HGF JV Agreement, the parties agreed to work in a joint venture relationship, with the Company providing the development and operation of the Project, including sales, and HGF providing the land, farming expertise, biomass and necessary approvals for the development of the Project. Pursuant to the terms of the HGF JV Agreement, a corporation, namely, Novo Earth Therapeutics Inc. was formed where we have a 70% controlling interest.

The initial term of the HGF JV Agreement will, unless sooner terminated by consent of all parties, expire in five years from the effective date of the HGF JV Agreement. The Company and HGF may renew the HGF JV Agreement within two years of the expiration of the initial term upon mutual understanding.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic.

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal third quarter and we project the same for the fiscal fourth quarter.

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

With our clinics re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, as of August 31, 2020 NHL’s clinic related patient flow has met and exceeded 75% of pre-COVID-19 shutdown levels. In addition, as of August 31, 2020, NHL’s eldercare related revenue for the fiscal year 2020 fourth quarter exceeds 90% compared to eldercare related revenue for the fiscal year 2019 fourth quarter. As of August 31, 2020, the Company has 73 full-time employees and 37 part-time employees.

Based on no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date will impact the Company’s fiscal year 2021 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and comprehensive loss. The following table details the exchange rates used for the respective periods:

	August 31,	August 31,
	2020	2019

Period end: CAD to USD exchange rate	$0.7674	$0.7507
Average period: CAD to USD exchange rate	$0.7435	$0.7546

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Novomerica, Novo Healthnet Rehab Limited, Novo Assessments Inc., an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). All the Company’s subsidiaries are incorporated under the laws of the Province of Ontario or New Brunswick, Canada. All intercompany transactions have been eliminated.

An entity is controlled when the Company has the ability to direct the relevant activities of the entity, has exposure or rights to variable returns from its involvement with the entity, and is able to use its power over the entity to affect its returns from the entity.

Income or loss and each component of OCI are attributed to the shareholders of the Company and to the noncontrolling interests. Total comprehensive income is attributed to the shareholders of the Company and to the noncontrolling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive loss.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2020 and 2019, the allowance for uncollectible accounts receivable was $518,031 and $471,566, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2020 and 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at August 31, 2020 and 2019, the Company believes there was no impairment of its intangible assets.

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018 and Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019. Based on its review at August 31, 2020, the Company believes there was no impairment of its goodwill. As of August 31, 2019, the Company performed the required impairment reviews and determined that an impairment charge of $188,650 related to the goodwill for APKA Health, Inc was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Total

Balance, August 31, 2018	$382,350	$221,763	$-	$604,113
Goodwill acquired with purchase of assets	-	-	220,059	220,059
Impairment of goodwill	(188,650)	-	-	(188,650)
Foreign currency translation adjustment	(6,025)	(4,060)	(2,356)	(12,441)
Balance, August 31, 2019	$187,675	$217,703	$217,703	$623,081
Foreign currency translation adjustment	4,175	4,843	4,843	13,861
Balance, August 31, 2020	$191,850	$222,546	$222,546	$636,942

Acquisition Deposits

The Company has signed letters of understanding with potential acquisition candidate(s) which includes refundable acquisition deposits totaling $383,700 and $716,688 as of August 31, 2020 and 2019, respectively. During the year ended August 31, 2020, the Company wrote off an acquisition deposit of $344,521 which is considered impaired since the acquiree has been dissolved and is no longer in business.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, and due to related parties, the carrying amounts approximate their fair values due to their short term maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of August 31, 2020 and 2019, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Revenue from providing healthcare and healthcare related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services - gross service revenue is recorded in the accounting records at the time the services are provided (point-in-time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 17,845,000 and 10,095,000 options/warrants outstanding as of August 31, 2020 and 2019, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,199,696 and $1,138,919 at August 31, 2020 and 2019, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At August 31, 2020 and 2019, the amount due to related parties was $528,213 and $920,083, respectively, of which $458,550 are non-interest bearing, $22,084 bears interest at 6% per annum, and $47,579 bears interest at 13.75% per annum.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 150,909 shares of the Company’s common stock. The per share price used for the conversion of this debt was $1.50.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures to related parties at August 31, 2020 was $952,058.

Note 4 – Accounts Receivables, net

Accounts receivables, net at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Trade receivables	$1,948,520	$1,631,036
Amounts earned but not billed	301,943	304,059
	2,250,463	1,935,095
Allowance for doubtful accounts	(518,031)	(471,566)
Accounts receivable, net	$1,732,432	$1,463,529

Note 5 – Other Receivables

Other receivables at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$287,775	$281,513
Advance to corporation; non-interest bearing; unsecured; due not later than November 18, 2020	-	30,028
Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2020	76,740	75,070
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2021	225,924	225,924
Advance to corporation; accrues interest at 10% per annum; secured by property and other assets; due December 31, 2020	-	750,700
Total other receivables	590,439	1,363,235
Current portion	(302,664)	(300,994)
Long-term portion	$287,775	$1,062,241

During the year ended August 31, 2020, the Company settled another receivable for less than the amount due and recognized a loss on settlement of $74,360. During the year ended August 31, 2020 and 2019, the Company wrote off a note receivable for $29,744 and $56,595, respectively.

Note 6 – Property and Equipment

Property and equipment at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Leasehold improvements	$465,857	$453,233
Clinical equipment	301,337	285,307
Computer equipment	23,921	23,133
Office equipment	29,229	28,593
Furniture and fixtures	39,760	38,895
	860,104	829,161
Accumulated depreciation	(506,444)	(418,973)
Total	$353,660	$410,188

Depreciation expense for the years ended August 31, 2020 and 2019 was $75,726 and $97,143, respectively.

Note 7 – Intangible Assets

Intangible assets at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	758,567
Intellectual property	5,248,000	-
	27,992,798	22,358,567
Accumulated amortization	(1,369,350)	-
Total	$26,623,448	$22,358,567

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending August 31,
2021	$1,345,257
2022	1,345,257
2023	1,345,257
2024	1,345,257
2025	1,345,257
Thereafter	19,897,163
Total	$26,623,448

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

There was no amortization expense during 2020 and 2019 as the listed intangible assets have not been placed in service.

Note 8 – Accrued Expenses

Accrued expenses at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Accrued liabilities	$37,457	$59,661
Accrued payroll	117,823	115,912
Other	39,428	30,211
	$194,708	$205,784

Note 9 – Government Loans and Note Payable and Government Subsidy

Governmental loans and note payable at August 31, 2020 and 2019 consisted of the following:

	2020	2019
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.	$21,900	$-
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	61,392	-
	$83,292	$-

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$61,392 at August 31, 2020), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply.

Government Subsidy

During the year ended August 31, 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the year ended August 31, 2020, recorded a total of approximately $645,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Note 10 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 (approximately $6,225,163 on September 30, 2013) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On September 27, 2019, the debenture holders agreed to extend the due date to September 30, 2021.

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

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768.

At August 31, 2020 and 2019, the amount of debentures outstanding was $952,058 and $1,201,591, respectively.

Note 11 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2028. Effective March 1, 2019, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2020 and 2019:

		2020	2019
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,810,556	$3,004,017
Total lease assets		$2,810,556	$3,004,017

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$563,793	$508,305
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,266,887	2,500,004
Total lease liability		$2,830,680	$3,008,309

Lease obligations at August 31, 2020 consisted of the following:

Years Ending August 31,
2021	$802,214
2022	655,913
2023	590,196
2024	390,836
2025	315,539
2026	298,134
Thereafter	510,228
Total payments	3,563,060
Amount representing interest	(732,380)
Lease obligation, net	2,830,680
Less lease obligation, current portion	(563,793)
Lease obligation, long-term portion	$2,266,887

The lease expense for the year ended August 31, 2020 was $788,272. The cash paid under operating leases during the year ended August 31, 2020 was $772,798. The lease expense for 2019 (since adoption of ASC 842) was $313,180. The cash paid under operating leases during 2019 (since adoption of ASC 842) was $308,868.

At August 31, 2020, the weighted average remaining lease terms were 5.98 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2020 and 2019 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. As of August 31, 2020 and 2019 there were 234,662,363 and 223,691,507 common shares issued and outstanding, respectively.

During the fiscal year ended August 31, 2020, the Company:

●	issued 8,000,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $0.656 on the Agreement date of execution;

●	issued 965,578 restricted shares of common stock as consideration for the License Agreement Amendment No. 1 with a value of $386,231 based on the closing share price of $0.40 on the execution date of the Agreement Amendment No. 1;

●	issued 150,909 restricted shares of common stock as consideration for payment in full of a related party loan debt with a value of CAD$304,321 (approximately $226,363 as of July 21, 2020) based on a per share price of $1.50;

●	issued 1,000,000 restricted shares of common stock as consideration for general financial advisory, investment banking and digital marketing services valued at $340,000, The fair value was determined based on the market price of the Company’s common stock on the date of grant;

●	issued 500,000 S-8 shares, from the Company’s 2018 Incentive Plan, to an independent contractor as consideration for professional management consulting service valued at $250,000, The fair value was determined based on the market price of the Company’s common stock on the date of grants; and

●	issued 354,369 restricted shares of common stock for cash proceeds of $113,399.

During the fiscal year ended August 31, 2019, the Company issued:

●	12,000,000 restricted shares of common stock as consideration for the Assignment, to the Company, of a Joint Venture Agreement with a value of $21,600,000 based on the closing share price of $1.80 on the execution date of the Closing Certificate

●	458,349 restricted shares of common stock as consideration for a Licensing Agreement based on a per share price of $1.655 with a value of $758,567

●	84,558 restricted shares of common stock as consideration for an Asset Purchase Agreement based on a per share price of $1.13 with a value of $95,550

●	3,266,857 restricted shares of common stock for cash proceeds of $3,250,366

Stock Options and Warrants

On September 8, 2015, the Company adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 5,000,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During 2020 and 2019, the Company did not grant any awards under the 2015 Plan. As of August 31, 2018, 4,987,500 shares were available under the 2015 Plan for future grants, awards, options or share issuances. However, because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the Plan are no longer registered under the Securities Exchange Act of 1934, as amended, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2020, the 2018 Plan has 9,375,000 shares are available for award.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2018	10,030,000	0.30	4.56	$7,045,500
Granted	75,000	0.95
Forfeited	(10,000)	2.00
Exercised	-
Outstanding, August 31, 2019	10,095,000	0.30	3.58	$1,141,500
Granted	7,750,000	0.30
Forfeited	-
Exercised	-
Outstanding, August 31, 2020	17,845,000	0.22	4.09	$3,173,800
Exercisable, August 31, 2020	17,845,000	$0.22	4.09	$3,173,800

The exercise price for options/warrants outstanding at August 31, 2020:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
10,045,000	$0.16
7,750,000	0.30
50,000	0.50
17,845,000

For options granted during the fiscal year ended August 31, 2020 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.30 and the weighted-average exercise price of such options/warrants was $0.30. No options were granted during the fiscal year ended August 31, 2019 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $2,265,211 and $70,846 during the years ended August 31, 2020 and 2019, respectively. At August 31, 2020, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

	Years Ended August 31,
	2020	2019
Risk-free interest rate	0.21%	2.78%
Expected life of the options	2.5 years	3.5 years
Expected volatility	281%	294%
Expected dividend yield	0%	0%

During the year ended August 31, 2020, the Company re-priced the exercise price of 4,495,000 options to $0.16 and extended the expiration date of 4,370,000 options by two years. The change in fair value between the options using the original terms and the options using the new expiration dates and exercise prices was $62,822 which has been recorded as expense in the accompanying consolidated statements of operations and comprehensive loss.

Note 13 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2020 and 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the year ended August 31, 2020 and 2019 were $nil.

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2020
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(232,991)		$(4,682,163)		$(4,915,154)

Expected income tax benefit	(61,743)	-26.5%	(1,264,184)	-27.0%	(1,325,927)
Stock based compensation	-	0.0%	787,869	16.8%	787,869
Change in valuation allowance	61,743	26.5%	476,315	10.2%	538,058
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2019
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax income (loss)	$8,752		$(412,331)		$(403,579)

Expected income tax expense (benefit)	2,319	-26.5%	(111,329)	-27.0%	(109,010)
Stock based compensation	-	0.0%	19,128	4.6%	19,128
Change in valuation allowance	(2,319)	26.5%	92,201	22.4%	89,882
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	2020	2019
Deferred income tax asset
Net operating loss carryforwards	$2,913,805	$2,126,745
Total deferred income tax asset	2,913,805	2,126,745
Less: valuation allowance	(2,913,805)	(2,126,745)
Total deferred income tax asset	$-	$-

The valuation allowance for the years ended August 31, 2020 and 2019 increased by $787,060 and $51,708, respectively. The increase in 2020 was the result of the Company generating additional net operating losses. The increase in 2019 was the result of the Company generating additional net operating losses offset by a decrease resulting from the reduction of the federal income tax rate from 34% to 21% enacted in 2017, effective in 2018.

The Company has recorded as of August 31, 2020 and 2019 a valuation allowance of $2,913,805 and $2,126,745, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2020 and 2019.

The Company has net operating loss carry-forward of approximately $3,248,000 and $4,397,000 in the United States and Canada, respectively. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2020, 2019 and 2018 tax years are still subject to audit.

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

On February 26, 2019, the Company and Novo Healthnet Limited entered into a Software License Agreement (the “Cloud DX License”) with Cloud DX, Inc. (“Cloud DX”), a medical device company operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring Medical Technology Platform and Chronic Care Management. Under the terms of the Cloud Dx License, Cloud Dx was issued 458,349 restricted shares of the Company’s common stock having a value of CAD$1,000,000 (approximately $758,567 as of February 26, 2019). The shares were issued on March 4, 2019.

On July 22, 2019, the Company, NHL and Societe Professionnelle de Physiotherapie M Dignard carrying on business as Action Plus Physiotherapy Plus Rockland “APPR”), located in Rockland Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all of the business assets of Action Plus Physiotherapy Rockland in exchange for an aggregate purchase price of CAD$300,000. Per the terms of the Asset Purchase Agreement, APPR was issued 84,558 restricted shares of common stock having a value of CAD$125,000 (approximately $95,550 as of July 19, 2019); and, was paid a cash amount of CAD$175,000 (approximately $132,055 as of July 22, 2019). The shares were issued on July 26, 2019. The purchase price was allocated to goodwill of $220,059 (CAD$290,000), to equipment of $6,791 (CAD$9,000) and to inventory of $755 (CAD$1,000). The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

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

Note 16 – Subsequent Events

On September 24, 2020, the Company accepted a $92,000 subscription agreement from an accredited investor residing outside the United States for the sale of 219,048 restricted shares of the Company’s common stock, resulting in an effective price per share of $0.42. The shares were issued on September 24, 2020.

On October 20, 2020, the Company executed a Statement of Work Agreement (“SOW”) for marketing and public relations services over a 6-month term. As consideration for payment of services provided for in the SOW, the Company (i) issued 150,000 restricted shares of common stock; and (ii) will pay $8,000 per month. The shares were issued on October 22, 2020.

On October 21, 2020, the Company executed a Consulting and Services Agreement (“CSA”) for marketing and strategic planning services over a 6-month term. As consideration for payment of services provided for in the CSA, the Company (i) issued 500,000 restricted shares of common stock; and (ii) will pay $6,000 per month, and (iii) will pay a one-time $17,000 fee at the end of the 6-month term. The shares were issued on October 26, 2020.

On November 9, 2020, stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, as amended (the “Articles”), to effect a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-5 and no more than 1-for-10, with such ratio to be determined by the sole discretion of the Board of Directors, with any fractional shares being rounded up to the next higher whole shares (the “Reverse Split”). On November 9, 2020, the Company’s Board of Directors approved the Reverse Split in a ratio of 1-for-10 and the Company filed a certificate of amendment to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective November 30, 2020; provided, however, that in no event will the Reverse Split become effective until it has been processed by the Financial Industry Regulatory Authority (“FINRA”).

On November 23, 2020, in order to change the effective date of the Reverse Split to December 10, 2020, the Company terminated the November 9, 2020 certificate of amendment and filed a new certificate of amendment to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective December 10, 2020; provided however, that in no event will the Reverse Split become effective until it has been processed by FINRA. The Company expects that the Reverse Split in a ratio of 1-for-10 will be effective on or about December 10, 2020.

On December 4, 2020, the Company temporarily delayed the Reverse Split. In order to delay the effective date of the Reverse Split, the Company terminated the November 23, 2020 certificate of amendment and filed a new certificate of amendment to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective January 29, 2021; provided, however, that in no event will the Reverse Split become effective until it has been processed by the Financial Industry Regulatory Authority.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2020. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2020, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2020 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously disclosed, on November 9, 2020, stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, as amended (the “Articles”), to effect a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-5 and no more than 1-for-10, with such ratio to be determined by the sole discretion of the Board of Directors, with any fractional shares being rounded up to the next higher whole shares (the “Reverse Split”). On November 9, 2020, the Company’s Board of Directors approved the Reverse Split in a ratio of 1-for-10 and the Company filed a certificate of amendment to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective November 30, 2020.

Also as previously disclosed, on November 23, 2020, in order to change the effective date of the Reverse Split to December 10, 2020, the Company terminated the November 9, 2020 certificate of amendment and filed a new certificate of amendment to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective December 10, 2020.

On December 4, 2020, the Company temporarily delayed the Reverse Split. In order to delay the effective date of the Reverse Split, the Company terminated the November 23, 2020 certificate of amendment (the “December 4 Termination”) and filed a new certificate of amendment (the “December 4 Amendment”) to the Articles implementing the Reverse Split in a ratio of 1-for-10 effective January 29, 2021; provided, however, that in no event will the Reverse Split become effective until it has been processed by the Financial Industry Regulatory Authority.

The foregoing description of the December 4 Termination and the December 4 Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the December 4 Termination and the December 4 Amendment, copies of which are filed as Exhibits 3.5 and 3.6, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	52	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	61	President and Director of Novo Integrated Sciences, Inc.

Klara Radulyne	43	Principal Financial Officer of Novo Integrated Sciences, Inc.

Pierre Dalcourt	50	Director of Novo Integrated Sciences, Inc. and President of Novo Healthnet Limited

Michael Gaynor	54	Secretary and Director of Novo Integrated Sciences, Inc.

Biographies

Mr. Robert Mattacchione. Mr. Mattacchione has served as the Company’s Chairman of the Board and Chief Executive Officer since October 2018. He is a co-founder and the Chairman of Novo Healthnet Limited, which was founded in September 2013 and acquired by the Company in May 2017.

Mr. Mattacchione brings knowledge and experience leading the development of operational business interests worldwide, including mining exploration and production of natural resources in Europe and South America, pharmaceutical product development and manufacturing in Africa and Europe, and renewable energy development and production in South America. Mr. Mattacchione provides the Company with deep experience in formulating adaptive strategies, analyzing processes and engaging highly qualified personnel. Mr. Mattacchione does not hold, and has not previously held, any directorships in any reporting companies.

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

Mr. Christopher M. David. In August 2014, Mr. David was appointed as the Company’s Secretary, Treasurer and Board Director. In May 2015, Mr. David was appointed as the Company’s President and resigned as the Company’s Secretary and Treasurer.

Mr. David brings knowledge and experience based on his past 25 years as a private investor in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, bio-tech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 6 years prior to assuming his duties as Secretary, Treasurer and Director of the company in August 2014.

Mr. David does not hold, and has not previously held, any directorships in any reporting companies. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David is a 1989 graduate of University of Washington with a B.A. degree in Political Science.

Ms. Klara Radulyne, CPA CGA. Since May 2017, Ms. Radulyne has served as the Company’s Principal Financial Officer managing all accounting and finance functions. In addition, Ms. Radulyne serves as NHL’s Vice-President, Finance after initially serving as the NHL controller. From 2006 to 2014, Ms. Radulyne worked as a junior accountant for ICC Healthnet Canada Inc.

Ms. Radulyne does not hold, and has not previously held, any directorships in any reporting companies. Ms. Radulyne is a year 2000 graduate of Corvinus University, Budapest, Hungary with an Accounting and Corporate Valuation Master’s Degree. In 2006, Ms. Radulyne moved to Canada. In 2010, Ms. Radulyne earned her Canadian CGA designation and in 2014 she earned her Canadian CPA designation.

Dr. Pierre P. Dalcourt, D.C. Since May 2017, Dr. Dalcourt has served as a member of the Company’s Board of Directors. From May 2017 to October 2018, Dr. Dalcourt also served as the Company’s Chairman of the Board. Dr. Dalcourt is a co-founder of Novo Healthnet Limited which was established in September 2013 and acquired by the Company in May 2017.

Dr. Dalcourt’s 25 years of experience as a chiropractic business owner provides the Company with a deep knowledge base related to patient treatment, rehabilitation and wellness protocols combined with scalable business development. Dr. Dalcourt is a professional health coach, speaker and published author having co-written several books on chiropractic care, health wellness and personal self-improvement.

Dr. Dalcourt does not hold, and has not previously held, any directorships in any reporting companies. Dr. Dalcourt is a 1994 graduate, Magna Cum Laude, from Canadian Memorial Chiropractic College, Toronto, Ontario. He is a certified acupuncturist, having received his certification from the Medecina Alternativa Institute of Sri Lanka.

Mr. Michael J. Gaynor, BScPT, FCAMPT. Since May 2017, Mr. Gaynor has served as the Company’s Secretary and a member of the Company’s Board of Directors. From May 2017 to March 2018, Mr. Gaynor served as the Company’s Treasurer. Mr. Gaynor is a co-founder of Novo Healthnet Limited which was established in September 2013 and acquired by the Company in May 2017. Currently, Mr. Gaynor is Executive Vice-President, Clinic Operations for NHL.

In 1994, Mr. Gaynor founded Back on Track Physiotherapy & Health Centres which has grown into eight multidisciplinary health and wellness centres in the Ottawa Canada marketplace. As both a certified physical therapy provider and business owner for over 28 years, Mr. Gaynor provides the Company with in-depth experience and knowledge related to clinic business development, marketing and operations combined with implementing growth through clinic acquisitions and strategic partnerships.

Mr. Gaynor does not hold, and has not previously held, any directorships in any reporting companies. Mr. Gaynor is a 1989 graduate from Queen’s University with a B.S. in Physical Therapy. Mr. Gaynor has undertaken numerous post graduate studies in a variety of areas including manual therapy, orthopaedics, sports medicine, rehabilitation exercise, acupuncture, as well as practice management and business development, and is committed to the continuing education process. In 1999, as a Fellow of the Canadian Academy Manipulative Physiotherapists (CAMPT), Mr. Gaynor received his Diploma of Advanced Manual& Manipulative Physiotherapy from the Canadian Physiotherapy Association (CPA). He has been an assistant instructor in post-graduate studies for physiotherapists within the Orthopedic Division of the CPA and was the former president of the national capital district of the CPA’s orthopedic division.

Involvement in Certain Legal Proceedings

Except as otherwise provided above as to Robert Mattacchione, no director, executive officer, significant employee or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

Until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David (together, our “Named Executive Officers”).

2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Robert Mattacchione	2020	$0	$0	$0	$0		$0	$0
Chief Executive Officer	2019	$0	$0	$0	$0		$0	$0

Christopher David	2020	$96,000	$0	$0	$1,680,640	(1)	$0	$1,776,640
President	2019	$96,000	$0	$0	$0		$0	$96,000

(1)	Represents the aggregate grant date fair value of an option to purchase 5,750,000 shares of common stock. The option was fully vested at grant, has a 5-year term and has an exercise price of $0.30 per share. See Note 12 to our audited financial statements included herein for assumptions used to determine the aggregate grant date fair value of the stock option.

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

On August 6, 2020, the Company entered into an employment agreement (the “August 2020 Agreement”) with Mr. David, effective August 5, 2020. Pursuant to the terms of the August 2020 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 5,750,00 shares of the Company’s restricted common stock at an exercise price of $0.30 per share. The option fully vested on the date of grant and expires on August 6, 2025.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2020

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	1,500,000	0	0	$0.16	6/29/23
	1,000,000	0	0	$0.16	2/19/24
	750,000	0	0	$0.16	4/28/24
	1,000,000	0	0	$0.16	7/12/24
	2,000,000	0	0	$0.16	12/29/24
	5,750,000	0	0	$0.30	8/6/25
Klara Radulyne	75,000	0	0	$0.16	9/10/25

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 7, 2020 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officers,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 235,531,411 shares issued and outstanding as of December 7, 2020. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	129,335,613	(1)	54.9%
Christopher David	12,836,752	(2)	5.5%
Pierre Dalcourt	33,877,929	(3)	14.4%
Michael Gaynor	17,437,128	(4)	7.4%
All directors and executive officers as a group (5 persons)	193,312,422	(5)	82.2%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (6)	129,085,613	(7)	54.8%

(1)	Represents (i) [129,085,613] shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”), and (ii) 250,000 shares that may be acquired upon exercise of vested options held by Ms. Emily Mattacchione, Mr. Mattacchione’s spouse. ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 12,000,000 shares that may be acquired upon exercise of vested options.
(3)	Represents shares owned by 1218814 Ontario Inc., which is 50% owned by Dr. Pierre Dalcourt, a member of the Company’s Board, and 50% owned by Ms. Amanda Dalcourt, Dr. Dalcourt’s spouse. 1218814 Ontario Inc.’s shares are held by the Dalcourt Family Trust. Dr. Dalcourt and Ms. Dalcourt are co-trustees of the Dalcourt Family Trust and share voting and depository power over these shares.
(4)	Represents shares owned by Michael Gaynor Family Trust. Mr. Gaynor is trustee of Michael Gaynor Family Trust and has voting and depository power over these shares.
(5)	Includes shares beneficially owned by Messrs. Mattacchione, David and Gaynor, by Dr. Dalcourt, and by Ms. Radulyne, the Company’s principal financial officer, and 12,075,000 shares that may be acquired upon exercise of vested options.
(6)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(7)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	14,362,500	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the 4,987,500 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), and 9,375,000 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the 2018 Plan”). Because the shares issuable under the 2015 Plan or issuable upon conversion of awards granted under the 2015 Plan are no longer registered under the Exchange Act, the Company does not intend to issue any additional grants under the 2015 Plan.

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

On January 16, 2018, the Company adopted the 2018 Plan. Under the 2018 Plan, 10,000,000 shares of common stock are authorized for issuance to employees, non-employee directors and key consultants to either the Company or its subsidiaries. The 2018 Plan authorizes equity-based and cash-based incentives for participants. There were 9,375,000 shares available for award at August 31, 2020 under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since September 1, 2018 and each currently proposed transaction in which:

●	We and any subsidiaries thereof have been or will be a participant;

●	the amount involved exceeds the lesser of $120,000 or 1% of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

At August 31, 2020, the Company had outstanding advances totaling $528,213 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2020, the Company had debentures totaling $1,179,006 including principal and interest, due to the following related parties:

●	$299,254 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company, and

●	$100,677 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer, director and greater than 5% shareholder of the Company, and

●	$320,525 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company, and

●	$458,550 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On September 27, 2019, the debenture holders agreed to extend the due date to September 30, 2021.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 10,475,872 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $0.4114 which was determined based on the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2020, the amount of debentures outstanding was $952,058.

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At August 31, 2020 and 2019, the amount due to related parties was $528,213 and $920,083, respectively.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 10, 2020, NVS Professional Corporation (formerly NVS Chartered Accountants Professional Corporation) (“NVS”) resigned as the Company’s independent registered accounting firm because NVS has requested the Public Company Accounting Oversight Board (“PCAOB”) to withdraw NVS’ registration with the PCAOB.

On March 10, 2020, the Company’s Board of Directors appointed SRCO Professional Corporation (“SRCO”) as the Company’s new independent registered accounting firm. The following table shows the fees that were billed for the audit and other services provided by both NVS and SRCO for the fiscal years ended August 31, 2020 and 2019.

	NVS		SRCO
	Fiscal Year Ended August 31,		Fiscal Year Ended August 31,
	2020	2019	2020	2019
Audit Fees	$52,500	$67,500	$27,750	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	0	0
All Other Fees	0	0	0	0
Total	$52,500	$67,500	$27,750	$0

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.3	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.4	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.5*	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020.

3.6*	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020.

3.7	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

4.1	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.2	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.1+	Employment Agreement, entered into on July 12, 2017 and effective July 1, 2017, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.2+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.3	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.4	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.5+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.6+	Employment Agreement entered into on December 29, 2017 and effective January 1, 2018, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.7+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.8+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.9+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.11+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.12+	Amendment No. 1 to Employment Agreement dated July 27, 2018 by and between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2018).

10.13+	Employment Agreement, entered into on November 30, 2018 and effective December 1, 2018, between Christopher David and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2018).

10.14	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.15	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2019).

10.16	First Amendment to Cloud DX Perpetual Software License Agreement dated March 6, 2020 and entered into on March 9, 2020 by and among the registrant, Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2020).

10.17	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.18	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.19	Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between Fitness International, LLC and Novomerica Health Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.20	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.21	First Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between LAF Canada Company and Novo Health Limited, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.22+	Employment Agreement dated August 6, 2020 between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.23+	Option Agreement #32 of Christopher David dated August 6, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.24+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

21.1*	Subsidiaries of the Company.

23.1*	Consent of SRCO Professional Corporation, Independent Registered Public Accounting Firm.

23.2*	Consent of NVS Corporation, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: December 9, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 9, 2020	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board (principal executive officer)

Dated: December 9, 2020	By:	/s/ Klara Radulyne
Klara Radulyne, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: December 9, 2020	By:	/s/ Pierre Dalcourt
Pierre Dalcourt, Director

Dated: December 9, 2020	By:	/s/ Michael Gaynor
Michael Gaynor, Director

Dated: December 9, 2020	By:	/s/ Christopher David
Christopher David, Director

