Form 10-Q
period 2020-11-30
Novo Integrated Sciences, Inc.
filed 2021-01-13
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

There were 237,931,411 shares of the Registrant’s $0.001 par value common stock outstanding as of January 11, 2021.

Novo Integrated Sciences, Inc.

NOVO INTEGRATED SCIENCES, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2020 (unaudited) and August 31, 2020

	November 30,	August 31,
	2020	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,970,391	$2,067,718
Accounts receivable, net	1,460,839	1,732,432
Other receivables, current portion	225,924	302,664
Prepaid expenses and other current assets	497,441	191,723
Total current assets	4,154,595	4,294,537

Property and equipment, net	333,162	353,660
Intangible assets, net	26,287,134	26,623,448
Right-of-use assets	2,670,347	2,810,556
Other receivables, net of current portion	365,988	287,775
Acquisition deposits	385,250	383,700
Goodwill	639,515	636,942
TOTAL ASSETS	$34,835,991	$35,390,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$895,431	$883,773
Accrued expenses	227,047	194,708
Accrued interest (principally to related parties)	350,563	346,264
Government loans and note payable	83,540	83,292
Due to related parties	481,250	528,213
Operating lease liability, current portion	556,675	563,793
Total current liabilities	2,594,506	2,600,043

Debentures, related parties	955,904	952,058
Operating lease liability, net of current portion	2,136,683	2,266,887
TOTAL LIABILITIES	5,687,093	5,818,988

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2020 and August 31, 2020, respectively
Common stock; $0.001 par value; 499,000,000 shares authorized; 235,531,411 and 234,662,363 shares issued and outstanding at November 30, 2020 and August 31, 2020, respectively	235,531	234,662
Additional paid-in capital	45,033,389	44,694,258
Other comprehensive income	1,210,292	1,199,696
Accumulated deficit	(17,278,597)	(16,507,127)
Total Novo Integrated Sciences, Inc. stockholders' equity	29,200,615	29,621,489
Noncontrolling interest	(51,717)	(49,859)
Total stockholders' equity	29,148,898	29,571,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,835,991	$35,390,618

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2020 and 2019 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2020	2019
	(unaudited)	(unaudited)

Revenues	$2,155,506	$2,548,610

Cost of revenues	1,344,056	1,632,941

Gross profit	811,450	915,669

Operating expenses:
Selling expenses	1,243	1,222
General and administrative expenses	1,567,931	991,272
Total operating expenses	1,569,174	992,494

Loss from operations	(757,724)	(76,825)

Non operating income (expense)
Interest income	8,562	28,195
Interest expense	(23,941)	(40,329)
Total other income (expense)	(15,379)	(12,134)

Loss before income taxes	(773,103)	(88,959)

Income tax expense	-	-

Net loss	$(773,103)	$(88,959)

Net loss attributed to noncontrolling interest	(1,633)	(839)

Net loss attributed to Novo Integrated Sciences, Inc.	$(771,470)	$(88,120)

Comprehensive loss:
Net loss	(773,103)	(88,959)
Foreign currency translation gain	10,596	5,200
Comprehensive loss:	$(762,507)	$(83,759)

Weighted average common shares outstanding - basic and diluted	235,083,530	223,873,170

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2020 and 2019 (unaudited)

						Total
			Additional	Other		Novo
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2020	234,662,363	$234,662	$44,694,258	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	219,048	219	91,781	-	-	92,000	-	92,000
Common stock issued for services	650,000	650	247,350	-	-	248,000	-	248,000
Foreign currency translation loss	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	235,531,411	$235,531	$45,033,389	$1,210,292	$(17,278,597)	$29,200,615	$(51,717)	$29,148,898

Balance, August 31, 2019	223,691,507	$223,691	$35,813,203	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	354,369	355	113,044	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	5,200	-	5,200	(123)	5,077
Net loss	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	224,045,876	$224,046	$35,926,247	$1,144,119	$(11,680,093)	$25,614,319	$(40,594)	$25,573,725

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2020 and 2019 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(773,103)	$(88,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,924	19,918
Common stock issued for services	248,000	-
Operating lease expense	149,379	125,561
Changes in operating assets and liabilities:
Accounts receivable	274,577	(165,451)
Prepaid expenses and other current assets	(300,743)	(51,300)
Accounts payable	8,552	(71,066)
Accrued expenses	31,067	(21,959)
Accrued interest	2,858	77,903
Operating lease liability	(146,614)	(122,510)
Net cash used in operating activities	(148,103)	(297,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition deposit	-	(264,185)
Return of acquisition deposit	-	378,200
Net cash provided by investing activities	-	114,015

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(48,389)	(83,252)
Proceeds from the sale of common stock	92,000	113,399
Net cash provided by financing activities	43,611	30,147

Effect of exchange rate changes on cash and cash equivalents	7,165	1,737

NET DECREASE IN CASH AND CASH EQUIVALENTS	(97,327)	(151,964)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,067,718	2,083,666

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,970,391	$1,931,702

CASH PAID FOR:
Interest	$19,642	$25,608
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2020 and 2019 (unaudited)

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

Through NHL’s 16 corporate-owned clinics, a contracted network of 103 affiliate clinics and 218 eldercare related long-term care homes, retirement homes and community-based locations in Canada, our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations. Our specialized multidisciplinary primary health care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

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

On December 17, 2019, the Company entered into an Intellectual Property Asset Purchase Agreement (the “APA”) with 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada. Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 8,000,000 shares of restricted common stock of the Company.

On December 19, 2019, the Company entered into a Joint Venture Agreement (the “HGF JV Agreement”) with Harvest Gold Farms Inc. (“HGF”) relating to the development, management and arrangement of medicinal farming projects involving hemp and cannabis cash crops (the “Project”). Pursuant to the terms of the HGF JV Agreement, the parties agreed to work in a joint venture relationship, with the Company providing the development and operation of the Project, including sales, and HGF providing the land, farming expertise, biomass and necessary approvals for the development of the Project. Pursuant to the terms of the HGF JV Agreement, a corporation, namely, Novo Earth Therapeutics Inc. was formed where we have a 70% controlling interest.

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

With our clinic facilities re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended November 30, 2020, NHL’s clinic-based patient flow has met and exceeds 80% of the same period in 2019. In addition, for the month ended November 30, 2020, NHL’s eldercare contract services provided has met and exceeds 92% of the same period in 2019. As of November 30, 2020, the Company has 73 full-time employees and 54 part-time employees.

Assuming no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021 the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, that the Company filed on December 9, 2020. The results of operations for the three months ended November 30, 2020 are not necessarily indicative of the results for the year ending August 31, 2021. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	November 30, 2020	November 30, 2019	August 31, 2020

Period end: CAD to USD exchange rate	$0.7705	$0.7531	$0.7674
Average period: CAD to USD exchange rate	$0.7594	$0.7564	$0.7435

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Novomerica, Novo Healthnet Rehab Limited, Novo Assessments Inc., an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario or New Brunswick, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2020, and August 31, 2020, the allowance for uncollectible accounts receivable was $515,805 and $518,031, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2020 and August 31, 2020, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at November 30, 2020 and August 31, 2020, the Company believes there was no impairment of its intangible assets.

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

The change in the amount of goodwill during the quarter primarily resulted from the foreign currency translation adjustment.

Acquisition Deposits

The Company has signed letters of understanding with a potential acquisition candidate which includes refundable acquisition deposits totaling $385,250 and $383,700 at November 30, 2020 and August 31, 2020, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable and due to related parties, the carrying amounts approximate their fair values due to their short term maturities.

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

As of November 30, 2020, and August 31, 2020, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value , except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Revenue from providing healthcare and healthcare related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services - gross service revenue is recorded in the accounting records at the time the services are provided (point in time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 17,845,000 options/warrants outstanding as of November 30, 2020. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,210,292 and $1,199,696 at November 30, 2020 and August 31, 2020, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning September 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At November 30, 2020 and August 31, 2020, the amount due to related parties was $481,250 and $528,213, respectively. At November 30, 2020, $411,306 are non-interest bearing, $22,173 bears interest at 6% per annum, and $47,771 bears interest at 13.75% per annum.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 150,909 shares of the Company’s common stock. The per share price used for the conversion of this debt was $1.50.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures to related parties at November 30, 2020 and August 31, 2020 was $955,904 and $952,058, respectively.

Note 4 – Accounts Receivables, net

Accounts receivables, net at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Trade receivables	$1,825,078	$1,948,520
Amounts earned but not billed	151,566	301,943
	1,976,644	2,250,463
Allowance for doubtful accounts	(515,805)	(518,031)
Accounts receivable, net	$1,460,839	$1,732,432

Note 5 – Other Receivables

Other receivables at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$288,938	$287,775

Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2021, as amended	77,050	76,740

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due February 7, 2021	225,924	225,924
Total other receivables	591,912	590,439
Current portion	(225,924)	(302,664)
Long-term portion	$365,988	$287,775

Note 6 – Property and Equipment

Property and equipment at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Leasehold improvements	$467,737	$465,857
Clinical equipment	302,554	301,337
Computer equipment	24,018	23,921
Office equipment	29,347	29,229
Furniture and fixtures	39,921	39,760
	863,577	860,104
Accumulated depreciation	(530,415)	(506,444)
Total	$333,162	$353,660

Depreciation expense for the three months ended November 30, 2020 and 2019 was $21,610 and $19,918, respectively.

Note 7 – Intangible Assets

Intangible assets at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	5,248,000	5,248,000
	27,992,798	27,992,798
Accumulated amortization	(1,705,664)	(1,369,350)
Total	$26,287,134	$26,623,448

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending November 30,
2021	$1,345,257
2022	1,345,257
2023	1,345,257
2024	1,345,257
2025	1,345,257
Thereafter	19,560,849
Total	$26,287,134

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

Except as set forth in the Cloud DX Amendment, the remaining terms and conditions of the Cloud DX License remain in full force and effect.

Note 8 – Accrued Expenses

Accrued expenses at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Accrued liabilities	$64,694	$37,457
Accrued payroll	140,723	117,823
Other	21,630	39,428
	$227,047	$194,708

Note 9 – Government Loans and Note Payable

Notes payable at November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.	$21,900	$21,900

Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	61,640	61,392
	$83,540	$83,292

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$61,640 at November 30, 2020), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three months ended November 30, 2020, recorded a total of approximately $61,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

At November 30, 2020 and August 31, 2020, the amount of debentures outstanding was $955,904 and $952,058, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of November 30, 2020 and August 31, 2020:

		November 30,	August 31,
		2020	2020
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,670,347	$2,810,556
Total lease assets		$2,670,347	$2,810,556

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$556,675	$563,793
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,136,683	2,266,887
Total lease liability		$2,693,358	$2,830,680

Lease obligations at November 30, 2020 consisted of the following:

Twelve Months Ending November 30,
2021	$787,829
2022	629,795
2023	534,857
2024	381,967
2025	301,492
2026	299,555
Thereafter	437,346
Total payments	3,372,841
Amount representing interest	(679,483)
Lease obligation, net	2,693,358
Less lease obligation, current portion	(556,675)
Lease obligation, long-term portion	$2,136,683

The lease expense for the three months ended November 30, 2020 and 2019 was $204,446 and $185,371, respectively. The cash paid under operating leases during the three months ended November 30, 2020 and 2019 was $201,680 and $182,321, respectively. At November 30, 2020, the weighted average remaining lease terms were 5.84 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2020 and August 31, 2020 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At November 30, 2020 and August 31, 2020 there were 235,531,411 and 234,662,363 common shares issued and outstanding, respectively.

During the period ended November 30, 2020, the Company issued:

●	219,048 restricted shares of common stock to a non-U.S. person for cash proceeds of $92,000;

●

150,000 restricted shares of common stock as consideration for a Statement of Work Agreement with an independent contractor valued at $55,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant; and

●	500,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $192,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant.

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

On January 16, 2018, the Company adopted the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”). Under the 2018 Plan, 10,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of November 30, 2020, the 2018 Plan has 9,375,000 shares are available for award

The following is a summary of stock option/warrant activity:

Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2020	17,845,000	0.22	4.09	$3,173,800
Granted	-
Forfeited	-
Exercised	-
Outstanding, November 30, 2020	17,845,000	0.22	3.84	$2,818,900
Exercisable, November 30, 2020	17,845,000	$0.22	3.84	$2,818,900

The exercise price for options/warrants outstanding at November 30, 2020:

Outstanding and Exercisable
Number of
Options/	Exercise
Warrants	Price
10,045,000	$0.16
7,750,000	0.30
50,000	0.50
17,845,000

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $0 and $0 during the three months ended November 30, 2020 and 2019, respectively. At November 30, 2020, the unamortized stock option expense was $0.

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of November 30, 2020, results of operations, cash flows or liquidity of the Company.

Note 14 – Subsequent Events

On December 15, 2020, Klara Radulyne notified Novo Integrated Sciences, Inc. (the “Company”) of her intent to resign as the Company’s Principal Financial Officer, effective December 15, 2020. On December 15, 2020, Company’s Board of Directors appointed Thomas Bray as the Company’s Principal Financial Officer.

On December 11, 2020, the Company entered into that certain Asset Purchase Agreement by and between the Company and 2794512 Ontario Inc. (the “Seller”) (the “2794512 APA”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications. Pursuant to the terms of the 2794512 APA, the purchase price is $876,000. As consideration for payment of the 2794512 APA, the Company issued 2,400,000 restricted shares of common stock based on the 30-day trading average of $0.365. The shares were issued on December 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of 103 affiliate clinics, and 218 eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of brick and mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various connected Medical Technology Platforms either in-use or under development.

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

With our clinic facilities re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended November 30, 2020, NHL’s clinic-based patient flow has met and exceeds 80% of the same period in 2019. In addition, for the month ended November 30, 2020, NHL’s eldercare contract services provided have met and exceed 92% of the same period in 2019. As of November 30, 2020, the Company has 73 full-time employees and 54 part-time employees.

Assuming no additional “lockdowns” or new material directives are implemented limiting the Company’s ability to provide both its clinic and eldercare community related services, for fiscal year 2021, the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

For more on the financial impact of COVID-19 on the Company’s fiscal year first quarter, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

Asset Purchase Agreement

On December 11, 2020, the Company entered into that certain Asset Purchase Agreement by and between the Company and 2794512 Ontario Inc. (the “Seller”) (the “2794512 APA”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications. Pursuant to the terms of the 2794512 APA, the purchase price is $876,000. As consideration for payment of the 2794512 APA, the Company issued 2,400,000 restricted shares of common stock. The shares were issued on December 15, 2020.

Reverse Stock Split

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

Specific to the impact of COVID-19 on LA Fitness U.S. operations and the ever-changing conditions surrounding the re-opening of LA Fitness U.S. facilities, we are unable to verify our schedule to commence opening our micro-clinics. The Company has ongoing communications with LA Fitness U.S. to best determine the timing of launching out micro-clinics. Furthermore, in our discussions with LA Fitness U.S., all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness U.S. continues to indicate the desire to continue our contractual agreements upon LA Fitness U.S. re-opening facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness U.S. facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

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

Specific to the impact of COVID-19 on LA Fitness Canada operations and the ever-changing conditions surrounding the re-opening of LA Fitness Canada facilities, we are unable to verify our schedule to commence opening our micro-clinics. The Company has ongoing communications with LA Fitness Canada to best determine the timing of launching out micro-clinics. Furthermore, in our discussions with LA Fitness Canada, all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness Canada continues to indicate the desire to continue our contractual agreements upon the re-opening of LA Fitness Canada facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness Canada facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

Regulation A+ Offering

Beginning on June 29, 2020, in a “Tier 2 Offering,” pursuant to an Offering Circular on Form 1-A, as amended, pursuant to Regulation A, the Company offered, on a self-underwritten “best efforts” basis, up to 15,000,000 shares of its common stock, with an aggregate amount of $30,000,000. The initial public Offering price per share of the Company’s common stock is $1.50 per share pursuant to the Offering. There is no minimum number of shares that needs to be sold in order for funds to be released to the Company and for the Offering to close. The minimum investment amount per investor is $1,050 (700 shares of common stock), subject to waiver by the Company. As of November 30, 2020, no shares have been sold and no funds have been raised through this Regulation A+ Offering.

For the three months ended November 30, 2020 compared to the three months ended November 30, 2019

Revenues for the three months ended November 30, 2020 were $2,155,506, representing a decrease of $393,104, or 15.4%, from $2,548,610 for the same period in 2019. The decrease in revenue is principally due to the COVID-19 pandemic. We have rebounded from the closure of our clinics earlier in 2020, but revenues have not fully returned to historical levels.

Cost of revenues for the three months ended November 30, 2020 were $1,344,056, representing a decrease of $288,885 or 17.7%, from $1,632,941 for the same period in 2019. The decrease in cost of revenues is principally due the decrease in revenue as described above. Cost of revenues as a percentage of revenue was 62.4% for the three months ended November 30, 2020 and 64.1% for same period in 2019. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the three months ended November 30, 2020 were $1,569,174, representing an increase of $576,680, or 58.1%, from $992,494 for the same period in 2019. The increase in operating costs is principally due to an increase in amortization of intangible assets and common stock issued for services; offset by decrease in salary expense due to the CEWS claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for office staff.

Interest expense for the three months ended November 30, 2020 was $23,941, representing a decrease of $16,388, or 40.6%, from $40,329 for the same period in 2019. The decrease is due to reduction of interest bearing debt.

Net loss for the three months ended November 30, 2020 was $773,103, representing an increase of $684,144, or 769.1%, from $88,959 for the same period in 2019. The increase in net loss is principally due to a 15.4% decline in revenue and an increase in operating costs related to an increase in amortization of intangible assets and an increase in common stock issued for services.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the three months ended November 30, 2020, the Company had a net loss of $773,103.

During the three months ended November 30, 2020, the Company used cash in operating activities of $148,103 compared to $297,863 for the same period in 2019. The principal reason for the decrease is the noncash expenses and the decrease in accounts receivable.

During the three months ended November 30, 2020, the Company provided cash from investing activities of $0 compared to $114,015 for the same period in 2019. During the period in 2019, the Company received $378,200 from the return of a previous acquisition deposit and made a payment for a deposit on another potential acquisition of $264,185. During the period in 2020 there were no return of or payment for acquisition deposits.

During the three months ended November 30, 2020, the Company provided cash from financing activities of $43,611 compared to $30,147 for the same period in 2019. The principal reason for the increase in cash provided by financing activities was a decrease in the repayments to related parties offset by a decrease in the proceeds received from the sale of common stock.

On September 24, 2020, the Company sold 219,048 restricted shares of common stock to an accredited investor residing outside the United States for a purchase price of $92,000, resulting in an effective price per share of $0.42. The shares were issued on September 24, 2020.

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

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, NHL’s clinic operations, which historically represent approximately 53% of the Company’s top-line revenue, were closed on March 17, 2020 for all in-clinic non-essential services while only providing certain virtual based and in-clinic emergency services. Accordingly, the Company’s top-line revenue for the fiscal first quarter (ended November 30, 2020) was adversely impacted with a top-line revenue reduction of 15.4% compared to the same period in 2019. However, the pandemic driven clinic shutdown is proving to have nominal effect on NHL’s clinic operating income for the fiscal first quarter ended November 30, 2020 as compared to the same period in 2019.

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, most of NHL’s contracted eldercare services, which historically represent approximately 45% of the Company’s overall top-line revenue, have been identified as essential; thus, we saw nominal impact on our eldercare division’s fiscal year 1st quarter (ended November 30, 2020) top-line and bottom-line revenue. We project a nominal impact on our fiscal year 2021 top-line and bottom-line revenue as it relates to the eldercare division

NHL’s accounts receivable primarily are comprised of third-party major Canadian insurer accounts in which the collection process, while arduous, provides the Company with a high percentage of success for collection. The percentage for “non-collectable” receivables remains at levels that are typical based on historical data review. In addition, the pandemic has allowed for concentrated successful efforts in collecting existing receivables.

Specific to our current working capital position, as a result of the COVID-19 pandemic, the Company is able to participate in certain ongoing relief assistance programs provided for under Canada’s COVID-19 Emergency Response Plan and the United States CARES Act which provides access to funds for expenses such as wage subsidy, corporate forgivable loan programs and rental subsidy. Based on all the above noted factors, the Company’s fiscal first quarter (ended November 30, 2020) cash and cash equivalents was $1,970,391 which was less than our fiscal year end (ended August 31, 2020) cash and cash equivalents position of $2,067,718.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning September 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2020. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2020, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “2020 10-K”), as updated from time to time. However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2020 10-K, as updated from time to time.

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

With our clinic facilities re-opened and our eldercare contracts operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended November 30, 2020 NHL’s clinic-based patient flow has met and exceeds 80% for the same period in 2019. In addition, for the month ended November 30, 2020 NHL’s eldercare contract services provided has met and exceeds 92% for the same period in 2019. As of November 30, 2020, the Company has 73 full-time employees and 54 part-time employees.

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

The measures taken to date will impact the Company’s fiscal year 2021 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2020, the Company issued 219,048 restricted shares of common stock to an accredited investor residing outside the United States for a purchase price of $92,000, resulting in an effective price per share of $0.42. The shares were issued on September 24, 2020.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on November 30, 2020).

3.2	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K as filed with the Commission on November 30, 2020).

3.3	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K as filed with the Commission on November 30, 2020).

3.4	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020).

3.5	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: January 13, 2021	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Bray
Thomas Bray
Principal Financial Officer

