Form 10-Q
period 2021-02-28
Novo Integrated Sciences, Inc.
filed 2021-04-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock	NVOS	The Nasdaq Stock Market LLC

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

There were 26,299,561 shares of the Registrant’s $0.001 par value common stock outstanding as of April 14, 2021.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2021 (unaudited) and August 31, 2020

	February 28,	August 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,698,437	$2,067,718
Accounts receivable, net	1,412,741	1,732,432
Other receivables, current portion	78,510	302,664
Prepaid expenses and other current assets	415,282	191,723
Total current assets	3,604,970	4,294,537

Property and equipment, net	317,761	353,660
Intangible assets, net	26,805,963	26,623,448
Right-of-use assets	2,563,459	2,810,556
Other receivables, net of current portion	520,337	287,775
Acquisition deposits	392,550	383,700
Goodwill	651,633	636,942
TOTAL ASSETS	$34,856,673	$35,390,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$901,417	$883,773
Accrued expenses	355,648	194,708
Accrued interest (principally to related parties)	360,217	346,264
Government loans and note payable	84,708	83,292
Due to related parties	456,269	528,213
Debentures, related parties	974,017	-
Operating lease liability, current portion	526,062	563,793
Total current liabilities	3,658,338	2,600,043

Debentures, related parties	-	952,058
Operating lease liability, net of current portion	2,063,546	2,266,887
TOTAL LIABILITIES	5,721,884	5,818,988

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 28, 2021 and August 31, 2020, respectively
Common stock; $0.001 par value; 499,000,000 shares authorized; 23,801,598 and 23,466,236 shares issued and outstanding at February 28, 2021 and August 31, 2020, respectively	23,802	23,466
Additional paid-in capital	46,155,333	44,905,454
Common stock to be issued (100,000 shares)	375,000	-
Other comprehensive income	1,252,524	1,199,696
Accumulated deficit	(18,618,467)	(16,507,127)
Total Novo Integrated Sciences, Inc. stockholders’ equity	29,188,192	29,621,489
Noncontrolling interest	(53,403)	(49,859)
Total stockholders’ equity	29,134,789	29,571,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,856,673	$35,390,618

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 28, 2021 and February 29, 2020 (unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,075,894	$2,428,864	$4,231,400	$4,977,474

Cost of revenues	1,324,448	1,585,860	2,668,504	3,218,801

Gross profit	751,446	843,004	1,562,896	1,758,673

Operating expenses:
Selling expenses	602	884	1,845	2,106
General and administrative expenses	2,076,788	992,888	3,644,719	1,984,160
Total operating expenses	2,077,390	993,772	3,646,564	1,986,266

Loss from operations	(1,325,944)	(150,768)	(2,083,668)	(227,593)

Non operating income (expense)
Interest income	8,301	27,177	16,863	55,372
Interest expense	(22,948)	(37,717)	(46,889)	(78,046)
Write off of acquisition deposit	-	(344,521)	-	(344,521)
Total other income (expense)	(14,647)	(355,061)	(30,026)	(367,195)

Loss before income taxes	(1,340,591)	(505,829)	(2,113,694)	(594,788)

Income tax expense	-	-	-	-

Net loss	$(1,340,591)	$(505,829)	$(2,113,694)	$(594,788)

Net loss attributed to noncontrolling interest	(721)	(1,345)	(2,354)	(2,184)

Net loss attributed to Novo Integrated Sciences, Inc.	$(1,339,870)	$(504,484)	$(2,111,340)	$(592,604)

Comprehensive loss:
Net loss	(1,340,591)	(505,829)	(2,113,694)	(594,788)
Foreign currency translation gain (loss)	42,232	(16,274)	52,828	(11,074)
Comprehensive loss:	$(1,298,359)	$(522,103)	$(2,060,866)	$(605,862)

Weighted average common shares outstanding - basic and diluted	23,754,808	23,055,137	23,630,900	22,721,227

Net loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.09)	$(0.03)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended February 28, 2021 and February 29, 2020 (unaudited)

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2020	23,466,236	$23,466	$44,905,454	$-	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	21,905	22	91,978	-	-	-	92,000	-	92,000
Common stock issued for services	65,000	65	247,935	-	-	-	248,000	-	248,000
Foreign currency translation loss	-	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	23,553,141	23,553	45,245,367	-	1,210,292	(17,278,597)	29,200,615	(51,717)	29,148,898

Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for services rendered	-	-	-	375,000	-	-	375,000	-	375,000
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Fair value of vested stock options	-	-	22,215	-	-	-	22,215	-	22,215
Foreign currency translation loss	-	-	-	-	42,232	-	42,232	(965)	41,267
Net loss	-	-	-	-	-	(1,339,870)	(1,339,870)	(721)	(1,340,591)

Balance, February 28, 2021	23,801,598	$23,802	$46,155,333	$375,000	$1,252,524	$(18,618,467)	$29,188,192	$(53,403)	$29,134,789

Balance, August 31, 2019	22,369,150	$22,369	$36,014,525	$-	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	35,437	35	113,364	-	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	-	5,200	-	5,200	(123)	5,077
Net loss	-	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	22,404,587	22,404	36,127,889	-	1,144,119	(11,680,093)	25,614,319	(40,594)	$25,573,725

Common stock issued for licensing agreement	800,000	800	5,247,200	-	-	-	5,248,000	-	5,248,000
Foreign currency translation loss	-	-	-	-	(16,274)		(16,274)	426	(15,848)
Net loss	-	-	-	-	-	(504,484)	(504,484)	(1,345)	(505,829)

Balance, February 29, 2020	23,204,587	$23,204	$41,375,089	-	$1,127,845	$(12,184,577)	$30,341,561	$(41,513)	$30,300,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2021 and February 29, 2020 (unaudited)

	Six Months Ended
	February 28,	February 29,
	2021	2020
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,113,694)	$(594,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737,423	40,968
Fair value of vested stock options	22,215	-
Common stock issued/to be issued for services	623,000	-
Operating lease expense	306,717	262,301
Write off of acquisition deposit	-	344,521
Changes in operating assets and liabilities:
Accounts receivable	353,649	(19,067)
Prepaid expenses and other current assets	(216,568)	(108,869)
Accounts payable	(938)	(339,524)
Accrued expenses	153,807	(4,006)
Accrued interest	5,867	92,802
Operating lease liability	(301,250)	(253,557)
Net cash used in operating activities	(429,772)	(579,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(618)	(1,192)
Payment for acquisition deposit	-	(636,985)
Return of acquisition deposit	-	372,800
Net cash used in investing activities	(618)	(265,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(82,723)	(140,366)
Proceeds from the sale of common stock	92,000	113,399
Proceeds from exercise of stock options	12,000	-
Net cash provided by (used in) financing activities	21,277	(26,967)

Effect of exchange rate changes on cash and cash equivalents	39,832	(2,764)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(369,281)	(874,327)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,067,718	2,083,666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,698,437	$1,209,339

CASH PAID FOR:
Interest	$32,936	$52,051
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$960,000	$5,248,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2021 and February 29, 2020 (unaudited)

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our patient community, beyond the traditional confines of brick and mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various Medical Technology Platforms either in-use or under development.

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity offers an essential solution to the fundamental transformation of healthcare delivery. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective healthcare distribution.

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

Stock Split

On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the 1-for-10 reverse stock split.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 first and second quarter and we project the same for the fiscal year 2021 third and fourth quarter.

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

With our clinic facilities re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended February 28, 2021, NHL’s clinic-based patient flow has met and exceeds 82% for the same period ended February 2020. In addition, for the month ended February 28, 2021, NHL’s eldercare contract services provided has met and exceeds 93% of the same period ended February 2020. As of February 28, 2021, the Company has 78 full-time employees and 59 part-time employees.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, that the Company filed on December 9, 2020. The results of operations for the six months ended February 28, 2021 are not necessarily indicative of the results for the year ending August 31, 2021. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	February 28, 2021	February 29, 2020	August 31, 2020

Period end: CAD to USD exchange rate	$0.7851	$0.7456	$0.7674
Average period: CAD to USD exchange rate	$0.7720	$0.7577	$0.7435

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 28, 2021, and August 31, 2020, the allowance for uncollectible accounts receivable was $523,261 and $518,031, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 28, 2021 and August 31, 2020, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at February 28, 2021 and August 31, 2020, the Company believes there was no impairment of its intangible assets.

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

Acquisition Deposits

The Company has signed letters of understanding with a potential acquisition candidate which includes refundable acquisition deposits totaling $392,550 and $383,700 at February 28, 2021 and August 31, 2020, respectively.

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

As of February 28, 2021, and August 31, 2020, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

Revenue Recognition

The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying condensed consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing healthcare and healthcare related services is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,849,600 options/warrants outstanding as of February 28, 2021. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,252,524 and $1,199,696 at February 28, 2021 and August 31, 2020, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At February 28, 2021 and August 31, 2020, the amount due to related parties was $456,269 and $528,213, respectively. At February 28, 2021, $385,000 are non-interest bearing, $22,593 bears interest at 6% per annum, and $48,676 bears interest at 13.75% per annum.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 15,091 shares of the Company’s common stock. The per share price used for the conversion of this debt was $15.00.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures to related parties at February 28, 2021 and August 31, 2020 was $974,017 and $952,058, respectively.

Note 4 – Accounts Receivables, net

Accounts receivables, net at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Trade receivables	$1,756,290	$1,948,520
Amounts earned but not billed	179,712	301,943
	1,936,002	2,250,463
Allowance for doubtful accounts	(523,261)	(518,031)
Accounts receivable, net	$1,412,741	$1,732,432

Note 5 – Other Receivables

Other receivables at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$294,413	$287,775

Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2021, as amended	78,510	76,740

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due March 1, 2022.	225,924	225,924
Total other receivables	598,847	590,439
Current portion	(78,510)	(302,664)
Long-term portion	$520,337	$287,775

Note 6 – Property and Equipment

Property and equipment at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Leasehold improvements	$476,600	$465,857
Clinical equipment	308,916	301,337
Computer equipment	24,473	23,921
Office equipment	29,903	29,229
Furniture and fixtures	40,677	39,760
	880,569	860,104
Accumulated depreciation	(562,808)	(506,444)
Total	$317,761	$353,660

Depreciation expense for the six months ended February 28, 2021 and 2020 was $43,938 and $40,968, respectively.

Note 7 – Intangible Assets

Intangible assets at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	6,124,000	5,248,000
	28,868,798	27,992,798
Accumulated amortization	(2,062,835)	(1,369,350)
Total	$26,805,963	$26,623,448

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending February 28,
2022	$1,470,400
2023	1,470,400
2024	1,470,400
2025	1,470,400
2026	1,470,400
Thereafter	19,453,963
Total	$26,805,963

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

On December 11, 2020, the Company and 2794512 Ontario Ltd., an Ontario Canada corporation, entered into an Asset Purchase Agreement pursuant to which the Company acquired generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications. In consideration, the Company issued 240,000 shares of common stock that were valued at $876,000.

Note 8 – Accrued Expenses

Accrued expenses at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Accrued liabilities	$39,607	$37,457
Accrued payroll	276,328	117,823
Other	39,713	39,428
	$355,648	$194,708

Note 9 – Government Loans and Note Payable

Notes payable at February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.	$21,900	$21,900

Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	62,808	61,392
	$84,708	$83,292

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$62,808 at February 28, 2021), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the six months ended February 28, 2021, recorded a total of approximately $101,800 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 1,047,587 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $4.11 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768.

At February 28, 2021 and August 31, 2020, the amount of debentures outstanding was $974,017 and $952,058, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of February 28, 2021 and August 31, 2020:

		February 28,	August 31,
		2021	2020
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,563,459	$2,810,556
Total lease assets		$2,563,459	$2,810,556

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$526,062	$563,793
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,063,546	2,266,887
Total lease liability		$2,589,608	$2,830,680

Lease obligations at February 28, 2021 consisted of the following:

Twelve Months Ending February 28,
2022	$753,651
2023	643,569
2024	486,179
2025	365,417
2026	304,567
Thereafter	674,722
Total payments	3,228,105
Amount representing interest	(638,498)
Lease obligation, net	2,589,608
Less lease obligation, current portion	(526,062)
Lease obligation, long-term portion	$2,063,546

The lease expense for the six months ended February 28, 2021 and February 29, 2020 was $415,643 and $382,909, respectively. The cash paid under operating leases for the six months ended February 28, 2021 and February 29, 2020 was $410,175 and $374,180, respectively. At February 28, 2021, the weighted average remaining lease terms were 5.72 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 28, 2021 and August 31, 2020, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At February 28, 2021 and August 31, 2020 there were 23,801,598 and 23,466,236 common shares issued and outstanding, respectively.

During the six months ended February 28, 2021, the Company issued:

●	21,905 restricted shares of common stock to a non-U.S. person for cash proceeds of $92,000;

●

15,000 restricted shares of common stock as consideration for a Statement of Work Agreement with an independent contractor valued at $55,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant;

●	50,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $192,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant;

●	240,000 restricted shares of common stock as consideration for an Asset Purchase Agreement with a value of $876,000 based on the market price of the Company’s common stock of $3.65 per share on the date of grant;

●

957 shares of common stock to round fractional shares that would have been issued pursuant to the reverse stock split to the next highest whole share as a result of the Company’s 1-for-10 reverse stock split of our common stock, effective February 1, 2021. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share; and

●	7,500 shares of common stock issued upon the exercise of stock options. The Company received the exercise price of $12,000 in cash.

The Company was obligated to issue 100,000 shares of its common stock to an investment banker upon the successful uplist to the Nasdaq Capital Markets. The value of these shares of $375,000 is presented as common stock to be issued in the accompanying consolidated financial statements. The shares were issued in March 2021.

During the six months ended February 29, 2020, the Company issued:

●	35,437 restricted shares of common stock for cash proceeds of $113,399

●	800,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $6.56 on the execution date of the Agreement.

Stock options/warrants

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2020 and 2019, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of February 28, 2021, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of February 28, 2021, the 2021 Plan has 4,500,000 shares are available for award.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2020	1,784,500	2.20	4.09	$3,173,800
Granted	72,600	3.80
Forfeited	-
Exercised	(7,500)	1.60
Outstanding, February 28, 2021	1,849,600	2.29	3.64	$5,398,336
Exercisable, February 28, 2021	1,783,050	$2.24	3.60	$5,304,501

The exercise price for options/warrants outstanding at February 28, 2021:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
997,000	$1.60	997,000	$1.60
775,000	3.00	775,000	3.00
72,600	3.80	6,050	3.80
5,000	5.00	5,000	5.00
1,849,600		1,783,050

For options granted during the six months ended February 28, 2021 where the exercise price equalled the stock price at the date of the grant, the weighted-average fair value of such options was $3.76, and the weighted-average exercise price of such options was $3.80. No options were granted during the six months ended February 28, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $22,215 and $0 during the six months ended February 28, 2021 and February 29, 2020, respectively. At February 28, 2021, the unamortized stock option expense was $244,350, which will be amortized into expense through January 2022.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the six months ended February 28, 2021:

Risk-free interest rate	0.42%
Expected life of the options	2.5 years
Expected volatility	268%
Expected dividend yield	0%

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of February 28, 2021, results of operations, cash flows or liquidity of the Company.

Note 14 – Subsequent Events

Withdrawal of Regulation A+ Offering

On June 29, 2020, the Company commenced a public offering pursuant to Regulation A of up to 2,000,000 shares of its common stock, with an aggregate amount of $30,000,000, under a qualified Offering Statement (File No. 024-11186), on a self-underwritten “best efforts” basis. On February 25, 2021, the Company applied to the SEC for withdrawal of the Offering Statement as the Company had determined to terminate the offering. On March 1, 2020, the SEC issued an order granting the withdrawal of the Offering Statement. No securities had been sold pursuant to the Offering Statement.

On March 1, 2021, the Company issued 100,000 restricted shares of common stock under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets.

On March 18, 2021, the Company issued 9,913 shares of common stock under the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289), for payment of legal services.

On March 22, 2021, the SEC declared effective the Company’s registration statement on Form S-3 (File No. 333- 254278) (the “Form S-3”). The Form S-3 is a shelf registration statement relating to (i) the offer from time to time of securities having a maximum aggregate offering price of $75,000,000, and (ii) the resale by certain selling stockholders of up to an aggregate of 597,352 shares of the Company’s common stock.

On April 13, 2021, the Company completed the closing pursuant to a securities purchase agreement with certain accredited institutional investors to purchase approximately $8.0 million of its common stock in a registered direct offering under the Form S-3 and warrants to purchase common stock in a concurrent private placement. The combined purchase price for one share of common stock and one warrant is $3.35.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our current and future patient community, beyond the traditional confines of brick and mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various connected Medical Technology Platforms either in-use or under development.

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity offers an essential solution to the fundamental transformation of healthcare delivery. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective healthcare distribution.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 first and second quarter and we project the same for the fiscal year 2021 third and forth quarter.

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

With our clinic facilities re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended February 28, 2021, NHL’s clinic-based patient flow has met and exceeds 82% for the same period ended February 2020. In addition, for the month ended February 28, 2021, NHL’s eldercare contract services provided has met and exceeds 93% of the same period ended February 2020. As of February 28, 2021, the Company has 78 full-time employees and 59 part-time employees.

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

For more on the financial impact of COVID-19 on the Company, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

Shelf Registration Statement

On March 15, 2021, the Company filed a shelf registration statement on Form S-3 (File No. 333-254278) relating to (i) the offer from time to time of securities having a maximum aggregate offering price of $75,000,000, and (ii) the resale by certain selling stockholders of up to an aggregate of 597,352 shares of the Company’s common stock.

Withdrawal of Regulation A+ Offering

On June 29, 2020, the Company commenced a public offering pursuant to Regulation A+ of up to 2,000,000 shares of its common stock, with an aggregate amount of $30,000,000, under a qualified Offering Statement (File No. 024-11186), on a self-underwritten “best efforts” basis. On February 25, 2021, the Company applied to the SEC for withdrawal of the Offering Statement as the Company had determined to terminate the offering. On March 1, 2020, the SEC issued an order granting the withdrawal of the Offering Statement. No securities had been sold pursuant to the Offering Statement.

The Nasdaq Capital Market Listing

On February 23, 2021, our common stock commenced trading under the ticker symbol “NVOS” on The Nasdaq Capital Market (“Nasdaq”).

Approval of the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan & Form S-8 Registration Statement

On February 9, 2021, our Board of Directors and stockholders holding a majority of our outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of February 28, 2021, the 2021 Plan has 4,500,000 shares are available for award.

On February 19, 2021, the Company filed a registration statement on Form S-8 (File No. 333-253289) for the purpose of (i) registering 4,500,000 shares of the Company’s common stock available for issuance under the 2021 Plan, and (ii) for the purpose of resale or reoffer thereof, 1,772,000 shares of common stock issuable upon exercise of stock options previously granted to the named selling stockholders in exchange for bona fide services provided by the selling stockholders to the issuer and pursuant to written stock option agreements.

Reverse Stock Split

On February 1, 2021, we effected a 1-for-10 reverse stock split of our common stock. We implemented the reverse stock split in connection with our Nasdaq application. The reverse stock split was an action intended to fulfill the stock price requirements for listing on Nasdaq. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. The reverse stock split was approved by the Company’s Board of Directors and by stockholders holding a majority of the Company’s voting power. See “—The Nasdaq Capital Market Listing” above.

Increase of Board Size, Appointment of New Directors and Creation of Audit Committee

On January 26, 2021, our Board of Directors, pursuant to power granted to the Board in our bylaws, increased the size of the Board from four persons to seven persons. In addition, the Board named the following persons to serve as directors to fill the newly created vacancies: Alex Flesias, Robert Oliva and Michael Pope. Each of Messrs. Pope, Oliva and Flesias qualifies as an independent director under the Nasdaq listing rules. Also on January 26, 2021, the Board established an Audit Committee and named each of Messrs. Flesias, Oliva and Pope to serve as members thereof. Mr. Pope serves as Chairman of the Audit Committee.

New Principal Financial Officer

On December 15, 2020, Klara Radulyne notified us of her intent to resign as our Principal Financial Officer, effective December 15, 2020. On December 15, 2020, our Board of Directors appointed Thomas Bray as Principal Financial Officer. Mr. Bray also serves as our principal accounting officer.

For the three months ended February 28, 2021 compared to the three months ended February 29, 2020

Revenues for the three months ended February 28, 2021 were $2,075,894, representing a decrease of $352,970, or 14.5%, from $2,428,864 for the same period in 2020. The decrease in revenue is principally due to the COVID-19 pandemic.

Cost of revenues for the three months ended February 28, 2021 were $1,324,448, representing a decrease of $261,412 or 16.5%, from $1,585,860 for the same period in 2020. The decrease in cost of revenues is principally due the decrease in revenue as described above. Cost of revenues as a percentage of revenue was 63.8% for the three months ended February 28, 2021 and 65.3% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the three months ended February 28, 2021 were $2,077,390, representing an increase of $1,083,618, or 109%, from $993,772 for the same period in 2020. The increase in operating costs is principally due to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Interest expense for the three months ended February 28, 2021 was $22,948, representing a decrease of $14,769, or 39.2%, from $37,717 for the same period in 2020. The decrease is due to reduction of interest-bearing debt.

Net loss attributed to Novo Integrated Sciences for the three months ended February 28, 2021 was $1,339,870, representing an increase of $835,386, or 165.6%, from $504,484 for the same period in 2020. The increase in net loss is principally due to a 14.5% decline in revenue and an increase in operating costs related to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

For the six months ended February 28, 2021 compared to the six months ended February 29, 2020

Revenues for the six months ended February 28, 2021 were $4,231,400, representing a decrease of $746,074, or 15.0%, from $4,977,474 for the same period in 2020. The decrease in revenue is principally due to the COVID-19 pandemic.

Cost of revenues for the six months ended February 28, 2021 were $2,668,504, representing a decrease of $550,297 or 17.1%, from $3,218,801 for the same period in 2020. The decrease in cost of revenues is principally due the decrease in revenue as described above. Cost of revenues as a percentage of revenue was 63.1% for the six months ended February 28, 2021 and 64.7% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the six months ended February 28, 2021 were $3,646,564, representing an increase of $1,600,298, or 83.6%, from $1,986,266 for the same period in 2020. The increase in operating costs is principally due to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Interest expense for the six months ended February 28, 2021 was $46,889, representing a decrease of $31,157, or 39.9%, from $78,046 for the same period in 2020. The decrease is due to reduction of interest bearing debt.

Net loss attributed to Novo Integrated Sciences for the six months ended February 28, 2021 was $2,111,340, representing an increase of $1,518,736, or 256.3%, from $592,604 for the same period in 2020. The increase in operating costs is principally due to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the six months ended February 28, 2021, the Company had a net loss of $2,113,694.

During the six months ended February 28, 2021, the Company used cash in operating activities of $429,772 compared to $579,219 for the same period in 2020. The principal reason for the decrease in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the six months ended February 28, 2021, the Company used cash from investing activities of $618 compared to $265,377 for the same period in 2020. During the period in 2020, the Company received $372,800 from the return of a previous acquisition deposit and made a payment for a deposit on other potential acquisitions of $636,985. During the period in 2021 there were no return of or payment for acquisition deposits.

During the six months ended February 28, 2021, the Company provided cash from financing activities of $21,277 compared to cash used in financing activities of $26,967 for the same period in 2020. The principal reason for the increase in cash provided by financing activities was a decrease in the repayments to related parties, an increase in proceeds received from the exercise of stock options; offset by a decrease in the proceeds received from the sale of common stock.

On September 24, 2020, the Company sold 21,905 restricted shares of common stock to an accredited investor residing outside the United States for a purchase price of $92,000, resulting in an effective price per share of $4.20. The shares were issued on September 24, 2020.

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

As a result of certain provincial proclamations and/or directives issued due to the COVID-19 pandemic, NHL’s clinic operations, which historically represent approximately 53% of the Company’s revenue, were closed on March 17, 2020 for all in-clinic non-essential services while only providing certain virtual based and in-clinic emergency services. Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

On June 2, 2020, following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, the Company commenced re-opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics.

For the period ended February 28, 2021, with our clinic facilities re-opened and operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended February 28, 2021, NHL’s clinic-based patient flow has met and exceeds 82% for the same period ended February 2020. Assuming no additional “lockdowns” or new material directives impacting clinic-based patient flow and services rendered, the Company projects a steady month-over-month increase in revenue for clinic related services and products.

As a result of certain provincial proclamations and/or directives issued during the early stages of the COVID-19 pandemic, most of NHL’s contracted eldercare services, which historically represent approximately 45% of the Company’s overall revenue, have been identified as essential; thus, for the month ended February 28, 2021, NHL’s eldercare contract services provided has met and exceeds 93% of the same period ended February 2020. Assuming no additional “lockdowns” or new material directives impacting the Company’s ability to provides eldercare related services rendered, the Company projects a steady month-over-month increase in revenue for eldercare related services.

Overall, for the six months ended February 28, 2021, primarily due to the impact of the COVID-19 pandemic, the Company’s revenue was adversely impacted with a revenue reduction of $746,074 (15.0%) compared to the same period in 2020.

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

Specific to our current working capital position, as a result of the COVID-19 pandemic, the Company is able to participate in certain ongoing relief assistance programs provided for under Canada’s COVID-19 Emergency Response Plan and the United States CARES Act which provides access to funds for expenses such as wage subsidy, corporate forgivable loan programs, and rental subsidy. Based on all the above noted factors, the Company’s cash and cash equivalents position at February 28, 2021 was $1,698,437 which was less than our cash and cash equivalents position at August 31, 2020 of $2,067,718. As a result of the pandemic driven clinic shutdown, the Company projects no measurable liquidity deficiency.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a 20% change in the estimated useful lives of property and equipment would result in an annual adjustment to depreciation expense of approximately $175,000.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets, but would expect that a 20% change in the estimated useful lives of intangible assets would result in an annual adjustment to amortization expense of approximately $370,000.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. The Company has not changed its methodology for estimating allowance for doubtful accounts and historically the change in estimate has not been significant to the Company’s financial statements. If there is a deterioration of the Company’s customers’ ability to pay or if future write-offs of receivables differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

Revenue Recognition

The FASB’s Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on March 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2021. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 first and second quarter and we project the same for the fiscal year 2021 third and fourth quarter.

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

With our clinic facilities re-opened and our eldercare contracts operating under COVID-19 pandemic related mandated guidelines and protocols, for the month ended February 28, 2021 NHL’s clinic-based patient flow has met and exceeds 82% for the same period in 2020. In addition, for the month ended February 28, 2021 NHL’s eldercare contract services provided has met and exceeds 93% for the same period in 2020. As of February 28, 2021, the Company has 78 full-time employees and 59 part-time employees.

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

The measures taken to date have impacted the Company’s fiscal year 2021 business and potentially beyond. All of the Company’s business segments, across all of its geographies, have been impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2020, the Company issued 240,000 shares of restricted common stock to 2794512 Ontario Inc. as consideration for the purchase by the Company of certain assets.

On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. On February 1, 2021, the Company issued to certain then-current stockholders an aggregate of 956 shares of common stock to round fractional shares that would have been issued in the reverse stock split to the next highest whole share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as filed with the Commission on December 9, 2020).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as filed with the Commission on December 9, 2020).

4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 333-254278) filed with the Commission on March 15, 2021).

4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (File No. 333-254278) filed with the Commission on March 15, 2021).

10.1	Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on February 16, 2021).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: April 14, 2021	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas Bray
Thomas Bray
Principal Financial Officer

