Form 10-Q
period 2021-05-31
Novo Integrated Sciences, Inc.
filed 2021-07-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-40089

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

There were 26,489,357 shares of the Registrant’s $0.001 par value common stock outstanding as of July 14, 2021.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2021 (unaudited) and August 31, 2020

	May 31,	August 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,367,045	$2,067,718
Accounts receivable, net	1,295,726	1,732,432
Other receivables, current portion	805,804	302,664
Prepaid expenses and other current assets	363,272	191,723
Total current assets	10,831,847	4,294,537

Property and equipment, net	549,902	353,660
Intangible assets, net	26,894,115	26,623,448
Right-of-use assets	2,539,226	2,810,556
Other receivables, net of current portion	310,650	287,775
Acquisition deposits	414,200	383,700
Goodwill	687,572	636,942
TOTAL ASSETS	$42,227,512	$35,390,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$849,302	$883,773
Accrued expenses	278,519	194,708
Accrued interest (principally to related parties)	381,671	346,264
Government loans and note payable	88,956	83,292
Due to related parties	382,468	528,213
Debentures, related parties	1,027,736	-
Operating lease liability, current portion	514,931	563,793
Total current liabilities	3,523,583	2,600,043

Debentures, related parties	-	952,058
Operating lease liability, net of current portion	2,054,268	2,266,887
Government loans and note payable, net of current portion	39,536	-
TOTAL LIABILITIES	5,617,387	5,818,988

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2021 and August 31, 2020, respectively
Common stock; $0.001par value; 499,000,000 shares authorized; 26,489,357 and 23,466,236 shares issued and outstanding at May 31, 2021 and August 31, 2020, respectively	26,489	23,466
Additional paid-in capital	54,297,875	44,905,454
Other comprehensive income	1,376,045	1,199,696
Accumulated deficit	(19,029,654)	(16,507,127)
Total Novo Integrated Sciences, Inc. stockholders’ equity	36,670,755	29,621,489
Noncontrolling interest	(60,630)	(49,859)
Total stockholders’ equity	36,610,125	29,571,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,227,512	$35,390,618

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2021 and 2020 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,380,974	$1,038,226	$6,612,374	$6,015,700

Cost of revenues	1,100,516	559,976	3,769,020	3,778,777

Gross profit	1,280,458	478,250	2,843,354	2,236,923

Operating expenses:
Selling expenses	2,381	2,389	4,226	4,495
General and administrative expenses	1,680,049	554,412	5,324,768	2,538,572
Total operating expenses	1,682,430	556,801	5,328,994	2,543,067

Loss from operations	(401,972)	(78,551)	(2,485,640)	(306,144)

Non operating income (expense)
Interest income	8,402	25,773	25,265	81,145
Interest expense	(21,701)	(48,245)	(68,590)	(126,291)
Write off of acquisition deposit	-	-	-	(344,521)
Total other income (expense)	(13,299)	(22,472)	(43,325)	(389,667)

Loss before income taxes	(415,271)	(101,023)	(2,528,965)	(695,811)

Income tax expense	-	-	-	-

Net loss	$(415,271)	$(101,023)	$(2,528,965)	$(695,811)

Net loss attributed to noncontrolling interest	(4,084)	(2,728)	(6,438)	(4,912)

Net loss attributed to Novo Integrated Sciences, Inc.	$(411,187)	$(98,295)	$(2,522,527)	$(690,899)

Comprehensive loss:
Net loss	(415,271)	(101,023)	(2,528,965)	(695,811)
Foreign currency translation gain (loss)	123,521	(50,624)	176,349	(61,698)
Comprehensive loss:	$(291,750)	$(151,647)	$(2,352,616)	$(757,509)

Weighted average common shares outstanding - basic and diluted	25,298,866	23,294,848	24,192,998	22,913,830

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.10)	$(0.03)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended May 31, 2021 and 2020 (unaudited)

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2020	23,466,236	$23,466	$44,905,454	$-	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	21,905	22	91,978	-	-	-	92,000	-	92,000
Common stock issued for services	65,000	65	247,935	-	-	-	248,000	-	248,000
Foreign currency translation loss	-	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	23,553,141	23,553	45,245,367	-	1,210,292	(17,278,597)	29,200,615	(51,717)	29,148,898

Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for services rendered	-	-	-	375,000	-	-	375,000	-	375,000
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Fair value of vested stock options	-	-	22,215	-	-	-	22,215	-	22,215
Foreign currency translation loss	-	-	-	-	42,232	-	42,232	(965)	41,267
Net loss	-	-	-	-	-	(1,339,870)	(1,339,870)	(721)	(1,340,591)

Balance, February 28, 2021	23,801,598	23,802	46,155,333	375,000	1,252,524	(18,618,467)	29,188,192	(53,403)	29,134,789

Common stock for services	100,000	100	374,900	(375,000)	-	-	-	-	-
Common stock issued for acquisition	189,796	190	430,647	-	-	-	430,837	-	430,837
Common stock issued for services rendered	9,913	9	37,163	-	-	-	37,172	-	37,172
Common stock issued for cash, net of offering costs	2,388,050	2,388	7,233,192	-	-	-	7,235,580	-	7,235,580
Fair value of vested stock options	-	-	66,640	-	-	-	66,640	-	66,640
Foreign currency translation loss	-	-	-	-	123,521	-	123,521	(3,143)	120,378
Net loss	-	-	-	-	-	(411,187)	(411,187)	(4,084)	(415,271)

Balance, May 31, 2021	26,489,357	$26,489	$54,297,875	$-	$1,376,045	$(19,029,654)	$36,670,755	$(60,630)	$36,610,125

Balance, August 31, 2019	22,369,150	$22,369	$36,014,525	$-	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	$25,544,208

Common stock issued for cash	35,437	35	113,364	-	-	-	113,399	-	113,399
Foreign currency translation loss	-	-	-	-	5,200	-	5,200	(123)	5,077
Net loss	-	-	-	-	-	(88,120)	(88,120)	(839)	(88,959)

Balance, November 30, 2019	22,404,587	22,404	36,127,889	-	1,144,119	(11,680,093)	25,614,319	(40,594)	25,573,725

Common stock issued for licensing agreement	800,000	800	5,247,200	-	-	-	5,248,000	-	5,248,000
Foreign currency translation loss	-	-	-	-	(16,274)		(16,274)	426	(15,848)
Net loss	-	-	-	-	-	(504,484)	(504,484)	(1,345)	(505,829)

Balance, February 29, 2020	23,204,587	23,204	41,375,089	-	1,127,845	(12,184,577)	30,341,561	(41,513)	30,300,048

Common stock issued for software license	96,558	97	386,134		-	-	386,231	-	386,231
Fair value of modification of stock option terms	-	-	62,822		-	-	62,822	-	62,822
Foreign currency translation loss	-	-	-		(50,624)		(50,624)	1,098	(49,526)
Net loss	-	-	-		-	(98,295)	(98,295)	(2,728)	(101,023)

Balance, May 31, 2020	23,301,145	$23,301	$41,824,045	-	$1,077,221	$(12,282,872)	$30,641,695	$(43,143)	$30,598,552

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2021 and 2020 (unaudited)

	Nine Months Ended
	May 31,	May 31,
	2021	2020
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,528,965)	$(695,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,118,925	54,681
Fair value of vested stock options	88,855	-
Expense associated with modified stock option terms	-	62,822
Common stock issued/to be issued for services	660,172	-
Operating lease expense	467,864	398,039
Write off of acquisition deposit	-	344,521
Changes in operating assets and liabilities:
Accounts receivable	543,213	305,966
Prepaid expenses and other current assets	(143,590)	(123,729)
Accounts payable	(97,659)	(448,202)
Accrued expenses	64,513	(44,280)
Accrued interest	7,455	105,359
Operating lease liability	(460,063)	(385,500)
Net cash used in operating activities	(279,280)	(426,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(201,369)	(3,897)
Cash paid for acquisition	(10,000)	-
Amounts loaned for other receivables	(470,040)	-
Payment for acquisition deposit	-	(636,985)
Return of acquisition deposit	-	372,800
Net cash used in investing activities	(681,409)	(268,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(177,534)	(150,849)
Proceeds from government loans and note payable	-	81,380
Proceeds from the sale of common stock, net of offering costs	7,327,580	113,399
Proceeds from exercise of stock options	12,000	-
Net cash provided by financing activities	7,162,046	43,930

Effect of exchange rate changes on cash and cash equivalents	97,970	(39,014)

NET DECREASE IN CASH AND CASH EQUIVALENTS	6,299,327	(689,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,067,718	2,083,666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,367,045	$1,394,366

CASH PAID FOR:
Interest	$33,183	$95,085
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$876,000	$5,634,231
Common stock issued for acquisition	$430,837	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2021 and May 31, 2020 (unaudited)

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

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and product solutions through the integration of medical technology, advanced therapeutics and rehabilitative science. Through May 2021, the Company’s revenue is generated solely through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides our services and product solutions through both clinic and eldercare related operations.

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

Reverse Stock Split

On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 initial 9-month period ended May 31, 2021 and we project the same for the fiscal year 2021 fourth quarter.

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

As of the date of filing this 10-Q quarterly report form, our clinic facilities have re-opened and are operating under COVID-19 pandemic related mandated guidelines and protocols. During the May 31, 2021 quarter period, the Ontario provincial government issued a stay at home order, effective from April 8, 2021 through June 2, 2021, which permitted only limited, essential activities outside the home, such as going to the grocery store or pharmacy, accessing health care services (including vaccinations), exercising outdoors, or working if such work cannot be done remotely.

For the quarter period ended May 31, 2021, NHL’s clinic-based revenue rebounded 85% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. In addition, for the quarter period ended May 31, 2021, NHL’s eldercare contracted services rebounded 94% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. The Company’s total revenue from all clinic and eldercare related contracted services for the quarter period ended May 31, 2021 rebounded approximately 90% compared to the Company’s last fully operational, pre-COVID-19 quarter period ended February 29, 2020. As of May 31, 2021, the Company has 70 full-time employees and 58 part-time employees.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For fiscal year 2021 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide both its clinic and eldercare related contracted services and products, the Company projects a steady quarter-to-quarter increase as (i) recommended guidelines for patient-practitioner on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may continue to impact the Company’s fiscal year 2021 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may continue to be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, that the Company filed on December 9, 2020. The results of operations for the nine months ended May 31, 2021 are not necessarily indicative of the results for the year ending August 31, 2021. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	May 31, 2021	May 31, 2020	August 31, 2020

Period end: CAD to USD exchange rate	$0.8284	$0.7263	$0.7674
Average period: CAD to USD exchange rate	$0.7834	$0.7435	$0.7435

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Novomerica Health Group, Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC, an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). All of the Company’s subsidiaries are incorporated under the laws of the Province of Ontario or New Brunswick, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2021, and August 31, 2020, the allowance for uncollectible accounts receivable was $688,063 and $518,031, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2021 and August 31, 2020, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at May 31, 2021 and August 31, 2020, the Company believes there was no impairment of its intangible assets.

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

Acquisition Deposits

The Company has signed letters of understanding with a potential acquisition candidate which includes refundable acquisition deposits totaling $414,200 and $383,700 at May 31, 2021 and August 31, 2020, respectively.

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

As of May 31, 2021, and August 31, 2020, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Revenue from providing healthcare and healthcare related services is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services – gross service revenue is recorded in the accounting records at the time the services are provided (point in time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,849,600 options and 2,388,050 warrants outstanding as of May 31, 2021. Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,376,045 and $1,199,696 at May 31, 2021 and August 31, 2020, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

In May, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At May 31, 2021 and August 31, 2020, the amount due to related parties was $382,468 and $528,213, respectively. At May 31, 2021, $307,268 (August 31, 2020: $458,550) are non-interest bearing, $23,839 (August 31, 2020: $22,084) bears interest at 6% per annum, and $51,361 (August 31, 2020: $47,579) bears interest at 13.75% per annum.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 15,091 shares of the Company’s common stock. The per share price used for the conversion of this debt was $15.00.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures to related parties at May 31, 2021 and August 31, 2020 was $1,027,736 and $952,058, respectively.

Note 4 – Accounts Receivables, net

Accounts receivables, net at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Trade receivables	$1,947,471	$1,948,520
Amounts earned but not billed	36,318	301,943
	1,983,789	2,250,463
Allowance for doubtful accounts	(688,063)	(518,031)
Accounts receivable, net	$1,295,726	$1,732,432

Note 5 – Other Receivables

Other receivables at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$310,650	$287,775
Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2021, as amended	82,840	76,740
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due March 1, 2022	225,924	225,924
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of the debtor; due August 17, 2021	497,040	-
Total other receivables	1,116,454	590,439
Current portion	(805,804)	(302,664)
Long-term portion	$310,650	$287,775

Note 6 – Property and Equipment

Property and equipment at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Leasehold improvements	$715,159	$465,857
Clinical equipment	325,953	301,337
Computer equipment	25,823	23,921
Office equipment	47,908	29,229
Furniture and fixtures	42,921	39,760
	1,157,764	860,104
Accumulated depreciation	(607,862)	(506,444)
Total	$549,902	$353,660

Depreciation expense for the nine months ended May 31, 2021 and 2020 was $57,840 and $54,681, respectively, and for the three months ended May 31, 2021 and 2020 was $13,902 and $13,713, respectively.

Note 7 – Intangible Assets

Intangible assets at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	6,579,752	5,248,000
	29,324,550	27,992,798
Accumulated amortization	(2,430,435)	(1,369,350)
Total	$26,894,115	$26,623,448

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending May 31,
2022	$1,535,507
2023	1,535,507
2024	1,535,507
2025	1,535,507
2026	1,508,415
Thereafter	19,243,672
Total	$26,894,115

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

On May 24, 2021, the Company and PRO-DIP, LLC, a New York limited liability company, entered into a Share Exchange Agreement (the “ PD SEA”), pursuant to which the Company acquired 100% of the PRO-DIP, LLC units held by the PRO-DIP, LLC members making PRO-DIP, LLC a wholly owned subsidiary of the Company. Pursuant to the terms of the PD SEA, the Company issued 189,796 restricted shares of Company common stock to the PD members. $455,752 of the purchase price allocation of PRO-DIP, LLC was allocated to intellectual property.

Note 8 – Accrued Expenses

Accrued expenses at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Accrued liabilities	$52,714	$37,457
Accrued payroll	184,162	117,823
Other	41,643	39,428
	$278,519	$194,708

Note 9 – Government Loans and Note Payable

Notes payable at May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The Company expects some or all of this loan to be forgiven as provided by in the CARES Act.	$21,900	$21,900
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	66,272	61,392
Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance.	40,320	-
Total notes payable	128,492	83,292
Less current portion	(88,956)	(83,292)
Long-term portion	$39,536	$-

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$66,272 at May 31, 2021), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the nine months ended May 31, 2021, recorded a total of approximately $731,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending May 31,
2022	$88,956
2023	814
2024	845
2025	877
2026	911
Thereafter	36,089
Total	$128,492

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

At May 31, 2021 and August 31, 2020, the amount of debentures outstanding was $1,027,736 and $952,058, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of May 31, 2021 and August 31, 2020:

		May 31,	August 31,
		2021	2020
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,539,226	$2,810,556
Total lease assets		$2,539,226	$2,810,556

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$514,931	$563,793
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,054,268	2,266,887
Total lease liability		$2,569,199	$2,830,680

Lease obligations at May 31, 2021 consisted of the following:

Twelve Months Ending May 31,
2022	$747,565
2023	677,819
2024	450,616
2025	360,412
2026	321,598
Thereafter	631,360
Total payments	3,189,370
Amount representing interest	(620,172)
Lease obligation, net	2,569,199
Less lease obligation, current portion	(514,931)
Lease obligation, long-term portion	$2,054,268

The lease expense for the nine months ended May 31, 2021 and 2020 was $629,029 and $576,528, respectively. The cash paid under operating leases for the nine months ended May 31, 2021 and 2020 was $621,228 and $563,989, respectively. At May 31, 2021, the weighted average remaining lease terms were 5.60 years and the weighted average discount rate was 8%.

Note 12 – Stockholders’ Deficit

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2021 and August 31, 2020, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At May 31, 2021 and August 31, 2020 there were 26,489,357 and 23,466,236 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2021, the Company issued:

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

●

100,000 restricted shares of common stock under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets.

●

9,913 shares of common stock under the Company’s 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289), for payment of legal services valued at $37,172.

●	2,388,050 shares of common stock, to accredited investors, under the terms and conditions of a Securities Purchase Agreement, dated April 9, 2021, in a registered direct offering for an agreed upon purchase price of $3.35 per share. The Company incurred offering cost of $764,388 associated with this offering. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective on March 22, 2021. The shares were issued on April 13. 2021.

●	189,796 restricted shares of common stock as consideration for a Share Exchange Agreement with the securities exchange valued at $430,837, or $2.27 per share. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 24, 2021.

During the nine months ended May 31, 2020, the Company issued:

●	35,437 restricted shares of common stock for cash proceeds of $113,399

●	800,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $6.56 on the execution date of the Agreement.

●	96,558 restricted shares of common stock as consideration for the License Agreement Amendment No. 1 with a value of $386,231 based on the closing share price of $4.00 on the execution date of the Agreement Amendment No.1.

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

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of May 31, 2021, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of May 31, 2021, the 2021 Plan has 4,490,087 shares are available for award.

In connection with the Securities Purchase Agreement, dated April 9, 2021, the Company also issued to the investors an aggregate of 2,388,050 warrants to purchase shares of the Company’s common stock at $3.35 per shares. The warrants vest immediately and expire on October 13, 2026.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2020	1,784,500	2.20	4.09	$3,173,800
Granted	2,460,650	3.36
Forfeited	-
Exercised	(7,500)	1.60
Outstanding, May 31, 2021	4,237,650	2.89	4.51	$595,200
Exercisable, May 31, 2021	4,189,250	$2.88	4.51	$595,200

The exercise price for options/warrants outstanding at May 31, 2021:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
997,000	$1.60	997,000	$1.60
775,000	3.00	775,000	3.00
2,388,050	3.35	2,388,050	3.35
72,600	3.80	24,200	3.80
5,000	5.00	5,000	5.00
4,237,650		4,189,250

For options granted during the nine months ended May 31, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.76, and the weighted-average exercise price of such options was $3.80. No options were granted during the nine months ended May 31, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $88,855 and $0 during the nine months ended May 31, 2021 and 2020, respectively. At May 31, 2021, the unamortized stock option expense was $177,709, which will be amortized into expense through January 2022.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the nine months ended May 31, 2021:

Risk-free interest rate	0.42%
Expected life of the options	2.5 years
Expected volatility	268%
Expected dividend yield	0%

Note 13 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of May 31, 2021, results of operations, cash flows or liquidity of the Company.

Note 14 – Acquisition

On May 24, 2021, the Company’s acquired PRO-DIP, LLC, to complement several of the Company’s growth initiatives (i) to build a health science related IP portfolio, and (ii) deliver wellness and preventative healthcare products to the marketplace. This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Office equipment	$16,355
Inventory	9,050
Intellectual property	455,752
SBA loan	(40,320)
$440,837

The purchase price was paid as follows:

Issuance of common stock	$430,837
Cash	10,000
Total consideration	$440,837

The purchase of PRO-DIP, LLC was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Note 15 – Subsequent Events

Resale Registration Statement on Form S-3

On June 8, 2021, the Company filed a registration statement on Form S-3 (SEC File No. 333-256892) relating to the sale of an aggregate of 2,388,050 shares of the Company’s common stock by the selling stockholders identified in the prospectus that forms a part of the registration statement. The shares are issuable upon the exercise of warrants purchased by the selling stockholders in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Securities Purchase Agreement dated April 9, 2021. The registration statement was declared effective by the SEC on June 15, 2021.

Robert Mattacchione Executive Agreement

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione will provide services to the Company (“GPE”). Mr. Mattacchione serves as the Company’s Chairman of the Board and Chief Executive Officer; and is the Company’s majority stockholder. Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione will continue to serve as the Company’s Chief Executive Officer. Mr. Mattacchione also continues to serve as Chairman of the Board. In consideration thereof, the Company agreed to (i) pay Mr. Mattacchione an annual base salary of $186,000, (ii) pay Mr. Mattacchione a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of positive net income (“PNI”), and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. Mattacchione made within 45 days of the close of the quarter, and (iii) pay Mr. Mattacchione bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the June 2021 Mattacchione Agreement, with the following milestone bonus parameters:

(a)	For each and every $50,000,000 Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Mr. Mattacchione will receive $1,000,000, or 2% of $50,000,000, in Company common stock. For the sake of clarity, Mr. Mattacchione will only be issued compensation based on $50,000,000 MCV increments; there will be no compensation issued for anything above $50,000,000 until the subsequent $50,000,000 MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company reaching and sustaining a MCV of $1 billion for a period of not less than 30 days (the “1B Bonus Event”), Mr. Mattacchione will receive $50,000,000, or 5% of $1 billion, in restricted shares of Company common stock. The 1B Bonus Event stock will be issued within 30 days of the 1B Bonus Event or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company.

(c)	For each additional $1 billion MCV, beyond the initial 1B Bonus Event, sustained for a period of no less than 30 days, Mr. Mattacchione will receive $50,000,000, or 5% of $1 billion, in restricted shares of the Company’s common stock. This additional 1B Bonus Event Stock, commencing with a $2 billion MCV and each additional 1B MCV increase, beyond $2 billion, will be issued within 30 days of the Bonus Event, or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company.

The term of the June 2021 Mattacchione Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. Mattacchione mutually agree. The June 2021 Mattacchione Agreement supersedes all prior compensation arrangements between the Company and Mr. Mattacchione and is subject to the termination provisions set forth in the June 2021 Mattacchione Agreement.

Christopher David Appointment as Chief Operating Officer & Employment Agreement

On June 18, 2021, the Company entered into an employment agreement (the “June 2021 David Agreement”) with Christopher David, the Company’s President and a member of the Company’s Board of Directors. Pursuant to the terms of the June 2021 David Agreement, Mr. David will serve as the Company’s President and Chief Operating Officer. In consideration thereof, the Company agreed to (i) pay Mr. David an annual base salary of $171,000, (ii) pay Mr. David a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of PNI, and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. David made within 45 days of the close of the quarter, and (iii) pay Mr. David bonuses based on increases in the Company’s MCV from the date of the June 2021 David Agreement, with the following milestone bonus parameters:

(a)	For each and every $50,000,000 Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Mr. David will receive $500,000, or 1% of $50,000,000, in Company common stock. For the sake of clarity, Mr. David will only be issued compensation based on $50,000,000 MCV increments; there will be no compensation issued for anything above $50,000,000 until the subsequent $50,000,000 MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company reaching and sustaining a MCV of $1 billion for no less than 30 days (the “1B Bonus Event”), Mr. David will receive $20,000,000, or 2% of $1 billion, in restricted shares of Company common stock. The 1B Bonus Event stock will be issued within 30 days of the 1B Bonus Event or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company.

(c)	For each additional $1 billion MCV, beyond the initial 1B Bonus Event, sustained for a period of no less than 30 days, Mr. David will receive $20,000,000, or 2% of $1 billion, in restricted shares of the Company’s common stock. This additional 1B Bonus Event Stock, commencing with a $2 billion MCV and each additional 1B MCV increase, beyond $2 billion, will be issued within 30 days of the Bonus Event, or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company.

The term of the June 2021 David Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. David mutually agree. The June 2021 David Agreement supersedes the employment agreement, dated August 6, 2020, between the Company and Mr. David and is subject to the termination provisions set forth in the June 2021 David Agreement.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price may be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the ‘Post-Closing Purchase Price Adjustment”). The final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, will be paid with the issuance, by NHL to the ACZ Shareholders, of certain non-voting NHL preferred shares exchangeable, solely at the determination of the ACZ Shareholders, into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). At closing of the ACZ SEA and prior to the Post-Closing Purchase Price Adjustment, the ACZ Shareholders NHL Exchangeable Shares represent an aggregate allotment of 3,806,660 restricted shares of the Company’s common stock. The actual number of restricted shares of Company common stock to be allotted and issued upon exchange of the NHL Exchangeable Shares will be determined based on the Post-Closing Purchase Price Adjustment.

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

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity, is an essential solution to the rapidly evolving fundamental transformation of how non-catastrophic healthcare is delivered both now and in the future. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective healthcare distribution. The Company’s decentralized healthcare business model is centered on three primary pillars to best support the transformation of non-catastrophic healthcare delivery to patients and consumers. The first pillar is building a foundation of traditional hands-on healthcare delivery, through small and micro footprint sized clinic facilities, within a significant service delivery network. The second pillar is the development, integration, and deployment of sophisticated technology, through interconnectivity, which expands the reach of healthcare related service, beyond the traditional clinic location, to geographic areas not readily providing advanced healthcare service to date, including the patient’s home. The third pillar is the development and distribution of effective wellness product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population. Additionally, the Company’s science first approach to product innovation further emphasizes our mandate to create and provide over-the-counter preventative and maintenance care solutions. Innovation in science as represented by the proprietary technology assures Novo Integrated of continued cutting edge advancement in patient first platforms.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada. As of May 31, 2021, the Company has 70 full-time employees and 58 part-time employees.

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

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our current and future patient community, beyond the traditional confines of brick-and-mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various Medical Technology Platforms either in-use or under development.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 initial 9-month period ended May 31, 2021 and we project the same for the fiscal year 2021 fourth quarter.

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

As of the date of filing this 10-Q quarterly report form, our clinic facilities have re-opened and are operating under COVID-19 pandemic related mandated guidelines and protocols. During the May 31, 2021 quarter period, the Ontario provincial government issued a stay at home order, effective from April 8, 2021 through June 2, 2021, which permitted only limited, essential activities outside the home, such as going to the grocery store or pharmacy, accessing health care services (including vaccinations), exercising outdoors, or working if such work cannot be done remotely.

For the quarter period ended May 31, 2021, NHL’s clinic-based revenue rebounded 85% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. In addition, for the quarter period ended May 31, 2021, NHL’s eldercare contracted services rebounded 94% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. The Company’s total revenue from all clinic and eldercare related contracted services for the quarter period ended May 31, 2021 rebounded approximately 90% compared to the Company’s last fully operational, pre-COVID-19 quarter period ended February 29, 2020. As of May 31, 2021, the Company has 70 full-time employees and 58 part-time employees.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For fiscal year 2021, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide both its clinic and eldercare community related services and products, the Company projects a steady month-over-month increase as (i) recommended guidelines for patient-clinician on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may continue to impact the Company’s fiscal year 2021 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may continue to be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Withdrawal of Regulation A+ Offering

On June 29, 2020, the Company commenced a public offering pursuant to Regulation A+ of up to 2,000,000 shares of its common stock, with an aggregate amount of $30,000,000, under a qualified Offering Statement (File No. 024-11186), on a self-underwritten “best efforts” basis. On February 25, 2021, the Company applied to the SEC for withdrawal of the Offering Statement as the Company had determined to terminate the offering. On March 1, 2021, the SEC issued an order granting the withdrawal of the Offering Statement. No securities had been sold pursuant to the Offering Statement.

Shelf Registration Statement

On March 22, 2021, the SEC declared effective the Company’s shelf registration statement on Form S-3 (File No. 333-254278) (the “Form S-3”) originally filed on March 15, 2021. The Form S-3 is a shelf registration statement relating to (i) the offer from time to time of securities having a maximum aggregate offering price of $75,000,000, and (ii) the resale by certain selling stockholders of up to an aggregate of 597,352 shares of the Company’s common stock.

Completion of $8 Million Registered Direct Offering and Concurrent Private Placement for Warrants

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

New Principal Financial Officer

On April 20, 2021, Thomas Bray notified us of his intent to resign as our Principal Financial Officer, effective April 20, 2021. On April 20, 2021, our Board of Directors appointed Sterling Modesto Jimenez Romero as Principal Financial Officer. Mr. Jimenez also served as our principal accounting officer.

Medical Advisory Board

In April 2021, the Company formed a Medical Advisory Board. The initial members of the Medical Advisory Board are Dr. Joseph M. Chalil, Dr. Michael G. Muhonen, and Dr. Zach P. Zachariah. The goal of the Medical Advisory Board is to provide the Company with important insight and expertise as the Company expands its personalized consumer engagement across all aspects of the patient/practitioner relationship through the integration of medical technology, advanced therapeutics, and rehabilitative sciences.

Formation of Compensation Committee

On May 5, 2021, the Company’s Board of Directors formed a Compensation Committee and named each of Mr. Alex Flesias, Mr. Robert Oliva and Mr. Michael Gaynor to serve as members thereof. Mr. Oliva serves as the Chair of the Compensation Committee.

Formation of Nominating and Corporate Governance Committee

On May 5, 2021, our Board of Directors formed a Nominating and Corporate Governance Committee and named each of Mr. Alex Flesias, Mr. Robert Oliva and Mr. Christopher David to serve as members thereof. Mr. Flesias will serve as Chair of the Nominating and Corporate Governance Committee.

Acquisition of PRO-DIP, LLC

On May 24, 2021, the Company completed the acquisition of PRO-DIP, LLC (“PD”), a New York state limited liability company in the business of providing nutritional oral energy and medicinal supplement pouches through a proprietary process, under the terms and conditions of a Share Exchange Agreement, dated May 11, 2021, resulting in PD being a wholly owned subsidiary of the Company.. The Company issued 189,796 restricted shares of common stock as full consideration for the transaction.

Robert Mattacchione Executive Agreement

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione will provide services to the Company (“GPE”). Mr. Mattacchione serves as the Company’s Chairman of the Board and Chief Executive Officer; and is the Company’s majority stockholder. Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione will continue to serve as the Company’s Chief Executive Officer. Mr. Mattacchione also continues to serve as Chairman of the Board. In consideration thereof, the Company agreed to (i) pay Mr. Mattacchione an annual base salary of $186,000, (ii) pay Mr. Mattacchione a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of positive net income (“PNI”), and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. Mattacchione made within 45 days of the close of the quarter, and (iii) pay Mr. Mattacchione bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the June 2021 Mattacchione Agreement, with the following milestone bonus parameters:

(a)	For each and every $50,000,000 Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Mr. Mattacchione will receive $1,000,000, or 2% of $50,000,000, in Company common stock. For the sake of clarity, Mr. Mattacchione will only be issued compensation based on $50,000,000 MCV increments; there will be no compensation issued for anything above $50,000,000 until the subsequent $50,000,000 MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company reaching and sustaining a MCV of $1 billion for no less than 30 days (the “1B Bonus Event”), Mr. Mattacchione will receive $50,000,000, or 5% of $1 billion, in restricted shares of Company common stock. The 1B Bonus Event stock will be issued within 30 days of the 1B Bonus Event or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company.

(c)	For each additional $1 billion MCV, beyond the initial 1B Bonus Event, sustained for a period of no less than 30 days, Mr. Mattacchione will receive $50,000,000, or 5% of $1 billion, in restricted shares of the Company’s common stock. This additional 1B Bonus Event Stock, commencing with a $2 billion MCV and each additional 1B MCV increase, beyond $2 billion, will be issued within 30 days of the Bonus Event, or at a later date as requested by Mr. Mattacchione, and held as an allocation to Mr. Mattacchione, until the requisition date as provided in writing, by Mr. Mattacchione, to the Company.

The term of the June 2021 Mattacchione Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. Mattacchione mutually agree. The June 2021 Mattacchione Agreement supersedes all prior compensation arrangements between the Company and Mr. Mattacchione and is subject to the termination provisions set forth in the June 2021 Mattacchione Agreement.

Christopher David Appointment as Chief Operating Officer & Employment Agreement

On June 18, 2021, the Company entered into an employment agreement (the “June 2021 David Agreement”) with Christopher David, the Company’s President and a member of the Company’s Board of Directors. Pursuant to the terms of the June 2021 David Agreement, Mr. David will serve as the Company’s President and Chief Operating Officer. In consideration thereof, the Company agreed to (i) pay Mr. David an annual base salary of $171,000, (ii) pay Mr. David a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of PNI, and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. David made within 45 days of the close of the quarter, and (iii) pay Mr. David bonuses based on increases in the Company’s MCV from the date of the June 2021 David Agreement, with the following milestone bonus parameters:

(a)	For each and every $50,000,000 Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Mr. David will receive $500,000, or 1% of $50,000,000, in Company common stock. For the sake of clarity, Mr. David will only be issued compensation based on $50,000,000 MCV increments; there will be no compensation issued for anything above $50,000,000 until the subsequent $50,000,000 MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company reaching and sustaining a MCV of $1 billion for no less than 30 days (the “1B Bonus Event”), Mr. David will receive $20,000,000, or 2% of $1 billion, in restricted shares of Company common stock. The 1B Bonus Event stock will be issued within 30 days of the 1B Bonus Event or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company.

(c)	For each additional $1 billion MCV, beyond the initial 1B Bonus Event, sustained for a period of no less than 30 days, Mr. David will receive $20,000,000, or 2% of $1 billion, in restricted shares of the Company’s common stock. This additional 1B Bonus Event Stock, commencing with a $2 billion MCV and each additional 1B MCV increase, beyond $2 billion, will be issued within 30 days of the Bonus Event, or at a later date as requested by Mr. David, and held as an allocation to Mr. David, until the requisition date as provided in writing, by Mr. David, to the Company.

The term of the June 2021 David Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. David mutually agree. The June 2021 David Agreement supersedes the employment agreement dated August 6, 2020 between the Company and Mr. David and is subject to the termination provisions set forth in the June 2021 David Agreement.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price may be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the ‘Post-Closing Purchase Price Adjustment”). The final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, will be paid with the issuance, by NHL to the ACZ Shareholders, of certain non-voting NHL preferred shares exchangeable, solely at the determination of the ACZ Shareholders, into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). At closing of the ACZ SEA and prior to the Post-Closing Purchase Price Adjustment, the ACZ Shareholders NHL Exchangeable Shares represent an aggregate allotment of 3,806,660 restricted shares of the Company’s common stock. The actual number of restricted shares of Company common stock to be allotted and issued upon exchange of the NHL Exchangeable Shares will be determined based on the Post-Closing Purchase Price Adjustment.

New Principal Financial Officer

On June 14, 2021, Sterling Modesto Jimenez Romero notified us of his intent to resign as our Principal Financial Officer, effective June 15, 2021. On June 15, 2021, our Board of Directors appointed James Zsebok as Principal Financial Officer. Mr. Zsebok also serves as our principal accounting officer.

For the three months ended May 31, 2021 compared to the three months ended May 31, 2020

Revenues for the three months ended May 31, 2021 were $2,380,974, representing an increase of $1,342,748, or 129.3%, from $1,038,226 for the same period in 2020. The increase in revenue is principally due to periodic easing of COVID pandemic related restrictions which resulted in our practitioners being able to provide more patients with additional in-person services compared to the March 17 through June 1, 2020 period in which our practitioners were limited to providing their services either remotely or in-person to patients requiring emergency and essential need treatment.

Cost of revenues for the three months ended May 31, 2021 were $1,100,516, representing an increase of $540,540 or 96.5%, from $559,976 for the same period in 2020. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue was 46.2% for the three months ended May 31, 2021 and 53.9% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the three months ended May 31, 2021 were $1,682,430, representing an increase of $1,125,629, or 202.2%, from $556,801 for the same period in 2020. The increase in operating costs is principally due to an increase in amortization of intangible assets, salary expense due to hiring of senior level executives, and legal fees related to the filing of the Company’s registration statement on Form S-3.

Interest expense for the three months ended May 31, 2021 was $21,701, representing a decrease of $26,544, or 55.0%, from $48,245 for the same period in 2020. The decrease is due to reduction of interest-bearing debt.

Net loss attributed to Novo Integrated Sciences for the three months ended May 31, 2021 was $411,187, representing an increase of $312,892, or 318.3%, from $98,295 for the same period in 2020. The increase in net loss is principally due to an increase in operating costs related to an increase in amortization of intangible assets, salary expense due to hiring of senior level executives, and legal fees related to the filing of the Company’s registration statement on Form S-3.

For the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020

Revenues for the nine months ended May 31, 2021 were $6,612,374, representing an increase of $596,674, or 9.9%, from $6,015,700 for the same period in 2020. The increase in revenue is principally due to periodic easing of COVID pandemic related restrictions which resulted in our practitioners being able to provide more patients with additional in-person services compared to the March 17 through June 1, 2020 period in which our practitioners were limited to providing their services either remotely or in-person to patients requiring emergency and essential need treatment.

Cost of revenues for the nine months ended May 31, 2021 were $3,769,020, representing a decrease of $9,757 or 0.3%, from $3,778,777 for the same period in 2020. The decrease was not significant. Cost of revenues as a percentage of revenue was 57.0% for the nine months ended May 31, 2021 and 62.8% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the nine months ended May 31, 2021 were $5,328,994, representing an increase of $2,785,927, or 109.5%, from $2,543,067 for the same period in 2020. The increase in operating costs is principally due to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Interest expense for the nine months ended May 31, 2021 was $68,590, representing a decrease of $57,701, or 45.7%, from $126,291 for the same period in 2020. The decrease is due to reduction of interest-bearing debt.

Net loss attributed to Novo Integrated Sciences for the nine months ended May 31, 2021 was $2,522,527, representing an increase of $1,831,628, or 265.1%, from $690,899 for the same period in 2020. The increase in net loss is principally due to an increase in amortization of intangible assets, common stock issued for services including successful uplist to the Nasdaq Capital Markets, salary expense due to hiring of senior level executives, and legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the nine months ended May 31, 2021, the Company had a net loss of $2,528,965.

During the nine months ended May 31, 2021, the Company used cash in operating activities of $279,280 compared to $426,134 for the same period in 2020. The principal reason for the decrease in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the nine months ended May 31, 2021, the Company used cash from investing activities of $681,409 compared to $268,082 for the same period in 2020. During the period in 2020, the Company received $372,800 from the return of a previous acquisition deposit and made a payment of $636,985 for a deposit on another potential acquisition. During the period in 2021 the Company purchased property and equipment of $201,369, loaned amounts for other receivables of $470,040 and paid $10,000 of cash in connection with an acquisition.

During the nine months ended May 31, 2021, the Company provided cash from financing activities of $7,162,046 compared to $43,930 for the same period in 2020. The principal reason for the increase in cash provided by financing activities was the sale of 2,388,050 shares of the Company’s common stock in April 2021 for net proceeds of $7,235,580.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

On March 17, 2020, as a result of COVID-19 infections having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners and patients. On March 20, 2020, the Company announced the precautionary measures taken as well as announcing the business impact related to the coronavirus (COVID-19) pandemic. Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 initial 9-month period ended May 31, 2021 and we project the same for the fiscal year 2021 fourth quarter.

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of June 9, 2020, the Company had opened all corporate clinics while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

As of the date of filing this 10-Q quarterly report form, our clinic facilities have re-opened and are operating under COVID-19 pandemic related mandated guidelines and protocols. During the May 31, 2021 quarter period, the Ontario provincial government issued a stay at home order, effective from April 8, 2021 through June 2, 2021, which permitted only limited, essential activities outside the home, such as going to the grocery store or pharmacy, accessing health care services (including vaccinations), exercising outdoors, or working if such work cannot be done remotely.

For the quarter period ended May 31, 2021, NHL’s clinic-based revenue rebounded 85% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. In addition, for the quarter period ended May 31, 2021, NHL’s eldercare contracted services rebounded 94% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. The Company’s total revenue from all clinic and eldercare related contracted services for the quarter period ended May 31, 2021 rebounded approximately 90% compared to the Company’s last fully operational, pre-COVID-19 quarter period ended February 29, 2020. As of May 31, 2021, the Company has 70 full-time employees and 58 part-time employees.

Based on the Company’s cash and cash equivalents position of $8,367,045, at May 31, 2021, and assuming no additional “lockdowns” or new material directives further restricting (i) clinic-based patient flow and services rendered, and (ii) eldercare contracted services rendered, the Company projects no measurable liquidity deficiency.

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

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For fiscal year 2021 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide both its clinic and eldercare related contracted services and products, the Company projects a steady quarter-to-quarter increase as (i) recommended guidelines for patient-practitioner on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $60,000, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $40,000.

Intangible Assets

The Company’s intangible assets consist of land use rights, a software license and intellectual property which will be amortized over 50 (the lease period), 7 and 7 years, respectively. The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets, but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $384,000, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $256,000.

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

In May, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2021. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Operating under COVID-19 related governmental proclamations and directives, between March 17, 2020 and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy. In light of most eldercare related services being deemed essential by national, provincial and local governmental authorities in Canada, NHL’s contracted eldercare related services have been nominally impacted during the fiscal year 2021 initial 9-month period ended May 31, 2021 and we project the same for the fiscal year 2021 fourth quarter.

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

As of the date of filing this 10-Q quarterly report form, our clinic facilities have re-opened and are operating under COVID-19 pandemic related mandated guidelines and protocols. During the May 31, 2021 quarter period, the Ontario provincial government issued a stay at home order, effective from April 8, 2021 through June 2, 2021, which permitted only limited, essential activities outside the home, such as going to the grocery store or pharmacy, accessing health care services (including vaccinations), exercising outdoors, or working if such work cannot be done remotely.

For the quarter period ended May 31, 2021, NHL’s clinic-based revenue rebounded 85% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. In addition, for the quarter period ended May 31, 2021, NHL’s eldercare contracted services rebounded 94% compared to the Company’s last fully operational, pre COVID-19 quarter period ended February 29, 2020. The Company’s total revenue from all clinic and eldercare related contracted services for the quarter period ended May 31, 2021 rebounded approximately 90% compared to the Company’s last fully operational, pre-COVID-19 quarter period ended February 29, 2020. As of May 31, 2021, the Company has 70 full-time employees and 58 part-time employees.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For fiscal year 2021 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide both its clinic and eldercare related contracted services and products, the Company projects a steady quarter-to-quarter increase as (i) recommended guidelines for patient-practitioner on-site interaction are eased, and (ii) more overall movement restrictions are reduced and people are more comfortable in public spaces.

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

The measures taken to date may continue to impact the Company’s fiscal year 2021 business and potentially beyond. Management expects that all of its business segments, across all of its geographies, may continue to be impacted to some degree, but the significance of the full impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2021, the Company issued 100,000 restricted shares of common stock under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets.

On May 24, 2021, the Company issued 189,796 restricted shares of common stock as consideration for a Share Exchange Agreement.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-3 (File No. 333-254278) filed with the Commission on March 15, 2021).

4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-3 (File No. 333-254278) filed with the Commission on March 15, 2021).

10.1	Share Exchange Agreement, dated as of May 11, 2021, by and among the registrant, PRO-DIP, LLC, Peter St. Lawrence and George St. Lawrence. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on May 17, 2021).

10.2	Share Exchange Agreement, dated as of May 28, 2021, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited, Acenzia Inc., Ambour Holdings Inc., Avec8 Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on June 3, 2021).

10.3	Executive Agreement, dated June 18, 2021, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on June 21, 2021).

10.4	Employment Agreement, dated June 18, 2021, by and between the registrant and Christopher David. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the Commission on June 21, 2021).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: July 14, 2021	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

