Form 10-K
period 2021-08-31
Novo Integrated Sciences, Inc.
filed 2021-12-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2021, was $28,576,131.

There were 28,645,144 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 13, 2021.

Documents Incorporated by Reference

None

Novo Integrated Sciences, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about Novo Integrated Sciences, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

The Company owns Canadian and U.S. subsidiaries which provide, or intend to provide, essential and differentiated solutions to the delivery of multidisciplinary primary care and related wellness products through the integration of medical technology, interconnectivity, advanced therapeutics, unique personalized product offerings, and rehabilitative science. For the period ended August 31, 2021, the Company’s revenue was generated primarily through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides our services and products through both clinic and eldercare related operations.

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity, is an essential solution to the rapidly evolving fundamental transformation of how non-catastrophic healthcare is delivered both now and in the future. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective and efficient healthcare distribution.

The Company’s decentralized healthcare business model is centered on three primary pillars to best support the transformation of non-catastrophic healthcare delivery to patients and consumers:

●	First Pillar: Service Networks. Deliver multidisciplinary primary care services through (i) an affiliate network of clinic facilities, (ii) small and micro footprint sized clinic facilities primarily located within the footprint of box-store commercial enterprises, (iii) clinic facilities operated through a franchise relationship with the Company, and (iv) corporate operated clinic facilities.

●	Second Pillar: Technology. Develop, deploy, and integrate sophisticated interconnected technology, interfacing the patient to the healthcare practitioner thus expanding the reach and availability of the Company’s services, beyond the traditional clinic location, to geographic areas not readily providing advanced, peripheral based healthcare services, including the patient’s home.

●	Third Pillar: Products. Develop and distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population. The Company’s science-first approach to product innovation further emphasizes our mandate to create and provide over-the-counter preventative and maintenance care solutions.

Innovation through science combined with the integration of sophisticated, secure technology assures Novo Integrated Sciences of continued cutting edge advancement in patient first platforms.

First Pillar – Service Networks for Hands-on Patient Care

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees.

Our specialized multidisciplinary primary care services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

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

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, an Ontario corporation formed in 2006, NHL has a 15-year history of providing certain multidisciplinary related healthcare services and products to the eldercare community. In 2017, based on the philosophical overlap and synchronicity between PT and OT, NHL launched its occupational therapy sector of services for our eldercare clients. NHL’s eldercare focused OT and PT services and product are in direct competition with the top providers in this sector. We offer one of the most extensive rosters of OT and PT clinicians certified by the Ministry of Health for assistive device assessment under the Assistive Device Program which, when the individual meets the criteria, allows our eldercare clients access to significant funding subsidies to purchase varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters).

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

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with long-term care homes to provide individualized, onsite PT and group exercise classes for its residents. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care, based on assessed needs, and with a goal of assisting each resident to attain and maintain their highest level of function possible with their activities of daily living. These services are primarily funded by the Ontario Ministry of Long-Term Care (“MLTC”). The NHL team assists in providing assistive device assessments allowing residents access to funding assistance for varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters). In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team in the homes’ annual care conferences with its residents. Through the provision of education regarding nursing restorative programming, our team assists the facilities’ team in back education, fall prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”) which is the standardized assessment tool required for the home to access payment from the MLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. NHL’s proprietary software provides our eldercare client locations with the unique ability to login and access multiple data points related to a multitude of therapy services provided to its residents, allowing for detailed, rapid reporting and accountability.

2.	Retirement Homes. We contract with client retirement homes to provide individualized PT and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs, again with a goal of assisting the residents participating in therapy to attain and maintain their level of function related to the activities of daily living. These services are partially funded by the individual and partly funded by the MLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team, provides in depth service reports to the homes to measure desired service delivery and our proprietary software allows for the retirement home to have the same unique login capacity. In addition to the services above, some of the residents in the retirement homes, and as applicable the resident’s family members, can request and authorize receiving an increased level of physiotherapy related services available privately on a fee-for-service basis paid by the individual. In addition, access to Registered Massage Therapists is also offered on a fee-for-service basis.

3.	Community Based Home Care Physiotherapy. Throughout the province of Ontario, the MLTC operates 14 Home and Community Care Support Services organizations (“HCCSS”) which are health authorities responsible for regional administration of public health care services. The HCCSS’s serve as contact points, information clearing houses, referral resources, and assessment / care coordinators for eligible residents who need health care assistance at home or a safer place to live through aging at home strategies that can be put in place by health care providers. Through service contracts, the HCCSS’s engage “cluster providers” to provide services to clients living in the community, clients living at-home or clients living in a retirement home. These service contracts are funded by the MLTC.

NHL is a “cluster provider” sub-contractor for home care physiotherapy in the North East HCCSS which encompasses more than 565,000 people across 400,000 square kilometers and five sub-regions. Through this subcontract arrangement, we provide one-on-one physiotherapy assessment and treatment to clients who cannot easily access outpatient services due to mobility challenges. Primarily, these clients are elderly with multiple co-morbidities, although some clients are not elderly and are instead simply post-operative with mobility challenges.

4.	Community Based Group Exercise Classes & Fall Prevention Programs. NHL has contracted with 2 “cluster providers” to provide group exercise classes and fall prevention programs (consisting of an assessment accompanied by education and group exercise classes) in 3 separate HCCSS’s (Central, Toronto Central and Central East) which encompass the Greater Toronto area with an estimated aggregate population of 4.4 million people. In 2013, the MLTC introduced several initiatives designed to assist seniors in maintaining an active and healthy lifestyle while still living at home. Under the 2013 initiative, exercise instructors under contract with NHL, deliver group exercise classes over a 48-week period each year.

In addition, another component of the 2013 MLTC initiative is the delivery of fall prevention programs with entry and exit assessments completed by specialized registered providers such as kinesiologists and physiotherapists with the assistance of exercise instructors for the group class and education portion of the program. The goal of these classes is to assess seniors’ general health status, identify defined levels of risk pertaining to balance and falling, and educate seniors about fall prevention through a combination of increased knowledge and teaching exercises designed to improve strength and balance.

5.	Community-based Outpatient Clinics. NHL provides outpatient physiotherapy, chiropractic, and laser technology services through a community-based clinic in the province of Ontario. The services provided at the clinic are funded by Motor Vehicle Accident treatment plans, extended health benefits insurance coverage, or private payment. A portion of the services provided at the clinic are funded by the MLTC in the form of Episodes of Care and these services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and
●	Are post-operative, or
●	Have just been discharged from a hospital, or
●	Are receiving services from the Ontario Disability Services Program or Ontario Works.

Our eldercare OT services are provided, through two separate sectors, as follows:

1.	Long-Term Care Sector. We contract with client homes to provide the following OT services:

●	Assessments and interventions to support maintenance and restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,
●	Speech language pathology services, including evaluation and treatment,
●	Swallowing and eating assessments and interventions,
●	Cognitive behavioral assessments and care planning,
●	Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MLTC.

2.	Retirement Home & Community. We provide the following OT services through individual contracts with private payers:

●	Home safety assessments,
●	Functional assessments,
●	In-home activities of daily living assessments,
●	Assessment and completion of applications for assistive devices (mobility aids),
●	Custom seating and mobility consultations,
●	Case management services, and
●	Speech language pathology services, including evaluation and treatment.

LA Fitness U.S. and Canada Micro Clinics

In September 2019, through its U.S. subsidiary Novomerica Health Group, Inc. (“Novomerica”) and its Canadian subsidiary, Novo Healthnet Limited, the Company entered into exclusive Master Facility License Agreements to establish and operate reduced footprint clinics, or “micro-clinics”, to provide outpatient physical and/or occupational therapy services and related products within LA Fitness facilities in both the U.S. and Canada. In March 2020, as a result of guidelines issued by local, state, federal, and provincial authorities due to the COVID-19 pandemic, LA Fitness U.S. and Canada closed all facilities nationwide. As a result, all contractual terms and conditions of both our U.S. and Canada Master Facility License Agreements have been on hold through the 2021 fiscal year end period with intent to amend both the U.S. and Canada License Agreements and related timelines to launch our LA Fitness micro-clinic facilities as “normal” activity resumes in the LA Fitness U.S. and Canada facilities. We cannot guarantee that the (relevant) License Agreement will be amended to allow for an extension of its timeline. Currently, under both government and internal corporate directives, LA Fitness is cautiously opening certain facilities to limited access and services. Opening of our micro-clinic facilities may vary from state to state and province-to-province; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each of our LA Fitness micro-clinic facilities remains intact. Due to the ever-changing conditions surrounding the re-opening and operations of both U.S. and Canada based LA Fitness facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2022.

Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with 108 clinics across Canada with 82 affiliate clinics in Ontario province and 26 affiliate clinics located throughout Alberta, Nova Scotia and Newfoundland.

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

Second Pillar – Interconnected Technology for Virtual Ecosystem of Services, Products and Digital Health Offerings

Decentralization through the integration of interconnected technology platforms has been adopted and is thriving in a variety of sectors and industries such as transportation (Uber, Lyft), real estate (Zillow, Redfin, Airbnb, VRBO), used car sales (Carvana, Vroom), stock and financial markets (Robinhood, Acorns, Webull) and so many other sectors. Yet decentralization of the non-critical primary care and wellness sector of healthcare is lagging significantly in capability and benefit for patient access and delivery of services and products. The COVID pandemic has taught both patients and healthcare providers the viability, importance, and benefits of decentralized access to primary care simply through the rapid adoption of telehealth/telemedicine.

The Company’s focus on a holistic approach to patient-first health and wellness, through innovation and decentralization, includes maintaining an on-going continuous connection with our current and future patient community, beyond the traditional confines of brick-and-mortar facilities, by extending oversight of patient evaluation, diagnosis, treatment solutions, and monitoring, directly through various Medical Technology Platforms and periphery tools either in-use or under development. Through the integration and deployment of sophisticated and secure technology and periphery diagnostic tools, the Company is working to expand the reach of our non-critical primary care services and product offerings, beyond the traditional clinic locations, to geographic areas not readily providing advanced primary care service to date, including the patient’s home.

NovoConnect

NovoConnect, the Company’s proprietary mobile application, with a fully securitized tech stack is intended as our primary tool to integrate all of the Company’s interconnected technology designed to empower the patient by providing a single platform with a robust healthcare ecosystem of services, products and digital health offerings allowing the patient to have direct control of their health and wellness. We believe the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient.

The current system for delivery and access to primary care is fragmented, requiring patients to use multiple access points, portals, and applications to track various practitioner and health plan interactions for which each practitioner and health plan maintains separate records. Too many times, as a patient ages, the current systems make it almost impossible to have a central data set of a patients’ health history, many times losing various time periods of health history. Novo Connect is intended to empower the patient by providing a single platform that offers the care services, tracking, and secure recordkeeping to better navigate care choices.

Specific to non-critical care, the patient-practitioner relationship is shifting away from on-site visits to primary medical centers with mass-services and to the patient’s home and micro-clinics. Novo Connect is intended to provide “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizing the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective healthcare distribution. The services and products available through NovoConnect may be provided either directly by the Company or an affiliated network of service or product providers across a variety of specialties.

NovoConnect is intended to provide a suite of secure, reliable engagement features including, but not limited to, appointment scheduling, bi-directional interface with Electronic Health Records (EHR), e-commerce, access to forms and documents, distribute patient data from C-CDAs to the patient portal regardless of source HER, bill pay, remote patient monitoring interface, patient-focused wellness information, and much more. As of August 31, 2021, NovoConnect is in beta testing with an intended launch date by the first quarter of 2022.

Telemedicine/Telehealth

The pandemic has taught both patients and healthcare providers the viability, importance, and benefits of telemedicine technology for non-catastrophic primary care. Telemedicine is transforming traditional approaches to healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to both clinicians and medically licensed providers. In a post-pandemic global environment, telemedicine is rapidly being adopted by clinicians, medical licensed providers, and the patient. However, we believe to date, telehealth technology usage is one dimensional and limiting in comfort for practitioners to provide in-depth diagnosis and treatment solutions.

Through both internal development and partnerships, the Company is working to provide the next generation of telehealth technology capability to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction through laptop, desktop or the Company’s NovoConnect mobile application. Through the interface of sophisticated peripheral based diagnostic tools, such as a blood pressure reading device, a derma scope, an ophthalmoscope otoscope, and other add-ons operated by skilled support workers in the patient’s remote location, the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution is dramatically elevated creating virtual visits that are intended to be as real and as effective as a physical visit.

Remote Patient Monitoring (“RPM”)

Through our exclusive licensing agreement with Cloud DX, our RPM platform empowers a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review. The Cloud DX platform allows us to further expand on our patient-first care philosophy of maintaining an on-going connection with our patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home.

Third Pillar – Health and Wellness Products

We believe our science first approach to product offerings further emphasizes the Company’s strategic vision to innovate, evolve, and deliver over-the-counter preventative and maintenance care solutions as well as therapeutics and personalized diagnostics that enable individualized health optimization.

As the Company’s patient base grows through the expansion of its corporate owned clinics, its affiliate network, its micro-clinic facility openings, its interconnected technology platforms, and other growth initiatives, the development and distribution of high-quality wellness product solutions is integral to (i) offering effective product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population, and (ii) maintaining an on-going relationship with our patients through the customization of patient preventative and maintenance care solutions.

The Company’s product offering ecosystem is being built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally.

Acenzia Inc.

Acenzia Inc. (“Acenzia”), which was acquired by the Company in June 2021, is in the business of providing nutraceutical health solutions through advanced bio-science research and development, proprietary manufacturing, and personalized diagnostics. In addition, Acenzia has developed a multiple international jurisdiction patented technology platform, using zebra fish, which enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment (“Zgraft”)

Acenzia, founded in 2015, is licensed by multiple international government agencies including Health Canada, the U.S. FDA and the European Union for Good Manufacturing Practices (GMP) for over-the-counter and dietary supplement manufacturing. In addition, Acenzia maintains multiple third-party licenses including from the National Sanitation Foundation International (NSF) for meeting the required public health standards for manufacturing food, nutrition, and supplements. Acenzia is dedicated to the creation of innovative therapeutics and diagnostics that enables individualized health optimization.

Acenzia’s 36,000 square foot facility is located in Windsor Ontario Canada and includes Class 100 pharmaceutical grade cleanrooms and certified laboratories from which Acenzia creates and manufactures evidenced-based dietary, nutraceutical, and food products that can be validated through personalized diagnostics.

PRO-DIP, LLC

PRO-DIP, LLC (“PRO-DIP”), founded in 2015 and based in San Jose, California, was acquired by the Company in May 2021. PRO-DIP has developed and commercialized its proprietary, patent-pending ION Energy oral pouch that delivers flavorful bursts of vitamins and natural energy supplements through small, semi-permeable sachets placed in the mouth, between the gum and cheek or lip. The initial burst of supplements is followed by extended absorption of the nutrients, providing long-lasting energy, even at high-exertion levels. With its hand-free ease of consumption, the ION energy-rich pouch is an alternative to traditional sports supplements

In addition to the ION Energy oral pouch, PRO-DIP is developing other pouch types for applications such as hydration, immunity, multi-vitamin, antioxidants, creatine, and sleep.

The PRO-DIP oral pouch delivery system offers broad market applications related to (i) nutritionally focused products and, (ii) medicinal based formulations. The dissolvable oral pouch as the delivery mechanism for certain medications, normally swallowed in pill or tablet format, between the cheek and gum for buccal absorption into the mouth’s small blood vessels.

PRO-DIP’s current distribution chain includes ADS, Inc., a leading value-added logistics and supply chain solutions provider that serves all branches of the U.S. Military, federal, state, and local government organizations, law enforcement agencies, first responders, partner nations and the defense industry.

Intellectual Property and Patents

The Company has acquired intellectual property, including patents, related to health sciences, personal diagnostics, and product applications which include:

1.	Zgraft is a multiple international jurisdiction patented personalized diagnostic technology platform which , using zebra fish, enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment. The Zgraft platform models tumor progression and analyzes a cancer cell’s response to various treatment by transplanting human tumor tissue into a zebrafish allowing researchers to test an individual’s tumor cells under various conditions to see how they might respond to certain drug combinations and how the cancer progresses — all without exposing patients to the adverse effects of trying drug combinations that, ultimately, aren’t effective for their cases. Essentially, by taking a sample of cancer cells from a patient’s own tumors and studying them in a variety of conditions, doctors can now provide a more accurate prognosis of that individual’s case. More importantly, we believe doctors can now test a variety of possible drug combinations to see how that articular patient’s cancer will respond to them.

2.	Intellectual property for generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications.

3.	Intellectual property for proprietary designs for a cannabis dosing device, TruDose, which provides real-time analysis for the amount of THC/CBD in the smoke/vapor stream, after the heat point, allowing that once the device has detected the medically prescribed pre-set amount of THC/CBD has been detected, the device shuts off the flow of smoke/vapor so that only the pre-determined dose can be inhaled. The TruDose device is designed and intended to create assurance to delivered doses potentially allowing for broader medical application adoption.

Recent Developments

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors, and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees specific to on-site clinic and eldercare operations.

Specific to our clinic-based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17 through June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of the quarter period ended August 31, 2021, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the fiscal year ended August 31, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For the quarter ended August 31, 2021, the Company’s clinic-based revenue rebounded approximately 27.1% compared to the same period in 2020. For the quarter ended August 31, 2021, the Company’s total revenue from all clinic and eldercare related contracted services rebounded approximately 15.1% compared to the same period in 2020. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees specific to on-site clinic and eldercare operations.

Specific to PRO-DIP and Acenzia, both companies are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

For fiscal year 2022 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide its services and products in Canada and the U.S., the Company projects a steady quarter-to-quarter increase of revenue.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

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

Completion of $8 Million Registered Direct Offering and Concurrent Private Placement for Warrants

On April 13, 2021, the Company completed the closing pursuant to a securities purchase agreement with certain accredited institutional investors to purchase approximately $8,000,000 of its common stock in a registered direct offering under the Form S-3 and warrants to purchase common stock in a concurrent private placement. The combined purchase price for one share of common stock and one warrant is $3.35.

Principal Financial Officer Changes

On April 20, 2021, Thomas Bray notified us of his intent to resign as our Principal Financial Officer, effective April 20, 2021. On April 20, 2021, our Board of Directors appointed Sterling Modesto Jimenez Romero as Principal Financial Officer. Mr. Jimenez also served as our principal accounting officer. On June 14, 2021, Mr. Jimenez notified us of his intent to resign as the Company’s Principal Financial Officer, effective June 15, 2021. On June 15, 2021, the Board of Directors appointed James Zsebok, as the Company’s Principal Financial Officer. Mr. Zsebok also serves as the Company’s principal accounting officer.

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

Formation of Nominating and Corporate Governance Committee

On May 5, 2021, our Board of Directors formed a Nominating and Corporate Governance Committee and named each of Mr. Alex Flesias, Mr. Robert Oliva and Mr. Christopher David to serve as members thereof. Mr. Flesias serves as Chair of the Nominating and Corporate Governance Committee.

Acquisition of PRO-DIP, LLC

On May 24, 2021, the Company completed the acquisition of PRO-DIP, a New York state limited liability company in the business of providing nutritional oral energy and medicinal supplement pouches through a proprietary process, under the terms and conditions of a Share Exchange Agreement, dated May 11, 2021, resulting in PRO-DIP being a wholly owned subsidiary of the Company. The Company issued 189,796 restricted shares of common stock and $10,000 in cash as full consideration for the transaction.

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

Robert Mattacchione Executive Agreement

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione agreed to provide services to the Company (“GPE”). See Part III, Item 11, “Executive Compensation” for additional information regarding the June 2021 Mattacchione Agreement.

Christopher David Appointment as Chief Operating Officer & Employment Agreement

On June 18, 2021, the Company entered into an employment agreement (the “June 2021 David Agreement”) with Christopher David, the Company’s then-President and a member of the Company’s Board of Directors. Pursuant to the terms of the June 2021 David Agreement, Mr. David agreed to serve as the Company’s President and Chief Operating Officer. See Part III, Item 11, “Executive Compensation” for additional information regarding the June 2021 David Agreement.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia, Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively, the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price could be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the “Post-Closing Purchase Price Adjustment”). On October 22, 2021, the parties (i) set the final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, at a value of $14,162,795, and (ii) agreed to the issuance of that number of NHL Exchangeable Shares (as defined in the ACZ SEA) exchangeable into 3,622,199 restricted shares of Company common stock at an agreed upon price of $3.91 allotted for the ACZ Shareholders as provided for in the ACZ SEA. The price of the Company’s common stock on the closing date was $2.55; therefore, the purchase price for accounting purposes was $9,236,607.

Letter of Intent to Acquire Pharmacies

On August 30, 2021, the Company entered into a non-binding letter of intent to acquire seven pharmacies in the United States. The acquisition of seven pharmacies, which collectively generated approximately $55 million in annualized revenue in 2020, would establish the Company’s footprint in the U.S. with locations in Florida, Virginia, and Arizona. The Company believes that the daily patient interaction will allow it to leverage its telehealth platform, mobile application (NovoConnect), on-site diagnostic capabilities such as Zgraft, and customized nutrition and wellness product offerings, establishing the Company as a vertically integrated, multidisciplinary health care provider. The proposed all-stock transactions contemplate the acquisition, by the Company, of a 50% interest in each pharmacy. The Company expects to negotiate and enter into definitive agreements and to close the acquisitions during the second half of 2021.

MiTelemed+

In October 2021, the Company announced the launch of MiTelemed+, Inc. (“MiTelemed”), a joint venture between NHL and EK-Tech Solutions Inc. (“EK-Tech”). MiTelemed will operate, support and expand access and functionality of iTelemed, EK-Tech’s enhanced proprietary telehealth platform. MiTelemed+, through the iTelemed platform, will allow us to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction. Through the interface of sophisticated peripheral based diagnostic tools operated by skilled support workers in the patient’s remote location, we believe that the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution will be dramatically elevated.

Terragenx Share Exchange

On November 17, 2021, the Company and NHL entered into that certain Share Exchange Agreement (the “Terra SEA”), dated as of November 17, 2021, by and among the Company, NHL, Terragenx Inc. (“Terra”), TMS Inc. (“TMS”), Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (“COHV” and collectively with TMS, Mr. Mullins and Mr. Fournier, the “Terra Shareholders”). Collectively, the Terra Shareholders own 91% of the outstanding shares of Terra (the “Terra Purchased Shares”).

Pursuant to the terms of the Terra SEA, NHL agreed to purchase from the Terra Shareholders, and the Terra Shareholders agreed to sell to NHL, the Terra Purchased Shares on the closing date, in exchange for payment by NHL of the purchase price (the “Purchase Price”) of CAD$500,000 (approximately $398,050) (the “Exchange”). The Purchase Price was to be paid with the issuance, by NHL to the Terra Shareholders, of certain non-voting NHL special shares exchangeable into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). The total shares of Company common stock allotted in favor of the Terra Shareholders was calculated at a per share price of $3.35.

The Exchange closed on November 17, 2021. At the closing of the Exchange, (i) the Terra Shareholders transferred to NHL a total of 910 shares of Terra common stock, representing 91% of Terra’s outstanding shares, and (ii) a total of 100 NHL Exchangeable Shares were issued to the Terra Shareholders, which NHL Exchangeable Shares are exchangeable into a total of 118,821 restricted shares of the Company’s common stock. As a result of the Exchange, NHL has 91% ownership of Terra and full control of the Terra business.

The Terra SEA contains customary representations, warranties and closing conditions.

Mullins Asset Purchase Agreement

On November 17, 2021, the Company entered into that certain Asset Purchase Agreement (the “Mullins APA”), dated as of November 17, 2021, by and between the Company and Terence Mullins. Pursuant to the terms of the Mullins APA, Mr. Mullins agreed to sell, and the Company agreed to purchase, all of Mr. Mullins’ right, title and interest in and to certain assets directly and indirectly related to any and all iodine-based related products and technologies as specified in the Mullins APA (the “Mullins IP Assets”), in exchange for a purchase price of CAD$2,500,000 (approximately $1,967,850) which is to be paid as follows:

a.	CAD$2,000,000 (approximately $1,592,200) is to be issued or allotted to Mr. Mullins only after patent-pending status, in the U.S. or internationally, is designated for all Mullins IP Assets (the “Mullins IP Assets CAD$2m Shares”), as either restricted shares of Company common stock or NHL Exchangeable Shares, as determined by Mr. Mullins. Once issued or allotted, the Mullins IP Assets CAD $2m Shares will be held in escrow pending registration and approval for all Mullins IP Assets, and

b.	CAD$500,000 (approximately $398,050) is to be issued in the form of 118,821 restricted shares of Company common stock, free and clear of all liens, pledges, encumbrances, charges, or known claims of any kind, nature, or description, upon closing of the Mullins APA

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

The Mullins APA includes customary representations and warranties and closing conditions.

Jefferson Street Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock, as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

Pursuant to the terms of the Jefferson SPA, on November 17, 2021, Terra issued to Jefferson a secured convertible promissory note (the “Jefferson Note”) with a maturity date of May 17, 2022 (the “Maturity Date”), in the principal amount of $937,500. The Company acted as guarantor on the Jefferson Note. Pursuant to the terms of the Jefferson Note, Terra agreed to pay to Jefferson $937,500 (the “Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum.

Any amount of principal, interest or other amount due on the Jefferson Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (ii) the maximum rate allowed by law.

Jefferson may, at any time, convert all or any portion of the then outstanding and unpaid principal amount and interest into shares of the Company’s common stock at a conversion price of $3.35 per share. The Jefferson Note has a 4.99% equity blocker; provided, however, that the 4.99% equity blocker may be waived (up to 9.99%) by Jefferson, at Jefferson’s election, on not less than 61 days’ prior notice to the Company.

On November 17, 2021, Jefferson paid the Jefferson Purchase Price of $750,000 in exchange for the Jefferson Note. Terra intends to use the proceeds for the acquisition of the Mullins IP and thereafter for working capital and other general purposes.

Terra may prepay the Jefferson Note at any time in accordance with the terms of the Jefferson Note.

Except as related to the next transaction after the issue date of the Jefferson Note conducted on the Company’s behalf by the Maxim Group LLC, Terra and the Company agreed to pay to Jefferson on an accelerated basis, any outstanding Principal Amount of the Jefferson Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Jefferson’s discretion, it being acknowledged and agreed by Jefferson that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

●	At Jefferson’s option, 15% of the net cash proceeds of any future financings by the Company, Terra or any subsidiary, whether debt or equity, or any other financing proceeds such as cash advances, royalties or earn-out payments.
●	All net proceeds from any sale of assets of the Company, Terra or any subsidiaries other than sales of inventory in the ordinary course of business or receipt by the Company or any subsidiaries of any tax credits or collections pursuant to any settlement or judgement.
●	Net proceeds resulting from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The Jefferson SPA and the Jefferson Note contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Jefferson Note or Jefferson SPA.

Jefferson Street Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Jefferson SPA, the Company issued to Jefferson a common stock purchase warrant (the “Jefferson Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Jefferson Warrant is, subject to adjustment as described therein, $3.35. The Jefferson Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

The foregoing summary of the material terms of the Jefferson Warrant is not complete and is qualified in its entirety by reference to the full text of the Jefferson Warrant, a copy of which is filed herewith as Exhibit 10.5 and incorporated herein by reference.

Platinum Point Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Platinum SPA”), dated as of November 17, 2021, by and among the Company, Terra and Platinum Point Capital LLC (“Platinum”). Pursuant to the terms of the Platinum SPA, (i) the Company agreed to issue and sell to Platinum the Platinum Note (as hereinafter defined); (ii) the Company agreed to issue to Platinum the Platinum Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Platinum 1,000,000 restricted shares of the Company common stock, as collateral on the Platinum Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Platinum Note; and (iv) Platinum agreed to pay to the Company $750,000 (the “Platinum Purchase Price”).

Pursuant to the terms of the Platinum SPA, on November 17, 2021, Terra issued to Platinum a secured convertible promissory note (the “Platinum Note”) with a maturity date of May 17, 2022 (the “Maturity Date”), in the principal amount of $937,500. The Company acted as guarantor on the Platinum Note. Pursuant to the terms of the Platinum Note, Terra agreed to pay to Platinum $937,500 (the “Platinum Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum.

Any amount of principal, interest or other amount due on the Platinum Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (b) the maximum rate allowed by law.

Platinum may, at any time, convert all or any portion of the then outstanding and unpaid principal amount and interest into shares of the Company’s common stock at a conversion price of $3.35 per share. The Platinum Note has a 4.99% equity blocker; provided, however, that the 4.99% equity blocker may be waived (up to 9.99%) by Platinum, at Platinum’s election, on not less than 61 days’ prior notice to the Company.

On November 17, 2021, Platinum paid the Platinum Purchase Price of $750,000 in exchange for the Platinum Note. Terra intends to use the proceeds for the acquisition of the Mullins IP and thereafter for working capital and other general purposes.

Terra may prepay the Platinum Note at any time in accordance with the terms of the Platinum Note.

Except as related to the next transaction after the issue date of the Platinum Note conducted on the Company’s behalf by the Maxim Group LLC, Terra and the Company agreed to pay to Platinum on an accelerated basis, any outstanding Principal Amount of the Platinum Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Platinum’s discretion, it being acknowledged and agreed by Platinum that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

●	At Platinum’s option, 15% of the net cash proceeds of any future financings by the Company, Terra or any subsidiary, whether debt or equity, or any other financing proceeds such as cash advances, royalties or earn-out payments.

●	All net proceeds from any sale of assets of the Company, Terra or any subsidiaries other than sales of inventory in the ordinary course of business or receipt by the Company or any subsidiaries of any tax credits or collections pursuant to any settlement or judgement.

●	Net proceeds resulting from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The Platinum SPA and the Platinum Note contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Platinum Note or Platinum SPA.

Platinum Point Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Platinum SPA, the Company issued to Platinum a common stock purchase warrant (the “Platinum Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Platinum Warrant is, subject to adjustment as described therein, $3.35. The Platinum Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

December 2021 Registered Direct Offering

On December 14, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue to the Purchaser and the Purchaser agreed to purchase (the “Purchase”), in a registered direct offering, (i) $16,666,666 aggregate principal amount of the Company’s senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions (the “Notes”); and (ii) warrants to purchase up to 5,833,334 shares of the Company’s common stock (the “Warrants”). The securities, including up to 68,557,248 shares of common stock issuable upon conversion under the Notes and up to 5,833,334 shares of common stock issuable upon exercise of the Warrants, are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021. The Purchase closed on December 14, 2021.

The Notes have an original issue discount of 10%, resulting in gross proceeds to the Company of $15,000,000. The Notes bear interest of 5% per annum and mature on June 14, 2023, unless earlier converted or redeemed, subject to the right of the Purchaser to extend the date under certain circumstances. The Company will make monthly payments on the first business day of each month commencing on the calendar month immediately following the sixth month anniversary of the issuance of the Notes through June 14, 2023, the maturity date, consisting of an amortizing portion of the principal of each Note equal to $1,388,888 and accrued and unpaid interest and late charges on the Notes. All amounts due under the Notes are convertible at any time, in whole or in part, at the holder’s option, into common stock at the initial conversion price of $2.00, which conversion price is subject to certain adjustments; provided, however, that the Notes have a 9.99% equity blocker. If an event of default occurs, the holder may convert all, or any part, of the principal amount of a Note and all accrued and unpaid interest and late charge at an alternate conversion price, as described in the Notes. Subject to certain conditions, the Company has the right to redeem all, but not less than all, of the remaining principal amount of the Notes and all accrued and unpaid interest and late charges in cash at a price equal to 135% of the amount being redeemed.

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth year anniversary of December 14, 2021, the initial issuance date of the Warrants.

Business Growth Initiatives

The Company’s mission is to provide excellence in multidisciplinary primary health care evaluation, assessment, diagnosis, treatment, pain management and prevention through the integration of medical technology, advanced therapeutics and rehabilitative science. Key elements of our business growth initiatives include:

●	Increase Market Share in Canada through Organic Growth, Asset Acquisition and Contract Expansion for both our Clinic and Eldercare Operations. Specific to our clinic operations, the Company has an ongoing initiative to expand our Canadian market share through organic growth as well as strategic acquisitions and Joint Ventures of operating multidisciplinary primary health care clinics in markets we are currently located as well as new geographic markets. Specific to our Eldercare based operations, we intend to increase our Canada market share of providing contracted-occupational therapy and physiotherapy services to eldercare centric homes through network affiliation growth, new contract awards, and increased usage of telemedicine.

●	Expand Operations into the United States through:

○	the introduction and deployment of our various interconnected technology platforms to deliver the Company’s array of primary care services and products.

○	Establish micro clinics in existing facilities through partnerships with existing U.S. based operators of healthcare related services and products such as pharmacies and big-box retail outlets.

○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas.

○	The strategic acquisition of targeted U.S. operating pharmacies in key geographical areas.

○	Establishment of strategic affiliations, alliances and partnerships with existing U.S. health care provider facilities allowing us immediate access to their client base.

●	Open Micro-Clinic Facilities through our U.S. and Canada LA Fitness Master Facility License Agreements. Micro-clinic facilities are reduced footprint clinics, primarily located within the footprint of box-store commercial enterprises, focused on providing both (i) multidisciplinary primary care and medical technology related services, and (ii) health and wellness products. Under the terms of our agreements with LA Fitness (U.S. and Canada), we are developing and opening micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physiotherapy and occupational therapy services.

●	Further Development and Usage of NovoConnect and Telemedicine/Telehealth Medical Technology Platform.

The Company’s focus on a holistic approach to patient-first health and wellness, through innovation and decentralization, includes maintaining an on-going continuous connection with our current and future patient community, beyond the traditional confines of brick-and-mortar facilities, by extending oversight of patient evaluation, diagnosis, treatment solutions, and monitoring, directly through various Medical Technology Platforms and periphery tools either in-use or under development. Through the integration and deployment of sophisticated and secure technology and periphery diagnostic tools, the Company is working to expand the reach of our non-critical primary care services and product offerings, beyond the traditional clinic locations, to geographic areas not readily providing advanced primary care service to date, including the patient’s home.

NovoConnect, the Company’s proprietary mobile application, with a fully securitized tech stack is intended as our primary tool to integrate all of the Company’s interconnected technology designed to empower the patient by providing a single platform with a robust healthcare ecosystem of services, products and digital health offerings allowing the patient to have direct control of their health and wellness. We believe the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient.

Through both internal development and partnerships, the Company is working to provide the next generation of telehealth technology capability to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction through laptop, desktop or the Company’s NovoConnect mobile application. Through the interface of sophisticated peripheral based diagnostic tools, such as a blood pressure reading device, a derma scope, an ophthalmoscope otoscope, and other add-ons operated by skilled support workers in the patient’s remote location, the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution is dramatically elevated creating virtual visits that are intended to be as real and as effective as a physical visit.

Specific to our eldercare operations, prior to COVID-19 our Telemedicine Medical Technology Platform was primarily focused on providing physiotherapy related “virtual-care” services to both smaller and remote eldercare focused facilities to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. With the profound impact COVID-19 has had on the delivery on delivery of healthcare services sector wide, operating under COVID-19 related authorized governmental proclamations and directives, on April 1, 2020, we expanded our eldercare related Telemedicine Medical Technology Platform to include non-critical resident reviews, exercise related activity and additional physiotherapy sessions, ensuring continuity of service for our long-term care and retirement home clients.

Specific to our Clinic based operations, the success of telemedicine has always depended on the adoption of virtual technology by clinicians, medically licensed providers and the patient. A basic checklist approach to results allows both multidisciplinary clinicians and medically licensed providers to remotely determine if direct medical attention is required rather than remote or virtual guidance to care. The patient friendly telemedicine platform removes the traditional barrier represented by intimidating peripherals along with necessary precision use and application of the peripherals to obtain accurate data necessary for appropriate diagnosis. A patient can now feel certain of their role in the assessment process without sophisticated and exhaustive training.

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

Effective with the re-opening of NHL’s corporate clinics post COVID-19 lockdown, we have launched Phase 1 of our Remote Patient Monitoring Medical Technology Platform. Using the Cloud DX technology, at the time of our clinic staff initiating patient check-in, NHL’s staff is collecting pertinent vital sign data for on-going analysis, comparison, and observation under the RPM license application. Our clinic staff are actively working to educate our patients regarding the benefits of participating in our RPM Platform. In Canada, third party insurance coverage for RPM related devices is now being reviewed for implementation nationwide. Currently, as documented and requested by the clinician, insurance coverage is being approved on a case-by- case basis.

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

LA Fitness U.S. License Agreement & Guaranty

On September 24, 2019, Novomerica, a wholly owned subsidiary of the Company, entered into a Master Facility License Agreement with Fitness International, LLC and Fitness & Sports Clubs, LLC (together with Fitness International, LLC, “LA Fitness U.S.”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between Novomerica and Fitness International, LLC (“U.S. License Agreement”).

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

Pursuant to the terms of the U.S. License Agreement, the Company entered into that certain Guaranty Agreement (the “U.S. Guaranty”) dated September 24, 2019 by and between the Company and LA Fitness U.S. Pursuant to the terms of the U.S. Guaranty, the Company irrevocably guaranteed the full, unconditional and prompt payment and performance of all of Novomerica’s obligations and liabilities under the U.S. License Agreement.

In March 2020, as a result of guidelines issued by local, state, and federal authorities due to the COVID-19 pandemic, LA Fitness U.S. closed all facilities nationwide. As a result, all contractual terms and conditions of our U.S. License Agreement are on hold, with intent to amend the U.S. License Agreement and its timelines once “normal” activity resumes in the LA Fitness U.S. facilities. We cannot guarantee that the (relevant) License Agreement will be amended to allow for an extension of its timeline. Currently, under both government and internal corporate directives, LA Fitness U.S. is cautiously opening certain facilities to limited access and services. Opening of our micro-clinic facilities may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness U.S. based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness U.S. facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2022. Furthermore, in our discussions with LA Fitness U.S., all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness U.S. continues to indicate the desire to continue our contractual agreements upon LA Fitness U.S. re-opening facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness U.S. facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

LA Fitness Canada License Agreement & Guaranty

On September 24, 2019, NHL entered into a Master Facility License Agreement with LAF Canada Company (“LA Fitness Canada”). The Master Facility License Agreement was amended on February 4, 2020, pursuant to the terms of that certain First Amendment to Master Facility License Agreement between NHL and LA Fitness Canada (“Canada License Agreement”).

Pursuant to the terms of the Canada License Agreement, the parties agreed that from time to time as set forth in the Canada License Agreement or as the parties otherwise agree, NHL may wish to identify sublicensees to provide certain services in facilities operated by LA Fitness Canada, and LA Fitness Canada may desire to grant to such sublicensees the right to do the same. Upon execution of applicable documentation as may be required by the Canada License Agreement, the sublicensee (which may be NHL, if NHL desires to provide Services (as hereinafter defined) itself) shall have the right, subject to the terms of the Canada License Agreement, to (i) occupy and use, on an exclusive basis, for the purposes of providing outpatient physical and/or occupational therapy as provided in the Canada License Agreement ( the “Services”), with the applicable LA Fitness Canada facility, and (ii) access and use, on a non-exclusive basis, for the purpose of providing the Services, the applicable facility’s equipment and a pool lane, and (iii) use, on a non-exclusive basis, the applicable facility’s common areas solely as necessary to access the facility’s service area, equipment and a pool lane.

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

Pursuant to the terms of the Canada License Agreement, the Company entered into that certain Guaranty Agreement (the “Canada Guaranty”) dated September 24, 2019 by and between the Company, Fitness International, LLC, and LA Fitness Canada. Pursuant to the terms of the Canada Guaranty, the Company irrevocably guaranteed the full, unconditional, and prompt payment and performance of all of NHL’s obligations and liabilities under the Canada License Agreement.

In March 2020, as a result of guidelines issued by local, provincial, and federal authorities due to the COVID-19 pandemic, LA Fitness Canada closed all facilities nationwide. As a result, all contractual terms and conditions of our Canada License Agreement are on hold with intent to amend the Canada License Agreement and its timelines once “normal” activity resumes in the LA Fitness Canada facilities. We cannot guarantee that the (relevant) License Agreement will be amended to allow for an extension of its timeline. Currently, under both government and internal corporate directives, LA Fitness Canada is cautiously opening certain facilities to limited access and services. Opening of our micro-clinic facilities may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each LA Fitness Canada based micro-clinic remains intact.

Due to the ever-changing conditions surrounding the re-opening of LA Fitness Canada facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of early 2022. Furthermore, in our discussions with LA Fitness Canada, all parties agree that the pandemic has created renewed awareness of health wellness as a lifestyle rather than as a treatment. LA Fitness Canada continues to indicate the desire to continue our contractual agreements upon the re-opening of LA Fitness Canada facilities post-pandemic. We believe that the addition of our micro-clinics to LA Fitness Canada facilities further enhances the benefits available to the facilities’ membership by providing direct access to certain multidimensional primary healthcare services.

Cloud DX

On February 26, 2019, the Company entered into a Software License Agreement with Cloud DX, Inc., a medical device company, operating in the United States and Canada that develops both hardware and related software for Remote Patient Monitoring Medical Technology Platform and Chronic Care, that provides NHL with perpetual licensing rights to the Bundled Pulsewave PAD-1A USB Blood Pressure Device, related software and up-to-date product releases. Additionally, the License Agreement provides NHL with conditional exclusive rights, over the initial 5-year period, to sub-license and re-sell Bundled Pulsewave Devices and related software pursuant to the terms of the Software License Agreement.

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

Employees

As of August 31, 2021, we employ 113 full-time employees and 59 part-time employees across all Company subsidiaries. Specific to our clinic and eldercare services, approximately 90% of our clinicians and practitioners are contracted as independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

Competition

In both Canada and the U.S., the primary healthcare service sector in which we operate is highly competitive. Specific to both our clinic and eldercare operations, with a finite number of patients and corporate clients, companies providing multidisciplinary primary health care services operate within an overlapping patient and client landscape.

Our principal competitors include other multidisciplinary primary healthcare providers, clinics, pharmacies, other micro clinic-oriented facilities, hospitals, and general primary care facilities. An important part of our business strategy is to continue making targeted acquisitions of other multidisciplinary primary healthcare providers. However, reduced capacity, the passage of healthcare parity legislation, and increased demand for multidisciplinary primary healthcare related services and products are likely to attract other potential buyers, including diversified healthcare companies, other pure-play multidisciplinary primary healthcare providers, companies, and private equity firms.

In addition to the competition we face for acquisitions, we must also compete for patients. Patients are referred to our multidisciplinary primary healthcare facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, insurance providers, legal practitioners, and word of mouth from previously treated patients and their families, among others. These referral sources may instead refer patients to other providers of services similar to ours.

There is additional competition from non-traditional healthcare providers, such as holistic and Eastern medicine-based clinics. We believe we can successfully compete based on providing high-quality specialized multidisciplinary primary health care services, products, meaningful interconnected technology applications, competitive pricing, building and maintaining a solid reputation and our caregiver’s devotion to maintaining the highest quality patient satisfaction.

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

United States

The United States health care industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in several ways, including requiring licensure or certification of facilities, regulating billing and payment for certain of our services, regulating how we maintain health-related information and patient privacy, and regulating how we pay and contract with our physicians. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals; and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related to Health Care Regulation.”

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

Telemedicine Medical Technology Platform, Remote Patient Monitoring Medical Technology Platform and NovoConnect Medical Technology Platform (collectively, “Medical Technology Platforms”)

Both our Telemedicine Medical Technology Platform and Remote Patient Monitoring Medical Technology Platform are operational in Canada on a limited usage basis; but are primarily in development. Our NovoConnect Medical Technology Platform is under development. All of our Medical Technology Platforms, when operational, will be subject to governmental health care regulations in Canada including, but not limited to, the Canada Health Act. While our Medical Technology Platforms are not currently operational in the United States, once operational our Medical Technology Platforms’ usage will be subject to United States laws, regulations, and directives such as, but not limited to, Medicare, Medicaid, RAC, Anti-Kick Back Statute, False Claims Act, Civil Monetary Penalties Statute, HIPAA, and HITECH. In addition, we will be subject to data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Our Medical Technology Platforms are intended to collect and transmit a patient’s personal data, vital statistics and other medical history information, and both are subject to governmental health care regulations, data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Stark Law

Our Medical Technology Platforms, once fully operational in the United States, will provide patients with real-time access to third-party primary care medically licensed physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians. Because we will participate through our Medical Technology Platforms in the Medicare program, we will also be subject to the Stark Law. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians, physician groups, multidisciplinary primary care clinicians, as well as any other financial relationship between us and referring physicians, specialists, nurses and nurse practitioners in various medical disciplines as well as multidisciplinary primary care clinicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws like the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in operating our Medical Technology Platforms and intend to operate our Medical Technology Platforms in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Medical Cannabidiol Product Offering (Future Growth Initiative)

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

As set out in the Cannabis Regulations:

●	Licenses are required for:

○	cultivating and processing cannabis,

○	sale of cannabis for medical purposes or recreational purposes, and

○	analytical testing of and research with cannabis.

●	Permits are required to import or export:

○	cannabis for scientific or medical purposes, and

○	industrial hemp.

●	License holders are subject to strict physical and personnel security requirements.

●	Plain packaging is required for cannabis products.

○	The regulations set out strict requirements for logos, colors and branding.

○	Cannabis products must also be labeled with mandatory health warnings, a standardized cannabis symbol, and specific information about the product.

●	Access to cannabis for medical purposes continues to be provided for patients who need it.

●	Manufacturers of prescription drugs containing cannabis, while primarily subject to the Food and Drugs Act and its Regulations, are also subject to certain regulatory requirements set out in the Cannabis Regulations.

Patients authorized by their health care provider are still able to access cannabis for medical purposes by:

●	buying directly from a federally licensed seller,

●	registering with Health Canada to produce a limited amount of cannabis for their own medical purposes, or

●	designating someone to produce it for them.

Under the new regulations, there are improvements for patients accessing cannabis for medical purposes from federally licensed sellers. These improvements include:

●	the ability to request the return of their medical document from a federally licensed seller,

●	the ability to request the transfer of their medical document to a different federally licensed seller,

●	that the effective date on the registration document will be the day it is issued, rather than the day the medical document was signed by the health care provider,

●	removal of the 30-day limitation period for buying cannabis from a federally licensed seller (to ensure no break in a patient’s supply),

●	a broader range of permitted products, and

●	access to an increasing number of licensed producers and sellers (Health Canada has licensed more producers in the last year than in the four previous years combined), which enables:

○	competitive prices,

○	more supply of cannabis, and

○	an increased availability of a range of products.

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

Acquisition of Novo Healthnet Limited

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL; (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp.; and collectively ALMC, MGFT and 1218814 herein referred to as “the NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company, to the NHL Shareholders, shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 16,779,741 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S Offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

Acquisition of Executive Fitness Leaders

On December 1, 2017, the Company, NHL and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 38,411 restricted shares of its common stock.

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

On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 1,200,000 restricted common shares to 247 with a value of $21,600,000.

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

Pursuant to the terms of the APA, the purchase price is determined as six times APPR’s purported EBITDA, equaling CAD$300,000, of which, APPR (1) received a cash payment of CAD$175,000; and (2) was issued CAD$125,000 worth of the Company’s common stock, par value $0.001, as restricted common shares pursuant to an exemption from registration as set forth in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the APA, APPR was issued 8,456 restricted common shares of the Company’s common stock as consideration for the CAD$125,000 payment owed to APPR. On the business day immediately preceding the closing date of the APA, determined as July 19, 2019, the CAD-to-USD conversion rate, per x-rates.com, was 0.7644 which converts CAD$125,000 to $95,550 rounded to the nearest whole number dollar amount. Based on the determined 30-trading day closing average price per share of $11.30, the calculated number of the Company’s restricted common shares issued to APPR was 8,456, which includes rounding the calculation up to the nearest whole number of shares.

The transaction closed on July 22, 2019. The purchase of these assets was not considered significant for accounting purposes; therefore, pro forma financial statements were not presented.

Intellectual Property Asset Purchase Agreement

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 800,000 shares of restricted common stock of the Company. The Acquisition closed on December 17, 2019.

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

In addition, the Company agreed to issue 200,000 shares of Company common stock upon achievement of $25,000,000 of net profit by the JV each fiscal year. Such common stock will be delivered to HGF via Novo Healthnet Limited exchangeable preferred shares. Any Company common stock issued to HGF will be subject to pro-rata adjustment in the event that the Company approves, prior to the issuance date, any forward stock split, reverse stock split or other capitalization restructure.

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

Asset Purchase Agreement to Acquire Generic Primary and Sub-primary Drug Formulations

On December 11, 2020, the Company and 2794512 Ontario Ltd., an Ontario Canada corporation, entered into an Asset Purchase Agreement pursuant to which the Company acquired generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications. In consideration, the Company issued 240,000 restricted shares of common stock that were valued at $876,000.

Acquisition of PRO-DIP, LLC

On May 24, 2021, the Company completed the acquisition of PRO-DIP, a New York state limited liability company in the business of providing nutritional oral energy and medicinal supplement pouches through a proprietary process, under the terms and conditions of a Share Exchange Agreement, dated May 11, 2021, resulting in PRO-DIP being a wholly owned subsidiary of the Company. The Company issued 189,796 restricted shares of common stock and $10,000 in cash as full consideration for the transaction.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price may be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the “Post-Closing Purchase Price Adjustment”). On October 22, 2021, the parties (i) set the final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, at a value of $14,162,795, and (ii) agreed to the issuance of that number of NHL Exchangeable Shares (as defined in the ACZ SEA) exchangeable into 3,622,199 restricted shares of Company common stock at an agreed upon price of $3.91 allotted for the ACZ Shareholders as provided for in the ACZ SEA. The price of the Company’s common stock on the closing date was $2.55; therefore the purchase price for accounting purposes was $9,236,607.

Joint Venture Agreement with EK-Tech Solutions Inc. to Form MiTelemed+ Inc.

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. Additionally, MiTelemed+ is contracted with EK-Tech to operate, maintain, support, provide software hosting, and for further development of iTelemed’s capabilities. NHL is responsible for global commercialization as well as fulfilling all administrative functions for the JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech.

Terragenx Share Exchange

On November 17, 2021, the Company and NHL entered into that certain Share Exchange Agreement (the “Terra SEA”), dated as of November 17, 2021, by and among the Company, NHL, Terragenx Inc. (“Terra”), TMS Inc. (“TMS”), Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (“COHV” and collectively with TMS, Mr. Mullins and Mr. Fournier, the “Terra Shareholders”). Collectively, the Terra Shareholders own 91% of the outstanding shares of Terra (the “Terra Purchased Shares”).

Pursuant to the terms of the Terra SEA, NHL agreed to purchase from the Terra Shareholders, and the Terra Shareholders agreed to sell to NHL, the Terra Purchased Shares on the closing date, in exchange for payment by NHL of the purchase price (the “Purchase Price”) of CAD$500,000 (approximately $398,050) (the “Exchange”). The Purchase Price was to be paid with the issuance, by NHL to the Terra Shareholders, of certain non-voting NHL special shares exchangeable into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). The total shares of Company common stock allotted in favor of the Terra Shareholders was calculated at a per share price of $3.35.

The Exchange closed on November 17, 2021. At the closing of the Exchange, (i) the Terra Shareholders transferred to NHL a total of 910 shares of Terra common stock, representing 91% of Terra’s outstanding shares, and (ii) a total of 100 NHL Exchangeable Shares were issued to the Terra Shareholders, which NHL Exchangeable Shares are exchangeable into a total of 118,821 restricted shares of the Company’s common stock. As a result of the Exchange, NHL has 91% ownership of Terra and full control of the Terra business.

The Terra SEA contains customary representations, warranties and closing conditions.

Mullins Asset Purchase Agreement

On November 17, 2021, the Company entered into that certain Asset Purchase Agreement (the “Mullins APA”), dated as of November 17, 2021, by and between the Company and Terence Mullins. Pursuant to the terms of the Mullins APA, Mr. Mullins agreed to sell, and the Company agreed to purchase, all of Mr. Mullins’ right, title and interest in and to certain assets directly and indirectly related to any and all iodine-based related products and technologies as specified in the Mullins APA (the “Mullins IP Assets”), in exchange for a purchase price of CAD$2,500,000 (approximately $1,990,250) which is to be paid as follows:

(a)	CAD$2,000,000 (approximately $1,592,200) is to be issued or allotted to Mr. Mullins only after patent-pending status, in the U.S. or internationally, is designated for all Mullins IP Assets (the “Mullins IP Assets CAD$2m Shares”), as either restricted shares of Company common stock or NHL Exchangeable Shares, as determined by Mr. Mullins. Once issued or allotted, the Mullins IP Assets CAD $2m Shares will be held in escrow pending registration and approval for all Mullins IP Assets, and

(b)	CAD$500,000 (approximately $398,050) is to be issued in the form of 118,821 restricted shares of Company common stock, free and clear of all liens, pledges, encumbrances, charges, or known claims of any kind, nature, or description, upon closing of the Mullins APA

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

The Mullins APA includes customary representations and warranties and closing conditions.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

●	We have a history of operating losses;

●	We may not be able to implement successfully our growing our multidisciplinary primary health care business by opening and acquiring new clinics and expanding the staffing of multidisciplinary primary health care clinicians to affiliate clinics and eldercare centric homes;

●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business

●	We may not be able to increase our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contracts;

●	We may be unable to attract sufficient demand for and obtain acceptance of our multidisciplinary primary health care services and our medical cannabidiol products by both multidisciplinary primary health care clinicians and patients;

●	The clinics that we acquire or open may not meet our expectations;

●	If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively;

●	The multidisciplinary primary health care market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base;

●	We may be unable to obtain reimbursement for our multidisciplinary primary health care services from the government or third-party health care insurers of our patients;

●	We may not be able to successfully make acceptable financial arrangements for patients who desire treatment but cannot afford to pay in full or part, and for whom third-party insurance coverage is either limited or non-existent;

●	Prospective patients may be unwilling to pay out-of-pocket for certain of our multidisciplinary primary health care and primary care services, in the absence of reimbursement from the government or third-party health care insurers for such multidisciplinary primary health care and services;

●	The success of alternative treatments, therapies and medical products as opposed to the multidisciplinary primary health care services, therapies and prospective medical CBD products that we might offer in the future could adversely affect us;

●	We may not be able to recruit and retain qualified multidisciplinary primary health care clinicians for our multidisciplinary primary health care clinics and staffing of affiliate clinics and eldercare centric homes;

●	We may not be able to prohibit or limit our multidisciplinary primary health care clinicians from competing with us in our local markets;

●	We may be unable to enter into or maintain contracts for our multidisciplinary primary health care services on favorable terms with commercial payors in Canada and the United States;

●	Government health care programs may reduce reimbursement rates;

●	The health care industry is heavily regulated, and if we fail to comply with these laws and governmental regulations, we could incur penalties or be required to make significant changes to our operations;

●	Our multidisciplinary primary health care clinics are and will be subject to numerous statutes and regulations in the Canadian provinces in which we operate or intend to operate and states in the United States in which we intend to operate. Failure to comply with these laws and regulations could result in civil or criminal sanctions;

●	Past and future health care reform legislation and other changes in the health care industry could adversely affect our business, financial condition and results of operations;

●	We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;

●	If the Company acquires one or more multidisciplinary primary health care clinics or primary care facilities in the United States, we will be subject to the Anti-Kickback Statute, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws;

●	We will be subject to the data privacy, security and breach notification requirements of Canadian and United States federal statutes and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions;

●	Our Telemedicine Medical Technology Platform is currently in early-stage roll-out and we may be unsuccessful in the commercialization of the Telemedicine Medical Technology Platform;

●	Our success with the Telemedicine Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians, specialists and clinicians;

●	Our Telemedicine Medical Technology Platform may not be accepted in the marketplace;

●	Our Remote Patient Monitoring Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the RPM platform;

●	Our success with the Remote Patient Monitoring Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Remote Patient Monitoring Medical Technology Platform may not be accepted in the marketplace;

●	Our Novo Connect Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the Novo Connect Medical Technology Platform;

●	Our success with the Novo Connect Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Novo Connect Medical Technology Platform may not be accepted in the marketplace;

●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations;

●	We may be unable to attract sufficient demand for and obtain acceptance of our medical CBD products by both multidisciplinary primary health care clinicians and patients;

●	Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD;

●	Risks associated with the CBD products industry;

●	FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition;

●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing, and sales of products derived from those plants under state law of the United States;

●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD;

●	There may be unanticipated delays in the development and introduction of our prospective medicinal CBD products and/or our inability to control costs;

●	If needed, we may be unable to consistently retain or hire third-party manufacturers, suppliers, or other service providers to produce our prospective medicinal CBD products;

●	We do not have control over all third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated;

●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses;

●	Confusion between legal CBD and illegal cannabis;

●	Seasonal fluctuations in revenue;

●	Our failure to promote and maintain a strong brand;

●	Failure to achieve or sustain profitability;

●	Our failure to successfully or cost-effectively manage our marketing efforts and channels, and the failure of such efforts and channels to be effective in generating leads and business for the Company or any of its affiliated providers;

●	Significant competition;

●	Adequate protection of confidential information;

●	The business risks of United States and international operations;

●	Our vulnerability to changes in consumer preferences and economic conditions;

●	Potential litigation from competitors and health related claims from patients and customers;

●	A limited market for our common stock;

●	Our ability to adequately protect the intellectual property used to produce our prospective medicinal CBD products; and

●	Our ability to stay abreast of modified or new laws and regulations applying to our business.

History of operating losses and negative cash flow.

For the fiscal years ended August 31, 2021 and 2020, we reported net losses attributed to Novo Integrated Sciences of $4,462,147 and $4,915,154, respectively, and negative cash flow from operating activities of $1,024,802 and $441,694, respectively. As of August 31, 2021, we had an aggregate accumulated deficit of $20,969,274.

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

Collectively, our executive officers and directors have voting control, which could limit your ability to influence the outcome of important transactions, including a change in control.

As of this filing, our executive officers and directors collectively beneficially own 19,796,286 shares of our common stock, which represents 65.7% of the voting power of our outstanding common stock. As a result, our executive officers and directors collectively control a majority voting power and therefore are able to control all matters submitted to our shareholders for approval. Our executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our directors owe a fiduciary duty to our shareholders and must act in good faith and in a manner the director reasonably believes to be in the best interests of our shareholders. As a shareholder, each director is entitled to vote his shares in his own interest, which may not always be in the interests of our shareholders generally.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our executive officers, our founders and other key employees, in particular Robert Mattacchione, our Chief Executive Officer, Christopher David, our Chief Operating Officer/President and Jim Zsebok, our Principal Financial Officer. We rely on the leadership, knowledge and experience that our executive officers, founders and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition, and results of operations.

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

We currently do not maintain any insurance policies against loss of key personnel. We do maintain insurance coverage for business interruption as well as product liability claims. In addition, we do maintain director and officer insurance coverage. If any event were to occur which required our insurance coverage to be applicable as well as a loss of key personnel, our business, financial performance, and financial position may be materially and adversely affected.

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

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point-of-sale system), select marketing services, and employee benefits servicing. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition, and results of operations.

Our amended and rested articles of incorporation provide the that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated articles of incorporation provide that “[u]nless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the NRS, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be a state or federal court located within the state of Nevada, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision is intended to apply to claims arising under Nevada state law and would not apply to claims brought pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”) or Securities Act of 1933, as amended (the “Securities Act”), or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated articles of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived compliance with these laws, rules and regulations.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors, and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees specific to on-site clinic and eldercare operations.

Specific to our clinic-based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17 through June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of the quarter period ended August 31, 2021, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees specific to on-site clinic and eldercare operations.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the fiscal year ended August 31, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

Specific to PRO-DIP and Acenzia, both companies are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

For fiscal year 2022 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide its services and products in Canada and the U.S., the Company projects a steady quarter-to-quarter increase of revenue.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

Risks Related to our Multidisciplinary Primary Health Care Business

We may not be able to successfully implement our business growth initiatives for our multidisciplinary primary health care business on a timely basis or at all, which could harm our business, financial performance, financial position, and results of operations.

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

Although we currently operate 16 corporate owned multidisciplinary primary health care clinics, our administrative, corporate, and general organizational infrastructure is designed to support numerous additional clinics. Consequently, we expect that our monthly expenses will continue to exceed our monthly cash receipts until we significantly increase the number of our multidisciplinary primary health care clinics. Depending on the results of our operations, we may need to raise additional capital to cover our operating and expansion costs.

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

We depend upon compensation from third-party payors for the services provided to patients by our multidisciplinary primary health care clinicians and practitioners in our clinics, affiliate clinics and eldercare centric homes serviced by our clinicians. The amount that we receive through our clinics in payment for their services may be adversely affected by factors we do not control, including federal, provincial, or local regulatory changes, cost-containment decisions, and changes in reimbursement schedules of third-party payors and legislative changes. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our results may change from period to period due to fluctuations in payor mix or other factors relating to the type of treatment performed by clinicians at our clinics. Payor mix refers to the relative amounts we receive from the mix of persons or entities that pay or reimburse us for health care services. Because we generally receive relatively higher payment rates from commercial payors than from governmental payors or self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or patients whose treatment is paid in whole or part by a governmental payor, which could occur for reasons beyond our control, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

With respect to our Canadian operations and our anticipated expansion of our operations into the United States, certain of our multidisciplinary primary health care clinicians and practitioners may be engaged as independent contractors by our state-level operating subsidiaries. If these personnel are treated as independent contractors rather than as employees, our state-level operating subsidiaries will not (i) withhold federal, state or local or state income or other employment related taxes from their compensation, (ii) make federal, provincial, state or local federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. Although we will have contracts with these licensed multidisciplinary primary health care clinicians obligating them to pay these taxes and other costs, if a challenge to our treatment of these licensed multidisciplinary primary health care clinicians and practitioners as independent contractors by federal, state, or local authorities were successful and they were treated as employees instead of independent contractors, we could be liable for taxes, penalties, and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these personnel and, have a material adverse effect on our business, financial condition, and results of operations.

Currently, our corporate owned clinics and affiliate clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland making us particularly sensitive to regulatory, economic, and other conditions in those states.

Our clinics and affiliate clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland. If there were an adverse regulatory, economic, or other development in any of those states, our patient volume could decline, our ability to operate our clinics under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, financial condition, and results of operations.

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

Medical professionals, including multidisciplinary primary health care clinicians and practitioners, have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. In Canada, our clinicians and practitioners, whether an employee or independent contractor, are responsible for their own professional liability insurance coverage. As provided in Canadian rules and regulations, our liability insurance coverage is not required to cover our clinicians and practitioners. As we expand in the United States, we anticipate procuring insurance coverage for our affiliated multidimensional primary health care clinicians, practitioners, and corporate entities. In addition, as we expand our menu of services and related products through our various Medical Technology Platforms or possible acquisition of a medical licensed primary care practice, we will be subject to lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision, and credentialing.

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

Some of these lawsuits may involve large claim amounts and substantial defense costs.

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

The operation of our clinics in Canada subjects us, and will subject us, to many provincial laws and regulations, following the projected expansion of our Company’s operations to the United States, federal and state laws in the United States. In general, whether directly or through boards, agencies, or other delegated authorities, regulating the ownership and dispensing of controlled substances, the retention and storage of medical records, patient privacy and protection of health information, the licensure of multidisciplinary primary health care providers, including clinicians, and the clinical supervision, by physicians, of nurse practitioners and physician assistants, among other aspects of our operations are regulated. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

Additional regulation of clinics such as ours has been proposed in several Canadian provinces and the United States. The adoption of any such regulations in the provinces in Canada, or states in the United States in which we operate or intend to operate, could force us to change our operational or transactional approach or lead to a finding by regulators that our primary care clinics and clinics do not meet legal requirements. We may be subject to criminal prosecution, regulatory fines, penalties, or other sanctions if our operations or clinics are found to not comply with applicable laws and regulations. In addition, we may be required to refund all funds received from patients and third-party payors during the period of noncompliance.

With respect to our anticipated expansion of our operations into the United States, state regulation of the expansion of multidisciplinary primary health care clinics could prevent us from reaching our expansion objectives.

In the United States, many states have certificate of need programs that require some level of prior approval for the development, acquisition, or expansion of health care sector related facilities. With respect to our anticipated expansion of our operations into the United States, in the event we choose to acquire or open clinics in a state that does require such approval, we may be required to obtain a certificate of need before the acquisition or opening occurs. If we are unable to obtain such approvals, we may not be able to move forward with the planned activity.

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

Past and future legislation related to the health care industry and other changes in the health care industry could adversely affect our business, financial condition, and results of operations.

The health care industry is subject to legislative and regulatory changes, as well as changes from other influences. The government may continue reviewing and assessing health care delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the health care system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition, or results of operations. Continued efforts to shift health care costs to the patient (through co-payments, deductibles, and other mechanisms) could adversely affect our business, financial condition, and results of operations.

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

The federal government is responsible for regulating important aspects of various health industries or sectors including the regulation of selling, importing, distributing, and marketing drugs and medical devices and it maintains significant influence over health policy and national objectives through the use of its spending power.

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

Furthermore, the ACA reduces annual payment updates for certain providers and reduces Medicare payments for certain procedures, and the Budget Control Act of 2011, or BCA, requires automatic spending reductions for each fiscal year through 2021. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013 which has recently been extended for an additional two years beyond the original expiration date of 2021.

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

Our success will highly be dependent upon our ability to develop relationship with our patients, primary care medically licensed physicians, nurse practitioners, and specialists in addition to multidisciplinary primary health care clinicians and practitioners. If we cannot generate relationships with these medical professionals to translate into service contracts or licensing agreements for our Medical Technology Platforms, we may need to cease the development and commercialization of each or all Medical Technology Platform.

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

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for each or all of our Medical Technology Platforms, which is both costly and time consuming. We still are in the process to evaluate the patent potential of each and all of our Medical Technology Platforms. The Patent Office typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of each or all of our Medical Technology Platforms, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States and Canada are maintained in secrecy until the patent issues and, since publication of patents tends to lag actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

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

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMP’s, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners (including C2M) may be unable to continue to operate their and our business in its current or planned form or at all.

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

We have adopted various quality, environmental, health and safety standards. We do not have control over all the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors, or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded, or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

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

Risks Related to our Common Stock and our Status as a Public Company

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources, and expense.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 28,645,144 shares of our common stock outstanding as of December 13, 2021, approximately 7,579,285 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Risk Factors Related to Product Manufacturing

We may be unable to obtain raw materials for our current and planned products due to unexpected shortages, lack of availability, increased costs and price fluctuations, which could limit our ability to manufacture any products and could adversely affect our sales and results of operations.

We currently manufacture nutraceutical products that we sell to private label customers, and we also plan to begin manufacturing and selling our own branded nutraceutical products. The principal raw materials used in the manufacturing process in the Company’s current and planned nutraceutical business include vitamins and minerals both of natural and synthetic source, herbal ingredients and vegetable/fruit powders/extracts either natural or certified organic, other nutritional supplements such as soft-gel, capsules and tablets in bulk form, powdered proteins either regular, plant or certified organic, powdered amino acid and energy/muscle building ingredients, vegetable and gelatin capsules, processing excipients, coating materials, and the necessary components for packaging the finished products.

The raw materials are available from numerous sources within the United States, Canada and abroad as are the vegetable and gelatin capsules, coating materials and packaging materials. However, the availability of such raw materials is subject to change. For example an unexpected interruption of supply or a significant increase in the cost of raw materials we need, for any reason, such as regulatory requirements, changes in governmental trade and agricultural programs, increased global competition for resources and consumer demand, import restrictions, loss of certifications or licenses, disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other natural or man-made disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages, or other events, could result in significant cost increases and/or shortages of our current and planned products. Additionally, the prices of packaging materials and freight are subject to fluctuations which would cause the Company’s costs to increase and would also cause the Company to increase our prices. If our competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to lower-priced private label or other value offerings which may adversely affect the Company’s results of operations. Further, we currently use, as well as plan to use pouches which are prepared by third parties in the manufacturing of our current and planned products, and such pouches may either become unavailable or may become damaged by the third parties that prepare them. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of the raw materials used in our products due to any of the foregoing, could limit our ability to manufacture any products and could have a material adverse effect on our business, financial condition and results of operations.

Our planned acquisition of raw materials from international sources subjects us to risk from currency fluctuations.

We plan in part to acquire raw materials from international sources, which subjects us to risks from currency fluctuations, such as changes in foreign exchange rates. For example, if the value of a foreign currency used to purchase from an international supplier were to increase compared to the value of the U.S. dollar, we could receive less value for purchases of raw materials when purchasing in such other country, which could force us to increase our prices, or settle for lower margins on our product sales. If either of these outcomes occur, our results of operations may be harmed.

Our business is subject to inherent risks relating to product liability and personal injury claims, our quality control processes may fail to detect issues in the ingredients we use to make our products and our product liability insurance may be insufficient to cover possible claims against us which would adversely affect our operating results.

Our Company, like other manufacturers, wholesalers and distributors of nutraceutical products, faces an inherent risk of exposure to product liability and personal injury claims if, among other things, the use or ingestion of our products, results in sickness or injury. Our current products consist of tablets, powdered beverages, dietary supplements, pain creams, liquids, gels, minerals, herbs and other ingredients that are classified as foods or dietary supplements. If the materials that we use to create these current products or our planned products are contaminated and if our quality control processes fail to detect issues in these materials, we may be obligated to recall affected products, and if we are found liable for product liability or personal injury claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business and harm our reputation. We currently maintain a product liability insurance policy that provides up to CAD$5 million in product liability coverage. However, there can be no assurance that our existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms. In the event that any of the foregoing occurs, we risk the loss of net revenues, increased administrative costs and will likely suffer an adverse effect on our operating results.

We do not have any long-term contracts with our suppliers or with our customers, and we do not have many written contracts with our customers, and if we can’t maintain these relationships or if we or our suppliers experience manufacturing problems or delays, our financial results will be negatively affected.

We do not have any long-term contracts with our suppliers or with our customers for our current or planned products. We also do not have many written contracts with our customers. There can be no assurance that these suppliers will continue to sell to us on prior or current terms, or at all and likewise there can also be no assurance that our customers will continue to purchase from us or that we can obtain customers to purchase our planned products. We may not be able to maintain our relationships with our suppliers and customers, or we may be unable to find alternate suppliers or customers in a timely fashion. Should this occur, our revenues and results of operations will be negatively affected. Additionally, we or our suppliers may encounter unforeseen delays or shortfalls in manufacturing, and our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our current and planned products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our current and planned products by maintaining our relationships with our suppliers or successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our current and planned products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products may require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

Our revenues are highly dependent upon two private label distributor customers.

Our revenues are concentrated and highly dependent on two private label distributor customers which comprise most of our revenues from our current manufacturing operations. All sales made under a private label relationship are made on a purchase order basis and there are no long-term contracts with respect to any private label relationships. There can be no assurance that our existing private label relationships will continue in the future or that we will be able to obtain new private label relationships on an ongoing basis, if at all. Our private label customers can reduce the products they order from us or cease ordering products from us at any time without notice. There can be no assurance that these private label customers will continue to place orders with us, that orders by such customers will continue at their previous levels or that we can replace any such lost business. Should this occur, our revenues and results of operations will be negatively affected.

Our business is subject to numerous laws and regulations and compliance with existing, as well as new laws and regulations, could increase our costs significantly and adversely affect our financial results.

The processing, formulation, manufacturing, packaging, labeling, advertising, sale and distribution of our current and planned nutraceutical products are subject to regulation by several U.S. federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our current and planned products are, and will be, manufactured and sold. For example, the FDA regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Additionally, once we begin direct sales and marketing of our planned Company branded products, our advertising will be subject to regulation by the FTC. In recent years, the FTC has initiated numerous investigations of dietary and nutrition supplement products and companies. Further some states also permit advertising and labeling laws to be enforced by attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Compliance with these government regulations may prevent or delay the introduction, or require the reformulation, of our current and planned products, and additionally these governmental authorities may commence regulatory or legal proceedings against us which could restrict the permissible scope of our current or planned product or the ability to sell our products in the future. Additionally, any such government actions would result in costs to us, including lost revenues from any additional products that we are required to remove from the market, which additional costs could be material. Any such government actions also could lead to liability and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the nutraceutical industry will not be enacted which could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products that cannot be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. If our operations are found to be in violation of any laws or any other governmental regulations that apply to us, or if we are unable to keep up with changing laws and regulations, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We may be involved in lawsuits or proceedings to protect or enforce our intellectual property rights or to defend against infringement claims, which could be expensive and time consuming. Additionally, our inability to protect our intellectual property rights could reduce the value or our current and planned products.

Our business is dependent in part upon our ability to use intellectual property rights to protect our current and planned products from competition and on our products not infringing on the patents and proprietary rights of other parties. To protect our current and planned products, we rely, and intend to rely on a combination of trade secrets, patent and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensors and other third parties. These methods, however, afford us only limited protection against competition from other products. Also, we cannot ensure that our formulas and proprietary information, are not leaked to other parties by anyone that obtains access to same. To date, none of our current or planned formulas are patented, although we maintain manufacturing trade secrets, we believe that most competent manufacturers have the skillset necessary to replicate such formulas. As such, third parties could copy our products or sell similar products to our distributors and/or customers. Our competitors may have or develop equivalent or superior manufacturing and design skills and may develop an enhancement to our formulations that will be patentable or otherwise protected from duplication by others. We may also infringe on the patents of other parties. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation or interference proceedings could result in substantial costs and diversion of resources and management attention. In addition, in an infringement proceeding, a court may decide that a patent of ours, if we obtain any patents in the future, is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents, if we acquire any in the future, at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In addition, we may be enjoined from marketing one or more of our current or planned products if a court finds that such products infringe the intellectual property rights of a third party. Further, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks, from infringement. Our inability to obtain and/or failure to enforce our intellectual property rights could diminish the value of our current and planned product offerings and have a material adverse effect on our business, prospects, results of operations, and financial condition.

The commercial success of our planned products is dependent, in part, on factors outside our control.

We currently manufacture nutraceutical products that we sell to private label customers, and we also plan to begin manufacturing and selling our own branded nutraceutical products. The commercial success of our planned products is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

If we fail to increase our brand recognition, we may face difficulty in obtaining customers for our planned products.

Because we have not yet started selling our own branded products, we currently do not have strong brand identity or brand loyalty. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers once we have commercially viable branded products. Maintaining and enhancing our brand recognition in a cost-effective manner is critical to achieving widespread acceptance of future products and is an important element in our effort to obtain and increase our customer base. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and our ability to provide reliable and useful products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition, would be materially adversely affected.

If our products do not have the healthful effects intended, or if there is adverse publicity or consumer perception of our products and any similar products distributed by others, our reputation could be harmed and our business may suffer.

Many of our current and planned products contain innovative ingredients or combinations of ingredients. There is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form. Our current and planned products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects. Should our current or planned products cause unwanted side effects or not have the results intended, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, we believe we are, and will be, highly dependent upon positive consumer perceptions of the safety and quality of our current and planned products as well as similar products distributed by other nutraceutical companies. Consumer perception of nutraceutical and our current and planned products, as well as the products sold by our private label customers, in particular, can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutraceuticals could have a negative effect on us. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

The nutraceuticals industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition, and future growth.

The industry of nutraceutical and wellness-related supplements and products we produce as well as intend to produce is highly competitive with respect to price, brand and product recognition and new product introductions. Several of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources. We face competition (a) from large nationally known manufacturers, private label brands and many smaller manufacturers of dietary and nutrition supplements; and (b) in the mass-market distribution channel from manufacturers, major private label manufacturers and others. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands. As such, the growth of our current and planned products within the nutraceutical industry are highly competitive and uncertain. If we cannot compete effectively, we may not be profitable.

The purchase of many of our planned and current products are discretionary and may be negatively impacted by adverse trends in the general economy and make it more difficult for us to generate revenues.

Our business is affected by general economic conditions since our current and planned products are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on our current and planned products may be adversely affected by changes in general economic conditions. Our operating results are impacted by the health of the North American economies. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility or recession. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

We may not be able to anticipate consumer preferences and trends within the nutraceutical industry, which could negatively affect acceptance of our planned and current products by retailers and consumers and result in a significant decrease in our revenues.

We currently manufacture nutraceutical products that we sell to private label customers, and we also plan to begin manufacturing and selling our own branded nutraceutical products. Our planned and current products must appeal to a broad range of consumers, whose preferences cannot be predicted with certainty and are subject to rapid change. Our products will need to successfully meet constantly changing consumer demands. If our products are not successfully received by our customers, our business, financial condition, results of operations and prospects may be harmed.

We may experience greater than expected product returns, which might adversely affect our sales and results of operations.

We currently manufacture nutraceutical products that we sell to private label customers, and we also plan to begin manufacturing and selling our own branded nutraceutical products. Once we start selling our own branded products, such products may be returned for various reasons, including expiration dates. Any increase in product returns could reduce our results of operations.

An unexpected interruption in our warehousing facilities or if there is a lack of capacity at our warehousing facilities, it could reduce our sales and margins.

We store products in our warehouses that we then ship to other retailers and serve as fulfilling distribution hubs to other retailers. If we run out of capacity, we won’t be able to store as many products and may not be able to maintain all products in an efficient manner. Additionally, if there is any unexpected interruption to our warehousing facilities, for any reason, such as loss of certifications or licenses, as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, electrical outages, or other events, it could result in significant reductions to our sales and margins and could have a material adverse effect on our business, financial condition or results of operations.

Any interruption to our distribution channels for our planned products could adversely affect our sales and results of operations.

We currently manufacture nutraceutical products that we sell to private label customers, we also intend to manufacture and sell our own branded products and distribute those products through various distribution channels. Any interruption to our distribution channels for our planned products for any reason, such as disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, could adversely affect our sales and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain a corporate address at 11120 NE 2nd Street, Suite 100, Bellevue, Washington 98004. Our telephone number there is (206) 617-9797. We pay no rent or other fees for the use of the Company’s corporate address.

Our wholly owned subsidiary, Novo Healthnet Limited, has corporate offices located at 3905 Major MacKenzie Drive, Suite 115, Vaughan Ontario Canada L4H 4J9. This location is approximately 1,160 square feet. The lease expires on June 30, 2022 and it is subject to one 5-year renewal provided the landlord receives notice from the tenant no later than 3-months prior to the lease expiration date. Terms of the lease provide for a base rent payment of CAD$3,059 (approximately $2,422 as of August 31, 2021) per month.

Novo Healthnet Limited currently operates our 16 corporate-owned clinics through standard tenancy agreements out of leased properties located at:

(1)	Novo Healthnet Limited (Etobicoke)
5359 Dundas Street West, Suite B100, Toronto, Ontario M9B 1B1, Canada;

(2)	Novo Healthnet Limited (Niagara Falls)
4056 Dorchester Rd., Suites 104 & 105, Niagara Falls, Ontario L2E 6M9, Canada;

(3)	Novo Healthnet Limited (Richmond)
9665 Bayview Ave., Suite 10, Richmond Hill, Ontario L4C 9V4, Canada;

(4)	Novo Healthnet Limited (Scottfield)
60 Scottfield Drive, Lower Level, Scarborough, Ontario M1S 5T7, Canada;

(5)	Novo Healthnet Limited (Windsor)
250 Tecumseh Rd. E., Building 100, Unit 150, Windsor, Ontario N8X 2R3, Canada;

(6)	Back on Track (West Hunt Club)
6 Antares Drive Ph 1, Unit 3, Ottawa, Ontario K2E 8A9, Canada;

(7)	Back on Track (Richmond)
6265 Perth St, Richmond, Ontario K0A 2Z0, Canada;

(8)	Back on Track (Hunt Club)
380 Hunt Club Rd, Ottawa, Ontario K1V 1C1, Canada;

(9)	Back on Track (Findlay Creek)
4744 Bank Street, Unit 2, Gloucester, Ontario K1T 0K8, Canada;

(10)	Back on Track (Bells Corners)
2006 Robertson Rd., Unit 2, Nepean, Ontario K2H 1A5, Canada;

(11)	Back on Track (Westboro)
411 Roosevelt Avenue, Unit 309, Ajax, Ontario K2A 3X9, Canada;

(12)	Back on Track (Manotick)
5230 Mitch Owens Road, Manotick, Ontario K4M 1B2, Canada;

(13)	Back on Track (Carleton Place)
515 McNeely Drive, Unit 3, Carleton Place, Ontario K7C 0A8, Canada;

(14)	Back on Track (Kemptville)
301 Rideau Street, Kemptville, Ontario K0G 1J0, Canada;

(15)	Back on Track (Perth)
279 Canal Bank Road, Perth, Ontario K7H 3M6, Canada;

(16)	Back on Track (Rockland)
208-2741 Chamberland St., Rockland Ontario K4K 0B8 Canada.

NHL leases premises for the foregoing 16 corporate-owned clinics, ranging in terms of 0 to 10 years, with monthly lease rates ranging from CAD$904 (approximately $716 as of August 31, 2021) to CAD$11,169.51 (approximately $8,843 as of August 31, 2021). The aggregate monthly rent for the corporate-owned clinic properties is CAD$105,789 (approximately $83,754 as of August 31, 2021). These leases have expiration dates between 2021 and 2030.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol, “NVOS”. Prior to February 23, 2021, our common stock was quoted on the OTC Markets under the symbol, “NVOS.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

On December 10, 2021, the closing price of our common stock as reported on the Nasdaq Capital Markets was $1.40 and there were approximately 520 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

During the fiscal year ended August 31, 2021, the Company engaged in the following stock issuances that were not registered under the Securities Act:

●	On September 24, 2020, the Company sold 21,905 restricted shares of common stock to an accredited investor for a purchase price of $92,000.

●	On October 22, 2020, the Company issued 15,000 restricted shares of common stock as consideration for a Statement of Work Agreement, dated October 20, 2020, with an independent contractor valued at $55,500. The fair value was determined based on the market price of the Company’s common stock on the issue date.

●	On October 26, 2020, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting and Services Agreement, dated October 21, 2020, valued at $192,500. The fair value was determined based on the market price of the Company’s common stock on the issue date.

●	On December 15, 2020, the Company issued 240,000 restricted shares of common stock based on that certain Asset Purchase Agreement, dated December 11, 2020, valued at $876,000 based on the market price of the Company’s common stock of $3.65 per share on the issue date.

●	On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. On February 1, 2021, the Company issued to certain then-current stockholders an aggregate of 957 shares of common stock to round fractional shares that would have been issued in the reverse stock split to the next highest whole share.

●	On March 1, 2021, the Company issued 100,000 restricted shares of common stock to Maxim Partners LLC under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets.

●	On May 24, 2021, the Company issued 189,796 restricted shares of common stock as consideration for a Share Exchange Agreement, completed on May 24, 2021, with the securities exchange valued at $430,837, or $2.27 per share. The fair value was determined based on the market price of the Company’s common stock on the issue date.

The above issuances and sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D and/or Regulation S under the Securities Act.

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

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and products through the integration of medical technology, advanced therapeutics and rehabilitative science. For the period ended August 31, 2021, the Company’s revenue is generated primarily through its wholly owned Canadian subsidiaries.

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

The Company’s decentralized healthcare business model is centered on three primary pillars to best support the transformation of non-catastrophic healthcare delivery to patients and consumers:

●	First Pillar: Service Networks. Deliver multidisciplinary primary care services through (i) an affiliate network of clinic facilities, (ii) small and micro footprint sized clinic facilities primarily located within the footprint of box-store commercial enterprises, (iii) clinic facilities operated through a franchise relationship with the Company, and (iv) corporate operated clinic facilities.

●	Second Pillar: Technology. Develop, deploy, and integrate sophisticated interconnected technology, interfacing the patient to the healthcare practitioner thus expanding the reach and availability of the Company’s services, beyond the traditional clinic location, to geographic areas not readily providing advanced, peripheral based healthcare services, including the patient’s home.

●	Third Pillar: Products. Develop and distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population. The Company’s science-first approach to product innovation further emphasizes our mandate to create and provide over-the-counter preventative and maintenance care solutions.

Innovation through science combined with the integration of sophisticated, secure technology assures Novo Integrated Sciences of continued cutting edge advancement in patient first platforms.

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

NHL’s team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through NHL’s 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees.

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

Recent Developments

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors, and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees specific to on-site clinic and eldercare operations.

Specific to our clinic-based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17 through and June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of the quarter period ended August 31, 2021, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the fiscal year ended August 31, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For the quarter ended August 31, 2021, the Company’s clinic-based revenue rebounded approximately 27.1% compared to the same period in 2020. For the quarter ended August 31, 2021, the Company’s total revenue from all clinic and eldercare related contracted services rebounded approximately 15.1% compared to the same period in 2020. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees specific to on-site clinic and eldercare operations.

Specific to PRO-DIP and Acenzia, both companies are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

For fiscal year 2022 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide its services and products in Canada and the U.S., the Company projects a steady quarter-to-quarter increase of revenue.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

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

Completion of $8 Million Registered Direct Offering and Concurrent Private Placement for Warrants

On April 13, 2021, the Company completed the closing pursuant to a securities purchase agreement with certain accredited institutional investors to purchase approximately $8,000,000 of its common stock in a registered direct offering under the Form S-3 and warrants to purchase common stock in a concurrent private placement. The combined purchase price for one share of common stock and one warrant is $3.35.

Principal Financial Officer Changes

On April 20, 2021, Thomas Bray notified us of his intent to resign as our Principal Financial Officer, effective April 20, 2021. On April 20, 2021, our Board of Directors appointed Sterling Modesto Jimenez Romero as Principal Financial Officer. Mr. Jimenez also served as our principal accounting officer. On June 14, 2021, Mr. Jimenez notified us of his intent to resign as the Company’s Principal Financial Officer, effective June 15, 2021. On June 15, 2021, the Board of Directors appointed James Zsebok, as the Company’s Principal Financial Officer. Mr. Zsebok also serves as the Company’s principal accounting officer.

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

Formation of Nominating and Corporate Governance Committee

On May 5, 2021, our Board of Directors formed a Nominating and Corporate Governance Committee and named each of Mr. Alex Flesias, Mr. Robert Oliva and Mr. Christopher David to serve as members thereof. Mr. Flesias serves as Chair of the Nominating and Corporate Governance Committee.

Acquisition of PRO-DIP, LLC

On May 24, 2021, the Company completed the acquisition of PRO-DIP, a New York state limited liability company in the business of providing nutritional oral energy and medicinal supplement pouches through a proprietary process, under the terms and conditions of a Share Exchange Agreement, dated May 11, 2021, resulting in PRO-DIP being a wholly owned subsidiary of the Company. The Company issued 189,796 restricted shares of common stock and $10,000 in cash as full consideration for the transaction.

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

Robert Mattacchione Executive Agreement

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione agreed to provide services to the Company (“GPE”). See Part III, Item 11, “Executive Compensation” for additional information regarding the June 2021 Mattacchione Agreement.

Christopher David Appointment as Chief Operating Officer & Employment Agreement

On June 18, 2021, the Company entered into an employment agreement (the “June 2021 David Agreement”) with Christopher David, the Company’s then-President and a member of the Company’s Board of Directors. Pursuant to the terms of the June 2021 David Agreement, Mr. David agreed to serve as the Company’s President and Chief Operating Officer. See Part III, Item 11, “Executive Compensation” for additional information regarding the June 2021 David Agreement.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia, Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively, the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price could be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the “Post-Closing Purchase Price Adjustment”). On October 22, 2021, the parties (i) set the final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, at a value of $14,162,795, and (ii) agreed to the issuance of that number of NHL Exchangeable Shares (as defined in the ACZ SEA) exchangeable into 3,622,199 restricted shares of Company common stock at an agreed upon price of $3.91 allotted for the ACZ Shareholders as provided for in the ACZ SEA. The price of the Company’s common stock on the closing date was $2.55; therefore, the purchase price for accounting purposes was $9,236,607.

Letter of Intent to Acquire Pharmacies

On August 30, 2021, the Company entered into a non-binding letter of intent to acquire seven pharmacies in the United States. The acquisition of seven pharmacies, which collectively generated approximately $55 million in annualized revenue in 2020, would establish the Company’s footprint in the U.S. with locations in Florida, Virginia, and Arizona. The Company believes that the daily patient interaction will allow it to leverage its telehealth platform, mobile application (NovoConnect), on-site diagnostic capabilities such as Zgraft, and customized nutrition and wellness product offerings, establishing the Company as a vertically integrated, multidisciplinary health care provider. The proposed all-stock transactions contemplate the acquisition, by the Company, of a 50% interest in each pharmacy. The Company expects to negotiate and enter into definitive agreements and to close the acquisitions during the second half of 2021.

MiTelemed+

In October 2021, we announced the launch of MiTelemed+, Inc. (“MiTelemed”), a joint venture between NHL and EK-Tech Solutions Inc. (“EK-Tech”). MiTelemed will operate, support and expand access and functionality of iTelemed, EK-Tech’s enhanced proprietary telehealth platform. MiTelemed+, through the iTelemed platform, will allow us to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction. Through the interface of sophisticated peripheral based diagnostic tools operated by skilled support workers in the patient’s remote location, we believe that the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution will be dramatically elevated.

Terragenx Share Exchange

On November 17, 2021, the Company and NHL entered into that certain Share Exchange Agreement (the “Terra SEA”), dated as of November 17, 2021, by and among the Company, NHL, Terragenx Inc. (“Terra”), TMS Inc. (“TMS”), Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (“COHV” and collectively with TMS, Mr. Mullins and Mr. Fournier, the “Terra Shareholders”). Collectively, the Terra Shareholders owned 91% of the outstanding shares of Terra (the “Terra Purchased Shares”).

Pursuant to the terms of the Terra SEA, NHL agreed to purchase from the Terra Shareholders, and the Terra Shareholders agreed to sell to NHL, the Terra Purchased Shares on the closing date, in exchange for payment by NHL of the purchase price (the “Purchase Price”) of CAD$500,000 (approximately $398,050) (the “Exchange”). The Purchase Price was to be paid with the issuance, by NHL to the Terra Shareholders, of certain non-voting NHL special shares exchangeable into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). The total shares of Company common stock allotted in favor of the Terra Shareholders was calculated at a per share price of $3.35.

Mullins Asset Purchase Agreement

On November 17, 2021, the Company entered into that certain Asset Purchase Agreement (the “Mullins APA”), dated as of November 17, 2021, by and between the Company and Terence Mullins. Pursuant to the terms of the Mullins APA, Mr. Mullins agreed to sell, and the Company agreed to purchase, all of Mr. Mullins’ right, title and interest in and to certain assets directly and indirectly related to any and all iodine-based related products and technologies as specified in the Mullins APA (the “Mullins IP Assets”), in exchange for a purchase price of CAD$2,500,000 (approximately $1,990,250) which is to be paid as follows:

(a)	CAD$2,000,000 (approximately $1,592,200) is to be issued or allotted to Mr. Mullins only after patent-pending status, in the U.S. or internationally, is designated for all Mullins IP Assets (the “Mullins IP Assets CAD$2m Shares”), as either restricted shares of Company common stock or NHL Exchangeable Shares, as determined by Mr. Mullins. Once issued or allotted, the Mullins IP Assets CAD $2m Shares will be held in escrow pending registration and approval for all Mullins IP Assets, and

(b)	CAD$500,000 (approximately $398,050) is to be issued in the form of 118,821 restricted shares of Company common stock, free and clear of all liens, pledges, encumbrances, charges, or known claims of any kind, nature, or description, upon closing of the Mullins APA

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

Jefferson Street Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock, as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

The Jefferson Note has a maturity date of May 17, 2022. The Company acted as guarantor on the Jefferson Note. Pursuant to the terms of the Jefferson Note, Terra agreed to pay to Jefferson $937,500 (the “Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum. Any amount of principal, interest or other amount due on the Jefferson Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (ii) the maximum rate allowed by law. See Part I, Item 1. Business—Recent Developments for additional information regarding the Jefferson SPA and the Jefferson Note.

Jefferson Street Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Jefferson SPA, the Company issued to Jefferson a common stock purchase warrant (the “Jefferson Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Jefferson Warrant is, subject to adjustment as described therein, $3.35. The Jefferson Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

Platinum Point Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Platinum SPA”), dated as of November 17, 2021, by and among the Company, Terra and Platinum Point Capital LLC (“Platinum”). Pursuant to the terms of the Platinum SPA, (i) the Company agreed to issue and sell to Platinum the Platinum Note (as hereinafter defined); (ii) the Company agreed to issue to Platinum the Platinum Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Platinum 1,000,000 restricted shares of the Company common stock, as collateral on the Platinum Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Platinum Note; and (iv) Platinum agreed to pay to the Company $750,000 (the “Platinum Purchase Price”).

The Platinum Note has a maturity date of May 17, 2022 (the “Maturity Date”). The Company acted as guarantor on the Platinum Note. Pursuant to the terms of the Platinum Note, Terra agreed to pay to Platinum $937,500 (the “Platinum Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum. Any amount of principal, interest or other amount due on the Platinum Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (ii) the maximum rate allowed by law. See Part I, Item 1. Business—Recent Developments for additional information regarding the Platinum SPA and the Platinum Note.

Platinum Point Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Platinum SPA, the Company issued to Platinum a common stock purchase warrant (the “Platinum Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Platinum Warrant is, subject to adjustment as described therein, $3.35. The Platinum Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

December 2021 Registered Direct Offering

On December 14, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue to the Purchaser and the Purchaser agreed to purchase (the “Purchase”), in a registered direct offering, (i) $16,666,666 aggregate principal amount of the Company’s senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions (the “Notes”); and (ii) warrants to purchase up to 5,833,334 shares of the Company’s common stock (the “Warrants”). The securities, including up to 68,557,248 shares of common stock issuable upon conversion under the Notes and up to 5,833,334 shares of common stock issuable upon exercise of the Warrants, are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021. The Purchase closed on December 14, 2021.

The Notes have an original issue discount of 10%, resulting in gross proceeds to the Company of $15,000,000. The Notes bear interest of 5% per annum and mature on June 14, 2023, unless earlier converted or redeemed, subject to the right of the Purchaser to extend the date under certain circumstances. The Company will make monthly payments on the first business day of each month commencing on the calendar month immediately following the sixth month anniversary of the issuance of the Notes through June 14, 2023, the maturity date, consisting of an amortizing portion of the principal of each Note equal to $1,388,888 and accrued and unpaid interest and late charges on the Notes. All amounts due under the Notes are convertible at any time, in whole or in part, at the holder’s option, into common stock at the initial conversion price of $2.00, which conversion price is subject to certain adjustments; provided, however, that the Notes have a 9.99% equity blocker. If an event of default occurs, the holder may convert all, or any part, of the principal amount of a Note and all accrued and unpaid interest and late charge at an alternate conversion price, as described in the Notes. Subject to certain conditions, the Company has the right to redeem all, but not less than all, of the remaining principal amount of the Notes and all accrued and unpaid interest and late charges in cash at a price equal to 135% of the amount being redeemed.

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth year anniversary of December 14, 2021, the initial issuance date of the Warrants.

For the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020

Revenues for the year ended August 31, 2021 were $9,305,255, representing an increase of $1,444,688, or 18.4%, from $7,860,567 for the same period in 2020. The increase in revenue is principally due to periodic easing of COVID pandemic related restrictions which resulted in our practitioners being able to provide more patients with additional in-person services compared to the March 17 through June 1, 2020 period in which our practitioners were limited to providing their services either remotely or in-person to patients requiring emergency and essential need treatment. In addition, the increase is due to revenue of $446,390 recorded by Acenzia from the date of acquisition (June 24, 2021) through the period ended August 31, 2021.

Cost of revenues for the year ended August 31, 2021 were $5,482,257, representing an increase of $680,062 or 14.2%, from $4,802,195 for the same period in 2020. The increase was principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 58.9% for the year ended August 31, 2021 and 61.1% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to the Canada Emergency Wage Subsidy (CEWS) claimed as part of Canada’s COVID-19 Economic Response Plan that offset the salary expense for clinical workers.

Operating costs for the year ended August 31, 2021 were $8,196,517, representing an increase of $875,547, or 12.0%, from $7,320,970 for the same period in 2020. The increase in operating costs is principally due to (i) additional operating costs associated with Acenzia’s operations, (ii) an increase in amortization of intangible assets, (iii) common stock issued for services including successful uplist to the Nasdaq Capital Markets, (iv) salary expense due to hiring of senior level executives, and (v) legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Other expense for the year ended August 31, 2021 was $97,416, representing a decrease of $564,195, or 85.3%, from other expense of $661,611 for the same period in 2020. The decrease is due to (i) a write-off of an acquisition deposit in 2020 and nil in 2021, (ii) a decrease in other expenses in 2021 compared to 2020, and (iii) an increase in interest income; offset by an increase in interest expense in 2021 due to additional debt outstanding.

Net loss attributed to Novo Integrated Sciences for the year ended August 31, 2021 was $4,462,147, representing a decrease of $453,007, or 9.2%, from $4,915,154 for the same period in 2020. The decrease in net loss is principally due to (i) an increase in revenues and gross profit offset by additional operating costs associated with the Acenzia acquisition, (ii) an increase in amortization of intangible assets, (iii) common stock issued for services including successful uplist to the Nasdaq Capital Markets, (iv) salary expense due to hiring of senior level executives, and (v) legal fees related to the Company’s Nasdaq listing and filing of the Company’s registration statement on Form S-3.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the fiscal years ended August 31, 2021 and 2020, the Company has had net losses of $4,470,935 and $4,924,209, respectively.

During the year ended August 31, 2021, the Company used cash in operating activities of $1,024,802 compared to $441,694 for the same period in 2020. The principal reason for the increase in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the year ended August 31, 2021, the Company cash provided by investing activities was $2,999,122 compared to $657,130 for the same period in 2020. During 2021, the Company (i) acquired cash of $3,738,171 with the acquisition of Acenzia, (ii) purchased property and equipment for $255,949, (iii) loaned amounts for other receivables of $473,100, and (iv) paid $10,000 of cash in connection with an acquisition. During the period in 2020, the Company collected other receivable of $669,240.

During the year ended August 31, 2021, the Company provided cash from financing activities of $4,316,862 compared to cash used in financing activities of $271,687 for the same period in 2020. The principal reason for the increase in cash provided by financing activities was the sale of 2,388,050 shares of the Company’s common stock in April 2021 for net proceeds of $7,235,580 and the repayment of $2,767,519 of notes payable in 2021.

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

On September 24, 2020, the Company accepted a $92,000 subscription agreement from an accredited investor residing outside the United States for the sale of 21,905 restricted shares of the Company’s common stock, resulting in an effective price per share of $4.20. The shares were issued on September 24, 2020. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

On February 9, 2021, the Company received $12,000 as a result of a stock option for 7,500 options being exercised at a per option price of $1.60. The 7,500 shares issued for this option were registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on January 25, 2018 (Commission File No. 333-222686). The Shares were issued on March 1, 2021.

On April 13, 2021, the Company sold 2,388,050 shares of common stock under the terms and conditions of a Securities Purchase Agreement, dated April 9, 2021, in a registered direct offering for an agreed upon purchase price of $3.35 per share resulting in gross proceeds of $7,999,968. The Company incurred offering cost of $764,388 associated with this offering resulting in net proceeds of $7,235,580. The shares were issued on April 13, 2021.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors, and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees specific to on-site clinic and eldercare operations.

Specific to our clinic-based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17 through June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of the quarter period ended August 31, 2021, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the fiscal year ended August 31, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For the quarter ended August 31, 2021, the Company’s clinic-based revenue rebounded approximately 27.1% compared to the same period in 2020. For the quarter ended August 31, 2021, the Company’s total revenue from all clinic and eldercare related contracted services rebounded approximately 15.1% compared to the same period in 2020. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees specific to on-site clinic and eldercare operations.

Specific to PRO-DIP and Acenzia, both companies are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

For fiscal year 2022 and beyond, based on no additional “lockdowns” or new material directives being implemented which may limit the Company’s ability to provide its services and products in Canada and the U.S., the Company projects a steady quarter-to-quarter increase of revenue.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, allowance for slow moving and obsolete inventory, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are stated at cost less depreciation and impairment. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the declining balance method for substantially all assets with estimated lives as follows:

Building	30 years
Leasehold improvements	5 years
Clinical equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $135,000, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $90,000.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $404,000, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $270,000.

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

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019 and Acenzia, Inc. during fiscal year ended August 31, 2021.

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

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services the Company has no significant post-delivery obligations.

Revenue from providing healthcare and healthcare related services and product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services - gross service revenue is recorded in the accounting records at the time the services are provided (point-in-time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

●	Product sales - revenue is recorded at the point of time of delivery

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO INTEGRATED SCIENCES, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Novo Integrated Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences, Inc. and its subsidiaries (the Company) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

(Continues)

Report of Independent Registered Public Accounting Firm to the Stockholders and Board of Directors of Novo Integrated Sciences, Inc. (Continued)

Business acquisitions

Description of the Critical Audit Matter

As discussed in Note 15 to the financial statements, the Company acquired certain businesses during the year ended August 31, 2021.

Auditing business combinations were complex and highly judgmental due to the justification of business and significant estimation required to determine the fair value of assets acquired / liabilities assumed, the purchase consideration conveyed and the resulting intangible assets and goodwill recognized, and the significant judgment by management when estimating the fair value of the acquisition related contingent consideration liability.

How the Critical Audit Matter was Addressed in the Audit

To audit the accounting of the business combination transactions, we evaluated the justification of business acquisition from management to ensure the compliance with U.S. GAAP; and we reviewed the fair value calculation of assets acquired / liabilities assumed, the purchase consideration conveyed and the resulting intangible assets and goodwill recognized and valuation expert’s report that included methodology and assumptions used and assessed those inputs to be reasonable, testing management’s process for determining the fair value of the acquisition related contingent consideration liability, and testing the completeness and accuracy of the underlying data used in the fair value calculation.

Impairment of Intangible Assets and Goodwill

Description of the Critical Audit Matter

As discussed in Note 2 to the financial statements, the Company recorded impairment charges on goodwill during the year ended August 31, 2021.

Auditing management’s goodwill and intangible assets impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the intangible assets and goodwill and underlying reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s intangible assets and goodwill and underlying reporting unit, we performed audit procedures that included, among other things, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. In addition, we assessed the current financial forecast in light of management’s current plans, and we assessed the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2020 Richmond Hill, Ontario, Canada December 14, 2021	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2021 and 2020

	August 31,	August 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$8,293,162	$2,067,718
Accounts receivable, net	1,468,429	1,732,432
Inventory	339,385	-
Other receivables, current portion	814,157	302,664
Prepaid expenses and other current assets	218,376	191,723
Total current assets	11,133,509	4,294,537

Property and equipment, net	6,070,291	353,660
Intangible assets, net	32,436,468	26,623,448
Right-of-use assets, net	2,543,396	2,810,556
Other receivables, net of current portion	692,738	287,775
Acquisition deposits	-	383,700
Goodwill	9,081,879	636,942
TOTAL ASSETS	$61,958,281	$35,390,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,449,784	$883,773
Accrued expenses	1,129,309	194,708
Accrued interest (principally to related parties)	366,280	346,264
Government loans and notes payable, current portion	4,485,649	83,292
Due to related parties	478,920	528,213
Finance lease liability, current portion	23,184	-
Operating lease liability, current portion	530,797	563,793
Total current liabilities	8,463,923	2,600,043

Debentures, related parties	982,205	952,058
Notes payable, net of current portion	5,133,604	-
Finance lease liability, net of current portion	16,217	-
Operating lease liability, net of current portion	2,057,805	2,266,887
Deferred tax liability	1,500,372	-
TOTAL LIABILITIES	18,154,126	5,818,988

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2021 and 2020, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 26,610,144 and 23,466,236 shares issued and outstanding at August 31, 2021 and 2020, respectively	26,610	23,466
Additional paid-in capital	54,579,396	44,905,454
Common stock to be issued (3,622,199 shares)	9,236,607	-
Other comprehensive income	991,077	1,199,696
Accumulated deficit	(20,969,274)	(16,507,127)
Total Novo Integrated Sciences, Inc. stockholders’ equity	43,864,416	29,621,489
Noncontrolling interest	(60,261)	(49,859)
Total stockholders’ equity	43,804,155	29,571,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,958,281	$35,390,618

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2021 and 2020

	Years Ended
	August 31,	August 31,
	2021	2020

Revenues	$9,305,255	$7,860,567

Cost of revenues	5,482,257	4,802,195

Gross profit	3,822,998	3,058,372

Operating expenses:
Selling expenses	7,525	4,921
General and administrative expenses	8,089,641	7,286,305
Write down of assets	99,351	29,744
Total operating expenses	8,196,517	7,320,970

Loss from operations	(4,373,519)	(4,262,598)

Non operating income (expense)
Interest income	45,687	33,627
Interest expense	(165,003)	(156,662)
Other income (expense)	21,900	(194,055)
Write off of acquisition deposit	-	(344,521)
Total other income (expense)	(97,416)	(661,611)

Loss before income taxes	(4,470,935)	(4,924,209)

Income tax expense	-	-

Net loss	$(4,470,935)	$(4,924,209)

Net loss attributed to noncontrolling interest	(8,788)	(9,055)

Net loss attributed to Novo Integrated Sciences, Inc.	$(4,462,147)	$(4,915,154)

Comprehensive loss:
Net loss	(4,470,935)	(4,924,209)
Foreign currency translation (loss) gain	(208,619)	60,777
Comprehensive loss:	$(4,679,554)	$(4,863,432)

Weighted average common shares outstanding - basic and diluted	24,774,454	23,034,081

Net loss per common share - basic and diluted	$(0.18)	$(0.21)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended August 31, 2021 and 2020

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2019	22,369,150	$22,369	$36,014,525	$-	$1,138,919	$(11,591,973)	$25,583,840	$(39,632)	25,544,208

Common stock issued for cash	35,437	35	113,364	-	-	-	113,399	-	113,399
Common stock issued for licensing agreement	800,000	800	5,247,200	-	-	-	5,248,000	-	5,248,000
Common stock issued for software license	96,558	97	386,134	-	-	-	386,231	-	386,231
Common stock issued for conversion of related party debt	15,091	15	226,348	-	-	-	226,363	-	226,363
Common stock issued for services	150,000	150	589,850	-	-	-	590,000	-	590,000
Fair value of modification of stock option terms	-	-	62,822	-	-	-	62,822	-	62,822
Fair value of stock options	-	-	2,265,211	-	-	-	2,265,211	-	2,265,211
Foreign currency translation gain	-	-	-	-	60,777		60,777	(1,172)	59,605
Net loss	-	-	-	-	-	(4,915,154)	(4,915,154)	(9,055)	(4,924,209)

Balance, August 31, 2020	23,466,236	23,466	44,905,454	-	1,199,696	(16,507,127)	29,621,489	(49,859)	29,571,630

Common stock issued for cash, net of offering costs	2,409,955	2,410	7,325,170	-	-	-	7,327,580	-	7,327,580
Common stock for services	295,700	295	874,878	-	-	-	875,173	-	875,173
Common stock issued for acquisition	189,796	190	430,647	-	-	-	430,837	-	430,837
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for purchase of Acenzia, Inc.	-	-	-	9,236,607	-	-	9,236,607	-	9,236,607
Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Fair value of stock options	-	-	155,496	-	-	-	155,496	-	155,496
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(208,619)	-	(208,619)	(1,614)	(210,233)
Net loss	-	-	-	-	-	(4,462,147)	(4,462,147)	(8,788)	(4,470,935)

Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2021 and 2020

	Years Ended
	August 31,	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,470,935)	$(4,924,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,724,122	1,445,076
Fair value of vested stock options	155,496	2,265,211
Expense associated with modified stock option terms	-	62,822
Common stock issued for services	875,173	590,000
Operating lease expense	642,991	541,530
Gain on forgiveness of debt	(21,900)	-
Write down of assets	99,351	29,744
Loss on settlement of other receivable	-	74,360
Write off of acquisition deposit	-	344,521
Changes in operating assets and liabilities:
Accounts receivable	1,103,800	(229,015)
Inventory	(147,814)	-
Prepaid expenses and other current assets	(43,194)	61,218
Accounts payable	(45,228)	(275,895)
Accrued expenses	(287,034)	(15,591)
Accrued interest	9,015	114,815
Operating lease liability	(618,645)	(526,281)
Net cash used in operating activities	(1,024,802)	(441,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(255,949)	(12,110)
Cash paid for acquisition	(10,000)	-
Cash acquired with acquisition	3,738,171	-
Amounts loaned for other receivables	(473,100)	-
Payment for acquisition deposit	-	(636,985)
Return of acquisition deposit	-	636,985
Collection of other receivable	-	669,240
Net cash provided by investing activities	2,999,122	657,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(246,327)	(198,778)
Repayments of debenture, related party	-	(267,696)
Repayments of notes payable	(2,767,519)	-
Repayments of finance leases	(8,872)	-
Proceeds from government loans and note payable	-	81,388
Proceeds from the sale of common stock, net of offering costs	7,327,580	113,399
Proceeds from exercise of stock options	12,000	-
Net cash provided by (used in) financing activities	4,316,862	(271,687)

Effect of exchange rate changes on cash and cash equivalents	(65,738)	40,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,225,444	(15,948)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,067,718	2,083,666

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,293,162	$2,067,718

CASH PAID FOR:
Interest	$144,987	$95,219
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$876,000	$5,634,231
Common stock issued for debt	$-	$226,363
Common stock issued for acquisition	$430,837	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2021 and 2020

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

The Company owns Canadian and U.S. subsidiaries which provide, or intend to provide, essential and differentiated solutions to the delivery of multidisciplinary primary care and related wellness products through the integration of medical technology, interconnectivity, advanced therapeutics, unique personalized product offerings, and rehabilitative science. For the period ended August 31, 2021, the Company’s revenue was generated primarily through its wholly owned Canadian subsidiary, Novo Healthnet Limited (“NHL”), which provides our services and products through both clinic and eldercare related operations.

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity, is an essential solution to the rapidly evolving fundamental transformation of how non-catastrophic healthcare is delivered both now and in the future. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective and efficient healthcare distribution.

The Company’s decentralized healthcare business model is centered on three primary pillars to best support the transformation of non-catastrophic healthcare delivery to patients and consumers:

●	First Pillar: Service Networks. Deliver multidisciplinary primary care services through (i) an affiliate network of clinic facilities, (ii) small and micro footprint sized clinic facilities primarily located within the footprint of box-store commercial enterprises, (iii) clinic facilities operated through a franchise relationship with the Company, and (iv) corporate operated clinic facilities.

●	Second Pillar: Technology. Develop, deploy, and integrate sophisticated interconnected technology, interfacing the patient to the healthcare practitioner thus expanding the reach and availability of the Company’s services, beyond the traditional clinic location, to geographic areas not readily providing advanced, peripheral based healthcare services, including the patient’s home.

●	Third Pillar: Products. Develop and distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population. The Company’s science-first approach to product innovation further emphasizes our mandate to create and provide over-the-counter preventative and maintenance care solutions.

Innovation through science combined with the integration of sophisticated, secure technology assures Novo Integrated Sciences of continued cutting edge advancement in patient first platforms.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) NHL, (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of shares of Novo Integrated’s common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 16,779,741 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship (“JV”) with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects. Pursuant to the terms of the Joint Venture Agreement, (i) the Company has an 80% controlling interest and Kainai has a 20% interest in the JV; and (ii) the Company has sole discretion to identify the name and entity under which the JV will operate. The legal entity in which the JV will operate has not yet been identified or formed. The JV operations will primarily involve the production – including processing, packaging and sales of natural supplements derived from hemp derived cannabis oils. The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai. The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement. On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 1,200,000 restricted common shares to 247 with a value of $21,600,000.

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

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada. Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 800,000 shares of restricted common stock of the Company.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients.

On May 26, 2020, the Ontario Ministry of Health announced updated guidance and directives stating that physiotherapists, chiropractors, and other regulated health professionals, including services and products provided by the Company, can gradually and carefully begin providing all services, including non-essential services, once the clinician and provider are satisfied all necessary precautions and protocols are in place to protect the patients, the clinician and the clinic staff. With all corporate clinics closed due to the COVID-19 pandemic, with the exception of providing certain limited essential and emergency services, the Company had furloughed 48 full-time employees and 35 part-time employees from its pre-closure levels of 81 full-time employees and 53 part-time employees specific to on-site clinic and eldercare operations.

Specific to our clinic-based services and products, operating under COVID-19 related authorized governmental proclamations and directives, between March 17 through June 1, 2020, the Company provided in-clinic multi-disciplinary primary healthcare services and products solely to patients with emergency and essential need while also providing certain virtual based services related to physiotherapy.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of the year ended August 31, 2021, all corporate clinics are open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the fiscal year ended August 31, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

. As of August 31, 2021, the Company has 73 full-time employees and 56 part-time employees specific to on-site clinic and eldercare operations.

Specific to PRO-DIP, LLC (“PRO-DIP”) and Acenzia, Inc. (“Acenzia”), both companies are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

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

	August 31,	August 31,
	2021	2020

Period end: CAD to USD exchange rate	$0.7917	$0.7674
Average period: CAD to USD exchange rate	$0.7885	$0.7435

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Novomerica Health Group, Inc., Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC, Acenzia, Inc., an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). PRO-DIP is a New York state LLC while all other Company subsidiaries are incorporated in Canada. All intercompany transactions have been eliminated.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and comprehensive loss.

Cash Equivalents

For the purpose of the consolidated statements of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2021 and 2020, the allowance for uncollectible accounts receivable was $1,097,628 and $518,031, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of August 31, 2021, the Company’s allowance for slow moving or obsolete inventory was $1,066,721.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the years ended August 31, 2021 and 2020, the Company wrote off $0 and $29,744 of other receivables that were not expected to be collected.

Property and Equipment

Property and equipment are stated at cost less depreciation and impairment. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the declining balance method for substantially all assets with estimated lives as follows:

Building	30 years
Leasehold improvements	5 years
Clinical equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years

Leases

The Company applies the provisions of ASC Topic 842, Leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet. The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2021 and 2020, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at August 31, 2021 and 2020, the Company believes there was no impairment of its intangible assets.

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019 and Acenzia, Inc. during fiscal year ended August 31, 2021. Based on its review at August 31, 2020, the Company believes there was no impairment of its goodwill. As of August 31, 2021, the Company performed the required impairment reviews and determined that an impairment charge of $99,593 related to the goodwill for Executive Fitness Leaders was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	Total
Balance, August 31, 2019	$187,675	$217,703	$217,703	$-	$623,081
Foreign currency translation adjustment	4,175	4,843	4,843	-	13,861
Balance, August 31, 2020	191,850	222,546	222,546	-	636,942
Goodwill acquired with purchase of business	-	-	-	8,726,949	8,726,949
Impairment of goodwill	-	(99,593)	-	-	(99,593)
Foreign currency translation adjustment	6,075	6,886	7,047	(202,427)	(182,419)
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,524,522	$9,081,879

Acquisition Deposits

The Company has signed letters of understanding with a potential acquisition candidate which includes refundable acquisition deposits totaling $383,700 as of August 31, 2020. During the year ended August 31, 2021, this acquisition deposit was converted into a receivable that bears interest at 10% and is due on September 1, 2022.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, government loans and notes payable, and due to related parties, the carrying amounts approximate their fair values due to their short-term maturities.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash, accounts receivable, current portion of other receivables, and current liabilities, including accounts payable, short-term notes payable, due to related parties and finance lease obligations, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of August 31, 2021 and 2020, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services the Company has no significant post-delivery obligations.

Revenue from providing healthcare and healthcare related services and product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services – gross service revenue is recorded in the accounting records at the time the services are provided (point-in-time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.
●	Product sales – revenue is recorded at the point of time of delivery

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue is included with accrued expenses in the accompanying consolidated balance sheets.

Sales returns and allowances were insignificant for the years ended August 31, 2021 and 2020. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 4,237,650 and 1,784,500 options/warrants outstanding as of August 31, 2021 and 2020, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $991,077 and $1,199,696 at August 31, 2021 and 2020, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 17.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At August 31, 2021 and 2020, the amount due to related parties was $478,920 and $528,213, respectively. At August 31, 2021 $407,052 was non-interest bearing, $22,783 bears interest at 6% per annum, and $49,085 bears interest at 13.75% per annum. At August 31, 2020, $458,550 was non-interest bearing, $22,084 bears interest at 6% per annum, and $47,579 bears interest at 13.75% per annum.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 15,091 shares of the Company’s common stock. The per share price used for the conversion of this debt was $15.00.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures due to related parties at August 31, 2021 and 2020 was $982,205 and $952,058, respectively.

Note 4 – Inventory

Inventory at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Raw materials	$1,017,566	$-
Work in process	144,628	-
Finished Goods	243,912	-
	1,406,106	-
Allowance for slow moving and obsolete inventory	(1,066,721)	-
Inventory, net	$339,385	$-

Note 5 – Accounts Receivables, net

Accounts receivables, net at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Trade receivables	$2,411,499	$1,948,520
Amounts earned but not billed	154,558	301,943
	2,566,057	2,250,463
Allowance for doubtful accounts	(1,097,628)	(518,031)
Accounts receivable, net	$1,468,429	$1,732,432

Note 6 – Other Receivables

Other receivables at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$296,888	$287,775

Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2021, as amended	79,170	76,740

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due March 1, 2022, as amended	225,924	225,924

Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due February 1, 2022, as amended	509,063	-

Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2022, as amended	395,850	-
Total other receivables	1,506,895	590,439
Current portion	(814,157)	(302,664)
Long-term portion	$692,738	$287,775

During the year ended August 31, 2020, the Company settled other receivable for less than the amount due and recognized a loss on settlement of $74,360. During the year ended August 31, 2020, the Company wrote off a receivable for $29,744.

Note 7 – Property and Equipment

Property and equipment at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Land	$475,020	$-
Building	3,562,650	-
Leasehold improvements	691,318	465,857
Clinical equipment	1,875,537	301,337
Computer equipment	24,679	23,921
Office equipment	46,510	29,229
Furniture and fixtures	41,019	39,760
	6,716,733	860,104
Accumulated depreciation	(646,442)	(506,444)
Total	$6,070,291	$353,660

Depreciation expense for the years ended August 31, 2021 and 2020 was $123,461 and $75,726, respectively.

Certain property and equipment has been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	9,388,065	5,248,000
Customer relationships	787,304	-
Brand names	2,065,941	-
Assembled workforce	421,003	-
	35,407,111	27,992,798
Accumulated amortization	(2,970,643)	(1,369,350)
Total	$32,436,468	$26,623,448

Amortization expense for the years ended August 31, 2021 and 2020 was $1,600,661 and $1,369,350, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending August 31,
2022	$2,473,490
2023	2,473,490
2024	2,473,490
2025	2,473,490
2026	2,379,029
Thereafter	20,163,479
Total	$32,436,468

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 800,000 shares of restricted common stock of the Company valued at $5,248,000.

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

The Cloud DX License granted to NHL and its majority-owned subsidiaries, holding companies, divisions and affiliates, other than physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

●	Upon the closing, the Company issued 45,835 restricted shares of its common stock having a value (as calculated as set forth in the Cloud DX License) of CAD$1,000,000 (approximately $758,567 as of February 26, 2019), and

●	Cloud DX agreed to invoice CAD$250,000 (approximately $189,642 as of February 26, 2019) to NHL based on the following deliverables, and paid on the following schedule:

Cloud DX deliverable	Novo payment (terms: Net 15)
Heart Friendly Program launches in Clinic #1	CAD$50,000 (approximately $37,929 as of February 26, 2019)
Novo-branded Android app delivered as APK file	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Novo-branded Clinical portal website delivered	CAD$35,000 (approximately $26,550 as of February 26, 2019)
Pulsewave PAD-1A devices – 1st delivery	CAD$20,000 (approximately $15,171 as of February 26, 2019)
Marketing services / materials delivered	CAD$25,000 (approximately $18,964 as of February 26, 2019)
Cloud DX hires dedicated Novo support FTE	CAD$85,000 (approximately $64,478 as of February 26, 2019)

On March 9, 2020, the Company and NHL entered into that certain First Amendment to Cloud DX Perpetual Software License Agreement (the “Cloud DX Amendment”) with Cloud DX, effective March 6, 2020, pursuant to which the parties thereto agreed that the CAD$250,000 (approximately $186,231 as of March 6, 2020) that was to be paid by NHL based on the above deliverables would be paid as a one-time payment of 46,558 restricted shares of Company common stock. In addition, pursuant to the terms of the Cloud DX Amendment, the parties agreed to settle a $200,000 fee owed by NHL to Cloud DX through payment of 50,000 restricted shares of Company common stock.

Except as set forth in the Cloud DX Amendment, the remaining terms and conditions of the Cloud DX License remain in full force and effect.

In connection with the acquisition of PRO-DIP (see Note 15) the Company acquired intellectual property valued at $455,752.

In connection with the acquisition of Acenzia (See Note 15) the Company acquired the following intangible assets: intellectual property valued at $2,875,000; customer relationships valued at $806,000; brand names valued at $2,115,000; and assembled workforce valued at $431,000.

Note 9 – Accrued Expenses

Accrued expenses at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Accrued liabilities	$811,660	$37,457
Accrued payroll	279,018	117,823
Unearned revenue	38,631	39,428
	$1,129,309	$194,708

Note 10 – Government Loans and Note Payable and Government Subsidy

Governmental loans and note payable at August 31, 2021 and 2020 consisted of the following:

	2021	2020
Note payable issued under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The loan has terms of 24 months and accrues interest at 1% per annum. The full note balance was forgiven in fiscal year 2021.	$-	$21,900

Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	63,336	61,392

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance and is secured by certain equipment of PRO-DIP.	40,320	-

Note payable dated December 3, 2019; accrues interest at 3% per annum; secured by land, building and personal property; due June 30, 2022.	5,069,858	-

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028.	30,739	-

Note payable dated June 24, 2021; accrues interest at 9% per annum; secured by real property of Acenzia; lender at its sole discretion may require monthly principal payments of $950,000 after December 24, 2021; any unpaid principal and interest due on June 24, 2022.	4,415,000	-
Total government loans and notes payable	9,619,253	83,292
Less current portion	(4,485,649)	(83,292)
Long-term portion	$5,133,604	$-

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$63,336 at August 31, 2021), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan by three years until December 31, 2025 and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the year ended August 31, 2021, recorded a total of approximately $731,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Years Ending August 31,
2022	$4,485,649
2023	5,074,763
2024	5,346
2025	5,793
2026	6,247
Thereafter	41,455
Total	$9,619,253

Note 11 – Debentures, related parties

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 (approximately $6,225,163 on September 30, 2013) in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On September 27, 2019, the debenture holders agreed to extend the due date to September 30, 2021. On November 2, 2021, the debenture holders agreed to extend the due date to December 1, 2023.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 1,047,588 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $4.11 which was determined as the average price of the five (5) trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768.

At August 31, 2021 and 2020, the amount of debentures outstanding was $982,205 and $952,058, respectively.

Note 12 – Leases

Operating leases

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2021 and 2020:

		2021	2020
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,543,396	$2,810,556
Total lease assets		$2,543,396	$2,810,556

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$530,797	$563,793
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,057,805	2,266,887
Total lease liability		$2,588,602	$2,830,680

Lease obligations at August 31, 2021 consisted of the following:

Years Ending August 31,
2022	$717,772
2023	649,974
2024	444,301
2025	366,620
2026	351,434
Thereafter	728,841
Total payments	3,258,942
Amount representing interest	(670,340)
Lease obligation, net	2,588,602
Less lease obligation, current portion	(530,797)
Lease obligation, long-term portion	$2,057,805

During the year ended August 31, 2021, the Company entered into new lease obligation of $296,317.

The lease expense for the years ended August 31, 2021 and 2020 was $858,847 and $788,272, respectively. The cash paid under operating leases during the years ended August 31, 2021 and 2020 was $834,502 and $772,798, respectively.

At August 31, 2021, the weighted average remaining lease terms were 5.98 years and the weighted average discount rate was 8%.

Finance leases

The Company leases certain equipment under lease contracts that are accounted for as finance leases. If the contracts meet the criteria for a finance lease, the related equipment underlying the lease contract is capitalized and amortized over its estimated useful life. If the cost of the equipment is not available, the Company calculates the cost by taking the present value of the lease payments using an implicit borrowing rate of 5%.

The net book value of equipment under finance leases included in property and equipment on the accompanying balance sheet at August 31, 2021 is as follows:

Cost	$209,457
Accumulated amortization	(136,491)
Net book value	$72,966

Future minimum finance lease payments are as follows:

Years Ending August 31,
2022	$25,153
2023	9,719
2024	5,669
Total payments	40,541
Amount representing interest	(1,140)
Lease obligation, net	39,401
Less lease obligation, current portion	(23,184)
Lease obligation, long-term portion	$16,217

Note 13 – Stockholders’ Equity

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2021 and 2020 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. As of August 31, 2021 and 2020 there were 26,610,144 and 23,466,236 common shares issued and outstanding, respectively.

During the fiscal year ended August 31, 2021, the Company issued:

●	21,905 restricted shares of common stock to a non-U.S. person for cash proceeds of $92,000.

●	15,000 restricted shares of common stock as consideration for a Statement of Work Agreement with an independent contractor valued at $55,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant.

●	50,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $192,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant.

●	240,000 restricted shares of common stock as consideration for an Asset Purchase Agreement with a value of $876,000 based on the market price of the Company’s common stock of $3.65 per share on the date of grant.

●	957 shares of common stock to round fractional shares that would have been issued pursuant to the reverse stock split to the next highest whole share as a result of the Company’s 1-for-10 reverse stock split of our common stock, effective February 1, 2021. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next whole share amount.

●	7,500 shares of common stock issued upon the exercise of stock options. The Company received the exercise price of $12,000 in cash.

●	100,000 restricted shares of common stock under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets. The fair value of the shares were $375,000 based on the market value of the Company’s stock on the date of grant.

●	9,913 shares of common stock under the Company’s 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289) for payment of legal services valued at $37,172.

●	2,388,050 shares of common stock, to accredited investors, under the terms and conditions of a Securities Purchase Agreement, dated April 9, 2021, in a registered direct offering for an agreed upon purchase price of $3.35 per share. The Company incurred offering cost of $764,388 associated with this offering. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective on March 22, 2021. The shares were issued on April 13. 2021.

●	189,796 restricted shares of common stock as consideration for a Share Exchange Agreement with the securities exchange valued at $430,837, or $2.27 per share. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 24, 2021.

●	120,787 shares of common stock under the Company’s 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289) to three members of the Company’s Medical Advisory Board for payment of services valued at $215,000.

During the fiscal year ended August 31, 2020, the Company issued:

●	800,000 restricted shares of common stock as consideration for the Intellectual Property Asset Purchase Agreement with a value of $5,248,000 based on the closing share price of $6.56 on the Agreement date of execution.

●	96,558 restricted shares of common stock as consideration for the License Agreement Amendment No. 1 with a value of $386,231 based on the closing share price of $4.00 on the execution date of the Agreement Amendment No. 1.

●	15,091 restricted shares of common stock as consideration for payment in full of a related party loan debt with a value of CAD$304,321 (approximately $226,363 as of July 21, 2020) based on a per share price of $15.00.

●	100,000 restricted shares of common stock as consideration for general financial advisory, investment banking and digital marketing services valued at $340,000, The fair value was determined based on the market price of the Company’s common stock on the date of issuance.

●	50,000 S-8 shares from the Company’s 2018 Incentive Plan to an independent contractor as consideration for professional management consulting service valued at $250,000, The fair value was determined based on the market price of the Company’s common stock on the date of issuance.

●	35,437 restricted shares of common stock for cash proceeds of $113,399.

Common Stock to be Issued

In connection with the acquisition of Acenzia (See Note 15), the Company is obligated to issue 3,622,199 shares of the Company’s common stock.

Stock Options and Warrants

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2021 and 2020, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2021, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of August 31, 2021, the 2021 Plan has 4,369,300 shares available for award.

The following is a summary of stock option/warrant activity:

			Weighted
		Weighted	Average
	Options/	Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2019	1,009,500	3.00	3.58	$1,141,500
Granted	775,000	3.00
Forfeited	-
Exercised	-
Outstanding, August 31, 2020	1,784,500	2.20	4.09	$3,173,800
Granted	2,460,650	3.36
Forfeited	-
Exercised	(7,500)	1.60
Outstanding, August 31, 2021	4,237,650	2.89	4.26	$218,240
Exercisable, August 31, 2021	4,207,400	$2.88	4.25	$218,240

The exercise price for options/warrants outstanding at August 31, 2021:

Outstanding		Exercisable
Number of		Number of
Options/	Exercise	Options/	Exercise
Warrants	Price	Warrants	Price
997,000	$1.60	997,000	$1.60
775,000	3.00	775,000	3.00
2,388,050	3.35	2,388,050	3.35
72,600	3.80	42,350	3.80
5,000	5.00	5,000	5.00
4,237,650		4,207,400

For options granted during fiscal year ended August 31, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.76, and the weighted-average exercise price of such options was $3.80. No options were granted during fiscal year ended August 31, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

For options granted during the fiscal year ended August 31, 2020 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.92 and the weighted-average exercise price of such options/warrants was $3.00. No options were granted during the fiscal year ended August 31, 2020 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $155,496 and $2,265,211 during the years ended August 31, 2021 and 2020, respectively. At August 31, 2021, the unamortized stock option expense was $111,068, which will be amortized to expense through January 2022.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows:

	Years Ended August 31,
	2021	2020

Risk-free interest rate	0.42%	0.21%
Expected life of the options	2.5 years	2.5 years
Expected volatility	268%	281%
Expected dividend yield	0%	0%

During the year ended August 31, 2020, the Company re-priced the exercise price of 449,500 options to $1.60 and extended the expiration date of 437,000 options by two years. The change in fair value between the options using the original terms and the options using the new expiration dates and exercise prices was $62,822 which has been recorded as expense in the accompanying consolidated statements of operations and comprehensive loss.

Note 14 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2021 and 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the year ended August 31, 2021 and 2020 were $nil.

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2021
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(1,102,559)		$(3,359,588)		$(4,462,147)

Expected income tax benefit	(292,178)	-26.5%	(907,089)	-27.0%	(1,199,267)
Stock based compensation	-	0.0%	278,281	8.3%	278,281
Change in valuation allowance	292,178	26.5%	628,808	18.7%	920,986
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2020
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(232,991)		$(4,682,163)		$(4,915,154)

Expected income tax benefit	(61,743)	-26.5%	(1,264,184)	-27.0%	(1,325,927)
Stock based compensation	-	0.0%	787,869	16.8%	787,869
Change in valuation allowance	61,743	26.5%	476,315	10.2%	538,058
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2021 and 2020, the significant components of the deferred tax asset and liability are summarized below:

	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$4,168,876	$2,913,805
Total deferred tax asset	4,168,876	2,913,805
Less: valuation allowance	(4,168,876)	(2,913,805)
Total deferred tax asset	-	-
Deferred tax liability:
Intangible assets	(1,500,372)	-
Total deferred tax liability	(1,500,372)	-
Net deferred tax liability	$(1,500,372)	$-

The valuation allowance for the years ended August 31, 2021 and 2020 increased by $1,255,071 and $787,060, respectively. The increase in 2021 and 2020 was the result of the Company generating additional net operating losses.

The Company has recorded as of August 31, 2021 and 2020 a valuation allowance of $4,168,876 and $2,913,805, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2021 and 2020.

As of August 31, 2021, the Company has net operating loss carry-forward of approximately $5,577,000 and $5,643,000 in the United States and Canada, respectively that begin to expire in 2030. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2020, 2019 and 2018 tax years are still subject to audit in the U.S. and reassessment in Canada.

Note 15 – Acquisitions

Acquisition of Assets

On December 11, 2020, the Company entered into that certain Asset Purchase Agreement by and between the Company and 2794512 Ontario Inc. (the “Seller”) (the “2794512 APA”), pursuant to which the Company agreed to purchase, and Seller agreed to sell, generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications. Pursuant to the terms of the 2794512 APA, the purchase price is $876,000. As consideration for payment of the 2794512 APA, the Company issued 240,000 restricted shares of common stock based on the 30-day trading average of $3.65. The shares were issued on December 15, 2020.

Acquisition of Businesses

On May 24, 2021, the Company’s acquired PRO-DIP, LLC, to complement several of the Company’s growth initiatives (i) to build a health science related IP portfolio, and (ii) deliver wellness and preventative healthcare products to the marketplace. This acquisition was considered an acquisition of a business under ASC 805. From the period from the acquisition date to August 31, 2021, PRO-DIP LLC had revenues of $1,172 and a net loss of $106,706.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. On October 22, 2021, the parties (i) set the final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, at a value of $14,162,795, and (ii) agreed to the issuance of that number of NHL Exchangeable Shares (as defined in the ACZ SEA) exchangeable into 3,622,199 restricted shares of Company common stock at an agreed upon price of $3.91 allotted for the ACZ Shareholders as provided for in the ACZ SEA. The price of the Company’s common stock on the closing date was $2.55; therefore the purchase price for accounting purposes was $9,236,607. The Company acquired Acenzia to complement several of the Company’s growth initiatives (i) to build a health science related IP portfolio, and (ii). acquire ownership interest in licensed and certified manufacturing and packaging facilities of health and wellness related products. This acquisition was considered an acquisition of a business under ASC 805. From the period from the acquisition date to August 31, 2021, Acenzia had revenues of $446,390 and a net loss of $549,666.

A summary of the purchase price allocation for Acenzia and PRO-DIP at fair value is below.

	Acenzia	PRO-DIP
Cash and cash equivalents	$3,738,171	$-
Accounts receivable	808,165	-
Inventory	195,518	9,050
Prepaid expenses and other current assets	3,594	-
Property and equipment	5,687,988	16,355
Intangible assets	6,227,000	455,752
Goodwill	8,726,949	-
Accounts payable and accrued expenses	(1,845,114)	-
Due to related party	(185,614)	-
Note payable	(12,534,593)	(40,320)
Deferred tax liability	(1,536,000)	-
Lease obligation	(49,457)	-
Purchase price	$9,236,607	$440,837

The purchase price was paid as follows:

	Acenzia	PRO-DIP
Cash	$-	$10,000
Issuance of common stock	-	430,837
Common stock to be issued	9,236,607	-
	$9,236,607	$440,837

The following are the unaudited pro forma results of operations for the years ended August 31, 2021 and 2020, as if Acenzia and PRO-DIP had been acquired on September 1, 2019. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Years Ended August 31,
	2021	2020
Sales	$12,860,406	$14,047,859
Cost of goods sold	8,231,486	8,420,513
Gross profit	4,628,920	5,627,346
Operating expenses	10,285,972	14,091,463
Loss from operations	(5,657,052)	(8,464,117)
Net loss	(6,335,783)	(9,421,409)
Loss per share	(0.22)	(0.35)

Note 16 – Commitments and Contingencies

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

Note 17 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product manufacturing and development.

The following tables summarize the Company’s segment information for the years ended August 31, 2021 and 2020:

	Years Ended August 31,
	2021	2020

Sales
Healthcare services	$8,857,693	$7,860,567
Product manufacturing and development	447,562	-
Corporate	-	-
	$9,305,255	$7,860,567

Gross profit
Healthcare services	$3,694,512	$3,058,372
Product manufacturing and development	128,486	-
Corporate	-	-
	$3,822,998	$3,058,372

Income (loss) from operations
Healthcare services	$(516,437)	$442,656
Product manufacturing and development	(580,523)	-
Corporate	(3,276,559)	(4,705,254)
	$(4,373,519)	$(4,262,598)

Depreciation and amortization
Healthcare services	$91,978	$75,726
Product manufacturing and development	203,459	-
Corporate	1,428,685	1,369,350
	$1,724,122	$1,445,076

Capital expenditures
Healthcare services	$216,284	$12,110
Product manufacturing and development	39,665	-
Corporate	-	-
	$255,949	$12,110

Interest expenses
Healthcare services	$89,154	$156,662
Product manufacturing and development	75,849	-
Corporate	-	-
	$165,003	$156,662

Net loss
Healthcare services	$(552,893)	$(232,991)
Product manufacturing and development	(656,372)	-
Corporate	(3,252,882)	(4,682,163)
	$(4,462,147)	$(4,915,154)

	As of August 31,
	2021	2020
Total assets
Healthcare services	$7,318,888	$7,607,820
Product manufacturing and development	21,427,285	-
Corporate	33,212,108	27,782,798
	$61,958,281	$35,390,618

Accounts receivable
Healthcare services	$953,919	$1,732,432
Product manufacturing and development	514,510	-
Corporate	-	-
	$1,468,429	$1,732,432
Intangible assets
Healthcare services	$-	$-
Product manufacturing and development	6,365,705	-
Corporate	26,070,763	26,623,448
	$32,436,468	$26,623,448

Goodwill
Healthcare services	$557,357	$636,942
Product manufacturing and development	8,524,522	-
Corporate	-	-
	$9,081,879	$636,942

All of the property and equipment except for $16,355 is held in Canada.

Note 18 – Subsequent Events

2021 Plan Option Grant

On October 1, 2021, the Company granted 48,000 options under the 2021 Plan at an exercise price of $1.87 per share. The options fully vested on the date of grant and expire on October 1, 2026.

MiTelemed+

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech.

Terragenx Share Exchange

On November 17, 2021, the Company and NHL, a wholly owned subsidiary of the Company, entered into that certain Share Exchange Agreement (the “Terra SEA”), dated as of November 17, 2021, by and among the Company, NHL, Terragenx Inc. (“Terra”), TMS Inc. (“TMS”), Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (“COHV” and collectively with TMS, Mr. Mullins and Mr. Fournier, the “Terra Shareholders”). Collectively, the Terra Shareholders owned 91% of the outstanding shares of Terra (the “Terra Purchased Shares”).

Pursuant to the terms of the Terra SEA, NHL agreed to purchase from the Terra Shareholders, and the Terra Shareholders agreed to sell to NHL, the Terra Purchased Shares on the closing date, in exchange for payment by NHL of the purchase price (the “Purchase Price”) of CAD$500,000 (approximately $398,050) (the “Exchange”). The Purchase Price was to be paid with the issuance, by NHL to the Terra Shareholders, of certain non-voting NHL special shares exchangeable into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). The total shares of Company common stock allotted in favor of the Terra Shareholders was calculated at a per share price of $3.35.

The Exchange closed on November 17, 2021. At the closing of the Exchange, (i) the Terra Shareholders transferred to NHL a total of 910 shares of Terra common stock, representing 91% of Terra’s outstanding shares, and (ii) a total of 100 NHL Exchangeable Shares were issued to the Terra Shareholders, which NHL Exchangeable Shares are exchangeable into a total of 118,821 restricted shares of the Company’s common stock. As a result of the Exchange, NHL has 91% ownership of Terra and full control of the Terra business.

Mullins Asset Purchase Agreement

On November 17, 2021, the Company entered into that certain Asset Purchase Agreement (the “Mullins APA”), dated as of November 17, 2021, by and between the Company and Terence Mullins. Pursuant to the terms of the Mullins APA, Mr. Mullins agreed to sell, and the Company agreed to purchase, all of Mr. Mullins’ right, title and interest in and to certain assets (the “Mullins IP Assets”), in exchange for a purchase price of CAD$2,500,000 (approximately $1,990,250) which is to be paid as follows:

(a)	CAD$2,000,000 (approximately $1,592,200) is to be issued or allotted to Mr. Mullins only after patent-pending status, in the U.S. or internationally, is designated for all Mullins IP Assets (the “Mullins IP Assets CAD$2m Shares”), as either restricted shares of Company common stock or NHL Exchangeable Shares, as determined by Mr. Mullins. Once issued or allotted, the Mullins IP Assets CAD $2m Shares will be held in escrow pending registration and approval for all Mullins IP Assets, and

(b)	CAD$500,000 (approximately $398,050) is to be issued in the form of 118,821 restricted shares of Company common stock, free and clear of all liens, pledges, encumbrances, charges, or known claims of any kind, nature, or description, upon closing of the Mullins APA

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

Jefferson Street Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock, as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

Pursuant to the terms of the Jefferson SPA, on November 17, 2021, Terra issued to Jefferson a secured convertible promissory note (the “Jefferson Note”) with a maturity date of May 17, 2022 (the “Maturity Date”), in the principal amount of $937,500. The Company acted as guarantor on the Jefferson Note. Pursuant to the terms of the Jefferson Note, Terra agreed to pay to Jefferson $937,500 (the “Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum.

Any amount of principal, interest or other amount due on the Jefferson Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (b) the maximum rate allowed by law.

Jefferson may, at any time, convert all or any portion of the then outstanding and unpaid principal amount and interest into shares of the Company’s common stock at a conversion price of $3.35 per share. The Jefferson Note has a 4.99% equity blocker; provided, however, that the 4.99% equity blocker may be waived (up to 9.99%) by Jefferson, at Jefferson’s election, on not less than 61 days’ prior notice to the Company.

On November 17, 2021, Jefferson paid the Jefferson Purchase Price of $750,000 in exchange for the Jefferson Note. Terra intends to use the proceeds for the acquisition of the Mullins IP and thereafter for working capital and other general purposes.

Terra may prepay the Jefferson Note at any time in accordance with the terms of the Jefferson Note.

Except as related to the next transaction after the issue date of the Jefferson Note conducted on the Company’s behalf by the Maxim Group LLC, Terra and the Company agreed to pay to Jefferson on an accelerated basis, any outstanding Principal Amount of the Jefferson Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Jefferson’s discretion, it being acknowledged and agreed by Jefferson that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

●	At Jefferson’s option, 15% of the net cash proceeds of any future financings by the Company, Terra or any subsidiary, whether debt or equity, or any other financing proceeds such as cash advances, royalties or earn-out payments.
●	All net proceeds from any sale of assets of the Company, Terra or any subsidiaries other than sales of inventory in the ordinary course of business or receipt by the Company or any subsidiaries of any tax credits or collections pursuant to any settlement or judgement.
●	Net proceeds resulting from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

Jefferson Street Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Jefferson SPA, the Company issued to Jefferson a common stock purchase warrant (the “Jefferson Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Jefferson Warrant is, subject to adjustment as described therein, $3.35. The Jefferson Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

Platinum Point Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terra entered into that certain securities purchase agreement (the “Platinum SPA”), dated as of November 17, 2021, by and among the Company, Terra and Platinum Point Capital LLC (“Platinum”). Pursuant to the terms of the Platinum SPA, (i) the Company agreed to issue and sell to Platinum the Platinum Note (as hereinafter defined); (ii) the Company agreed to issue to Platinum the Platinum Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Platinum 1,000,000 restricted shares of the Company common stock, as collateral on the Platinum Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Platinum Note; and (iv) Platinum agreed to pay to the Company $750,000 (the “Platinum Purchase Price”).

Pursuant to the terms of the Platinum SPA, on November 17, 2021, Terra issued to Platinum a secured convertible promissory note (the “Platinum Note”) with a maturity date of May 17, 2022 (the “Maturity Date”), in the principal amount of $937,500. The Company acted as guarantor on the Platinum Note. Pursuant to the terms of the Platinum Note, Terra agreed to pay to Platinum $937,500 (the “Platinum Principal Amount”), with a purchase price of $750,000 plus an original issue discount in the amount of $187,500 (the “OID”), and to pay interest on the Principal Amount at the rate of 1% per annum.

Any amount of principal, interest or other amount due on the Platinum Note that is not paid when due will bear interest at the rate of the lesser of (i) 12%, or (b) the maximum rate allowed by law.

Platinum may, at any time, convert all or any portion of the then outstanding and unpaid principal amount and interest into shares of the Company’s common stock at a conversion price of $3.35 per share. The Platinum Note has a 4.99% equity blocker; provided, however, that the 4.99% equity blocker may be waived (up to 9.99%) by Platinum, at Platinum’s election, on not less than 61 days’ prior notice to the Company.

On November 17, 2021, Platinum paid the Platinum Purchase Price of $750,000 in exchange for the Platinum Note. Terra intends to use the proceeds for the acquisition of the Mullins IP and thereafter for working capital and other general purposes.

Terra may prepay the Platinum Note at any time in accordance with the terms of the Platinum Note.

Except as related to the next transaction after the issue date of the Platinum Note conducted on the Company’s behalf by the Maxim Group LLC, Terra and the Company agreed to pay to Platinum on an accelerated basis, any outstanding Principal Amount of the Platinum Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Platinum’s discretion, it being acknowledged and agreed by Platinum that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

●	At Platinum’s option, 15% of the net cash proceeds of any future financings by the Company, Terra or any subsidiary, whether debt or equity, or any other financing proceeds such as cash advances, royalties or earn-out payments.
●	All net proceeds from any sale of assets of the Company, Terra or any subsidiaries other than sales of inventory in the ordinary course of business or receipt by the Company or any subsidiaries of any tax credits or collections pursuant to any settlement or judgement.
●	Net proceeds resulting from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

Platinum Point Capital Common Stock Purchase Warrant

Also on November 17, 2021, pursuant to the terms of the Platinum SPA, the Company issued to Platinum a common stock purchase warrant (the “Platinum Warrant”) for the purchase of 111,940 shares of the Company’s common stock. The per share exercise price under the Platinum Warrant is, subject to adjustment as described therein, $3.35. The Platinum Warrant is exercisable during the period commencing on November 17, 2021 and ending at 5:00 p.m., New York City time, on November 17, 2024.

December 2021 Registered Direct Offering

On December 14, 2021, the Company entered into a Securities Purchase Agreement with an accredited institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue to the Purchaser and the Purchaser agreed to purchase (the “Purchase”), in a registered direct offering, (i) $16,666,666 aggregate principal amount of the Company’s senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions (the “Notes”); and (ii) warrants to purchase up to 5,833,334 shares of the Company’s common stock (the “Warrants”). The securities, including up to 68,557,248 shares of common stock issuable upon conversion under the Notes and up to 5,833,334 shares of common stock issuable upon exercise of the Warrants, are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021. The Purchase closed on December 14, 2021.

The Notes have an original issue discount of 10%, resulting in gross proceeds to the Company of $15,000,000. The Notes bear interest of 5% per annum and mature on June 14, 2023, unless earlier converted or redeemed, subject to the right of the Purchaser to extend the date under certain circumstances. The Company will make monthly payments on the first business day of each month commencing on the calendar month immediately following the sixth month anniversary of the issuance of the Notes through June 14, 2023, the maturity date, consisting of an amortizing portion of the principal of each Note equal to $1,388,888 and accrued and unpaid interest and late charges on the Notes. All amounts due under the Notes are convertible at any time, in whole or in part, at the holder’s option, into common stock at the initial conversion price of $2.00, which conversion price is subject to certain adjustments; provided, however, that the Notes have a 9.99% equity blocker. If an event of default occurs, the holder may convert all, or any part, of the principal amount of a Note and all accrued and unpaid interest and late charge at an alternate conversion price, as described in the Notes. Subject to certain conditions, the Company has the right to redeem all, but not less than all, of the remaining principal amount of the Notes and all accrued and unpaid interest and late charges in cash at a price equal to 135% of the amount being redeemed.

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth year anniversary of December 14, 2021, the initial issuance date of the Warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2021. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2021 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	53	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	62	Chief Operating Officer, President, and Director of Novo Integrated Sciences, Inc.

James Zsebok	55	Principal Financial Officer of Novo Integrated Sciences, Inc.

Pierre Dalcourt	51	Director of Novo Integrated Sciences, Inc.

Alex Flesias	47	Director of Novo Integrated Sciences, Inc.

Michael Gaynor	55	Secretary and Director of Novo Integrated Sciences, Inc. and Executive Vice-President, Clinical Operations of Novo Healthnet Limited

Robert Oliva	58	Director of Novo Integrated Sciences, Inc.

Michael Pope	41	Director of Novo Integrated Sciences, Inc.

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

On June 1, 2012, the Financial Services Commission of Ontario entered a cease-and-desist order against Mr. Mattacchione and a company with which Mr. Mattacchione was affiliated. Pursuant to the order, Mr. Mattacchione was required to cease and desist from making and/or publishing any statements to the effect that an affiliate of Mr. Mattacchione can arrange for, secure or facilitate insurance coverage until a contract or insurance providing for such coverage has been put in place in compliance with applicable laws and regulations. The order does not prohibit Mr. Mattacchione or his affiliate from conducting business, or continuing in business or other operations, but requires that a specific contract be put in place prior to proceeding with certain marketing. Following a hearing, the Superintendent did not impose penalties or make any findings of wrongdoing against Mr. Mattacchione. Mr. Mattacchione asserted that he had not approved any marketing for release and when he saw that the same had been distributed, immediately required that it cease, even prior to the Superintendent’s action.

Mr. Christopher M. David. In August 2014, Mr. David was appointed as the Company’s Secretary, Treasurer and Board Director. In May 2015, Mr. David was appointed as the Company’s President and resigned as the Company’s Secretary and Treasurer. In June 2021, Mr. David was appointed as the Company’s Chief Operating Officer.

Mr. David brings knowledge and experience based on his past 25 years as a private investor in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, biotech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 6 years prior to assuming his duties as the Company’s Secretary, Treasurer and Board Director in August 2014.

Mr. David does not hold, and has not previously held, any directorships in any reporting companies. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David is a 1989 graduate of University of Washington with a B.A. degree in Political Science.

Mr. James Zsebok. Mr. Zsebok has served as the Company’s Principal Financial Officer since June 2021 managing all accounting and finance functions. In addition, Mr. Zsebok serves as NHL’s Vice-President, Finance. Mr. Zsebok brings over 29 years of corporate finance and operational experience, including a 16-year tenure, from 1998 to 2014, holding the position of CFO, Director of Mergers and Acquisitions, and Treasurer at Flex-N-Gate, a provider of parts and systems for the automotive industry. From 1988 to 1998, Mr. Zsebok held various accounting and finance related positions at Imperial Chemical Industries, Siemens Automotive, Cardon, PLC, and TRIAM Automotive, Inc. In 2014, Mr. Zsebok founded RTZ Consulting Group, which provides fractional CFO services, as well as M&A and debt-equity advisory services.

Mr. Zsebok does not hold, and has not previously held, any directorships in any reporting companies. In 1988, Mr. Zsebok graduated with a B.A., Economics (Honors) from Trent University in Peterborough, Canada.

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

Alex Flesias, B.A., LLB has been a partner at Hammond Flesias Law Firm in Toronto, Canada since 2007. Mr. Flesias manages a general commercial litigation practice with a strong focus on construction and real estate related matters. He has extensive experience litigating complex disputes involving financial institutions, as well as landlord-tenant matters. In 1997, Mr. Flesias graduated with an Honours Bachelor of Arts Degree in Political Science and History from the University of Toronto, followed by earning his Master of Arts degree in Political Science at York University in 1998. Mr. Flesias obtained his LLB from Osgoode Hall Law School in 2000. As a lawyer with vast exposure to the business world, Mr. Flesias provides the Company with a unique diversity of thought and background integral to making well informed decisions and judgments.

Mr. Michael J. Gaynor, BScPT, FCAMPT. Since May 2017, Mr. Gaynor has served as the Company’s Secretary and a member of the Company’s Board of Directors. From May 2017 to March 2018, Mr. Gaynor served as the Company’s Treasurer. Mr. Gaynor is a co-founder of Novo Healthnet Limited which was established in September 2013 and acquired by the Company in May 2017. Currently, Mr. Gaynor is Executive Vice-President, Clinical Operations for NHL.

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

Robert Oliva is the owner of Toronto based Venture Metal Works, a leading mid-market enterprise which specializes in architectural and structural steel design, fabrication and manufacturing for the construction industry throughout Canada. Prior to founding Venture Metal Works in 2011, for 28 years Mr. Oliva worked for, and ultimately became the owner of, Tor Steel Company Limited, which provided architectural and structural steel products for the Canadian based construction industry. For over 39 years, Mr. Oliva has developed proven expertise in delivering system and operational efficiency while managing aggressive, yet sustainable growth. As a successful business owner, he brings the Company a wealth of knowledge in areas related to implementing efficient operational strategy, developing system processes, supply-chain management and sales. Mr. Oliva’s proven business development success provides the Company with the ability to determine the optimal balance of both present activity and future vision and its direct impact on the Company’s strategic direction and priorities.

Michael Pope serves as the CEO and Chairman at Boxlight Corporation (Nasdaq: BOXL), a global provider of interactive technology solutions, where he has been an executive since July 2015 and director since September 2014. Mr. Pope has led Boxlight through nine acquisitions from 2016 to 2020, a Nasdaq IPO in November 2017, and over $100 million in debt and equity fundraising. He previously served as Managing Director at Vert Capital, a private equity and advisory firm from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq:ADBE) in 2009) and Assurance Associate at Grant Thornton. He holds an active CPA license and serves on the boards of various organizations. Mr. Pope has served as a member of the board of directors of Focus Universal, Inc. (OTCQB: FCUV) (“Focus Universal”) since June 2018. Focus Universal is a universal smart instrument developer and manufacturer specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. In addition, Mr. Pope served as a director of DS Healthcare Group, Inc. (“DS Healthcare”), a developer of proprietary technologies and products for hair care and personal care needs, from April 2015 to April 2016. DS Healthcare was previously registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Our Board believes Mr. Pope’s broad and extensive finance and operations experience uniquely position him to provide a wide array of insight and knowledge as the Company pursues its next phase of growth and expansion.

Involvement in Certain Legal Proceedings

Except as otherwise provided above as to Robert Mattacchione, no director, executive officer, significant employee or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of seven directors.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Pope, Oliva and Flesias do not have a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq, and (ii) Messrs. Mattacchione, David, Dalcourt, Gaynor are not independent directors.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Mattacchione. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our compensation committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Board Committees

Our Board of Directors has established three standing committees—the audit committee, compensation committee, and nominating and corporate governance committee—each of which operates under a charter that has been approved by our Board of Directors. We have appointed persons to the Board of Directors and committees of the Board as required meeting the corporate governance requirements of the Nasdaq Listing Rules.

Audit Committee

On January 26, 2021, the Board established an Audit Committee and named each of Messrs. Pope, Oliva and Flesias, each of whom is an independent director under the Nasdaq listing rules, as members of the Audit Committee. Mr. Pope serves as Chairman of the Audit Committee. Mr. Pope satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the Nasdaq listing rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

Our audit committee is responsible for, among other things:

●	To oversee our accounting and financial reporting and disclosure processes and the audit of our financial statements.
●	To select and retain an independent registered public accounting firm to act as our independent auditors.
●	To review with management, the internal audit department and our independent auditors the adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures, including any significant deficiencies or material weaknesses.
●	To review and discuss with our independent auditors and management our annual audited financial statements (including the related notes), the form of audit opinion to be issued by the auditors on the financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in our annual report on Form 10-K.
●	To review and approve the functions of our accounting department and approve the hiring or dismissal of the Chief Financial Officer, or such person as may, from time to time, be delegated such internal audit function by the Board.
●	To review and discuss with management policies and guidelines to govern the process by which management assesses and manages our risks.
●	To establish and oversee procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.
●	To review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations.
●	To meet at least four times a year to fulfill its responsibilities.
●	To review the audit committee charter at least annually and recommend any proposed changes to the Board for approval.

Compensation Committee

On May 5, 2021, our Board formed a Compensation Committee and named each of Messrs. Flesias, Oliva and Gaynor to serve as members thereof. Mr. Oliva serves as Chair of the Compensation Committee.

Upon initially listing with Nasdaq, we qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held indirectly by Mr. Mattacchione, our Chief Executive Officer and Chairman of the Board. Subsequent to our registered direct offering that closed on April 13, 2021, we ceased to be a controlled company as Mr. Mattacchione no longer owned 50% or more of our voting power. The Nasdaq rules provide, among other things, that a company that has ceased to be a controlled company is permitted to phase-in its independent nominating and compensation committees as follows: (1) one member must satisfy the independence requirement at the time the company ceases to be a controlled company; (2) a majority of members must satisfy the independence requirement within 90 days of the company ceasing to be a controlled company; and (3) all members must satisfy the independence requirement within one year of the company ceasing to be a controlled company. Messrs. Flesias and Oliva qualify as independent directors. Mr. Gaynor is not an independent director. In order to comply with Nasdaq rules, we expect to replace Mr. Gaynor as a member of the Compensation Committee with an independent director within one year of Novo ceasing to be a controlled company.

Our compensation committee will assist our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the Chief Executive Officer and to approve the compensation of all other executive officers.
●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.
●	To review our incentive compensation arrangements.
●	To review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes.
●	To review director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.
●	To meet at least two times a year.
●	To review the compensation committee charter at least annually and recommend any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

On May 5, 2021, the Board formed a Nominating and Corporate Governance Committee and named each of Messrs. Flesias, Oliva and David to serve as members thereof. Mr. Flesias serves as Chair of the Nominating and Corporate Governance Committee.

Messrs. Flesias and Oliva qualify as independent directors. Mr. David is not an independent director. In order to comply with Nasdaq rules, we expect to replace Mr. David as a member of the Nominating and Corporate Governance Committee with an independent director within one year of Novo ceasing to be a controlled company.

Our nominating and corporate governance committee is responsible for, among other things:

●	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.
●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.
●	To review the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen.
●	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with us that would impair its independence.
●	To review and discuss with management the disclosure regarding the operations of the nominating and corporate governance committee and director independence, and to recommend that this disclosure be included in our proxy statement or annual report on Form 10-K, as applicable.
●	To monitor compliance with our Code of Ethics and Business Conduct (the “Code of Ethics”), to investigate any alleged breach or violation of the Code of Ethics and to enforce the provisions of the Code of Ethics.
●	To meet at least two times a year.
●	To review the nominating and corporate governance committee charter at least annually and recommend any proposed changes to the Board for approval

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board, the non-management directors, a particular committee or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Novo Integrated Sciences, Inc. Board of Directors

c/o Novo Integrated Sciences, Inc.

Attention: Corporate Secretary

11120 NE 2nd Street, Suite 100

Bellevue, WA 98004

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the non-management directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;
●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or a particular committee or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

Recommending Director Candidates for Nomination by the Board

The Board will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a director candidate for nomination by the Board at an annual meeting of stockholders or for vacancies of the Board that arise between annual meetings must provide the Board with sufficient written documentation to permit a determination by the Board whether such candidate meets the required and desired director selection criteria set forth in our bylaws. Such documentation and the name of the director candidate should be sent by U.S. mail to:

Novo Integrated Sciences, Inc. Board of Directors

c/o Novo Integrated Sciences, Inc.

Attention: Corporate Secretary

11120 NE 2nd Street, Suite 100

Bellevue, WA 98004

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaw.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by shareholders. The nominating and corporate governance committee will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The nominating and corporate governance committee initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the committee. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the nominating and corporate governance committee considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. A member of the nominating and corporate governance committee will contact, for further review, those candidates who the committee believes are qualified, who may fulfill a specific Board need and who would otherwise best make a contribution to the Board. The nominating and corporate governance committee is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the committee learns during this process, it determines which nominee(s) to submit for election. The committee uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The nominating and corporate governance committee is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended August 31, 2021 to identify or screen potential director candidates. The nominating and corporate governance committee will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David (together, our “Named Executive Officers”).

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Robert Mattacchione	2021	$46,500	$0	$0	$0		$0	$46,500
Chief Executive Officer	2020	$0	$0	$0	$0		$0	$0

Christopher David	2021	$114,7500	$0	$0	$0		$0	$114,750
COO-President	2020	$96,000	$0	$0	$1,680,640	(1)	$0	$1,776,640

(1)	Represents the aggregate grant date fair value of an option to purchase 575,000 shares of common stock. The option was fully vested at grant, has a 5-year term and has an exercise price of $3.00 per share. See Note 13 to our audited financial statements included herein for assumptions used to determine the aggregate grant date fair value of the stock option.

On December 29, 2017, the Company granted Mr. David a 5-year option to purchase 200,000 restricted shares of the Company’s common stock at an exercise price of $4.20 per share. On April 30, 2020, the exercise price for Mr. David’s options was re-priced to $1.60 and the expiration date of Mr. David’s 200,000 options was extended to December 29, 2024.

Robert Mattacchione

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione will provide services to the Company (“GPE”). Mr. Mattacchione serves as the Company’s Chairman of the Board and Chief Executive Officer, and is the Company’s majority stockholder. Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione will continue to serve as the Company’s Chief Executive Officer. Mr. Mattacchione also continues to serve as Chairman of the Board. In consideration thereof, the Company agreed to (i) pay Mr. Mattacchione an annual base salary of $186,000, (ii) pay Mr. Mattacchione a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of positive net income (“PNI”), and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. Mattacchione made within 45 days of the close of the quarter, and (iii) pay Mr. Mattacchione bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the June 2021 Mattacchione Agreement, with the following milestone bonus parameters:

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

The June 2021 Mattacchione Agreement supersedes all prior compensation arrangements between the Company and Mr. Mattacchione.

The Company will be deemed to be in default under the June 2021 Mattacchione Agreement upon the occurrence of any of the following events:

(a)	if the Company shall become insolvent, or bankrupt, or subject to the provisions of the U.S. Bankruptcy Code, or shall go into liquidation, either voluntarily or under an order of a Court of competent jurisdiction, or shall make a general assignment for the benefit of its creditors, or otherwise acknowledge its insolvency; or

(b)	if a liquidator or liquidators or receiver or receivers or a trustee or trustees in bankruptcy, be appointed to the Company, or if its secured creditors take possession of the property of the Company or any substantial or essential part thereof in the sole determination of Mr. Mattacchione; or

(c)	if the Company fails, refuses or neglects to promptly pay any monies owing to Mr. Mattacchione when due under the June 2021 Mattacchione Agreement.

Mr. Mattacchione will be deemed to be in default under the June 2021 Mattacchione Agreement upon the occurrence of any of the following events:

(a)	if Mr. Mattacchione fails, refuses or neglects to promptly perform any material obligations owing to the Company when due under the June 2021 Mattacchione Agreement, and such failure in performance shall continue for 10 business days following notice from the Company unless Mr. Mattacchione shall have commenced within the 10 days following notice and is continuing acceptable measures to remedy the said failure in performance.

(b)	If the performance of Mr. Mattacchione is not to minimum standards as expected by the Board of Directors of the Company.

The term of the June 2021 Mattacchione Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. Mattacchione mutually agree.

Mr. Mattacchione may terminate the June 2021 Mattacchione Agreement at any time, upon 90 days’ written notice to the Company, and receive (i) additional compensation equal to $1,500,000 in restricted shares of the Company’s common stock as consideration for the previous tenure of unpaid service filling the roles and responsibilities as the Company’s Chief Executive Officer since October 17, 2018, and (ii) any other compensation earned within the June 2021 Mattacchione Agreement.

Notwithstanding anything in the June 2021 Mattacchione Agreement to the contrary, the Company may terminate Mr. Mattacchione’s service for cause for any one of the following reasons: (i) conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed, (ii) commission of any act of theft, fraud, dishonesty, or falsification of any Company records, (iii) improper disclosure of the Company’s confidential or proprietary information, (iv) any action by Mr. Mattacchione which has a detrimental effect on the Company’s reputation or business, (v) Mr. Mattacchione’s failure or inability to perform any reasonable assigned duties after written notice from the Company thereof, and a reasonable opportunity to cure, such failure or inability, (vi) any breach of the June 2021 Mattacchione Agreement, which breach is not cured within 15 days following written notice of such breach, (vii) a course of conduct amounting to gross incompetence, (viii) chronic and unexcused absenteeism, (ix) unlawful appropriation of a corporate opportunity, or (x) misconduct in connection with the performance of any of Mr. Mattacchione’s duties, including, without limitation, misappropriation of funds or property of the Company, securing or attempting to secure personally any profit in connection with any transaction entered into on behalf of the Company, misrepresentation to the Company, or any violation of law or regulations on Company premises or to which the Company is subject. Upon termination of Mr. Mattacchione’s services with the Company for cause, the Company shall be under no further obligation to Mr. Mattacchione, except to pay all accrued but unpaid renumeration.

The Company may terminate Mr. Mattacchione’s services at any time without cause; provided, however, that Mr. Mattacchione will be entitled to severance pay in the amount of three years renumeration and certain additional compensation as identified in the June 2021 Mattacchione Agreement, but if, and only if, Mr. Mattacchione executes a valid and comprehensive release of any and all claims that Mr. Mattacchione may have against the Company in a form provided by the Company and Mr. Mattacchione executes such form within 30 days of tender.

Christopher David

On November 30, 2018, the Company entered into an employment agreement (the “November 2018 Agreement”) with Mr. David, effective December 1, 2018. Pursuant to the terms of the November 2018 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to pay Mr. David a monthly salary of $8,000. The November 2018 Agreement terminated on July 31, 2019 pursuant to its terms; however, the parties continued to perform pursuant to the same terms until August 6, 2020.

On August 6, 2020, the Company entered into an employment agreement (the “August 2020 Agreement”) with Mr. David, effective August 5, 2020. Pursuant to the terms of the August 2020 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 575,000 shares of the Company’s restricted common stock at an exercise price of $3.00 per share. The option fully vested on the date of grant and expires on August 6, 2025.

On June 18, 2021, the Company entered into an employment agreement (the “June 2021 David Agreement”) with Mr. David, the Company’s President and a member of the Company’s Board of Directors. Pursuant to the terms of the June 2021 David Agreement, Mr. David agreed to serve as the Company’s President and Chief Operating Officer. In consideration thereof, the Company agreed to (i) pay Mr. David an annual base salary of $171,000, (ii) pay Mr. David a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of PNI, and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. David made within 45 days of the close of the quarter, and (iii) pay Mr. David bonuses based on increases in the Company’s MCV from the date of the June 2021 David Agreement, with the following milestone bonus parameters:

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

The June 2021 David Agreement supersedes the employment agreement dated August 6, 2020 between the Company and Mr. David.

The Company will be deemed to be in default under the June 2021 David Agreement upon the occurrence of any of the following events:

(a)	if the Company shall become insolvent, or bankrupt, or subject to the provisions of the U.S. Bankruptcy Code, or shall go into liquidation, either voluntarily or under an order of a Court of competent jurisdiction, or shall make a general assignment for the benefit of its creditors, or otherwise acknowledge its insolvency; or

(b)	if a liquidator or liquidators or receiver or receivers or a trustee or trustees in bankruptcy, be appointed to the Company, or if its secured creditors take possession of the property of the Company or any substantial or essential part thereof in the sole determination of Mr. David; or

(c)	if the Company fails, refuses or neglects promptly pay any monies owing to Mr. David when due under the June 2021 David Agreement.

Mr. David will be deemed to be in default under the June 2021 David Agreement upon the occurrence of any of the following events:

(a)	if Mr. David fails, refuses or neglects to promptly perform any material obligations owing to the Company when due under the June 2021 David Agreement, and such failure in performance shall continue for 10 business days following notice from the Company unless Mr. David shall have commenced within the 10 days following notice and is continuing acceptable measures to remedy the said failure in performance.

(b)	If the performance of Mr. David is not to minimum standards as expected by the Board of Directors of the Company.

The term of the June 2021 David Agreement will run for an initial term of 36 months. The term may be extended at the end of the initial term if the Company and Mr. David mutually agree.

Mr. David may terminate the June 2021 David Agreement at any time, upon 90 days’ written notice to the Company, and receive (i) additional compensation equal to $300,000 in restricted shares of the Company’s common stock as consideration for the discount to market salary Mr. David was paid, from July 12, 2017 through May 31, 2021, filling the roles and responsibilities as the Company’s President, and (ii) any other compensation earned within the June 2021 David Agreement.

Notwithstanding anything in the June 2021 David Agreement to the contrary, the Company may terminate Mr. David’s employment for cause for any one of the following reasons: (i) conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed, (ii) commission of any act of theft, fraud, dishonesty, or falsification of any Company records, (iii) improper disclosure of the Company’s confidential or proprietary information, (iv) any action by Mr. David which has a detrimental effect on the Company’s reputation or business, (v) Mr. David’s failure or inability to perform any reasonable assigned duties after written notice from the Company thereof, and a reasonable opportunity to cure, such failure or inability, (vi) any breach of the June 2021 David Agreement, which breach is not cured within 15 days following written notice of such breach, (vii) a course of conduct amounting to gross incompetence, (viii) chronic and unexcused absenteeism, (ix) unlawful appropriation of a corporate opportunity, or (x) misconduct in connection with the performance of any of Mr. David’s duties, including, without limitation, misappropriation of funds or property of the Company, securing or attempting to secure personally any profit in connection with any transaction entered into on behalf of the Company, misrepresentation to the Company, or any violation of law or regulations on Company premises or to which the Company is subject. Upon termination of Mr. David’s employment with the Company for cause, the Company shall be under no further obligation to Mr. David, except to pay all accrued but unpaid renumeration.

The Company may terminate Mr. David’s employment at any time without cause; provided, however, that Mr. David will be entitled to severance pay in the amount of three years renumeration and certain additional compensation as identified in the June 2021 David Agreement, but if, and only if, Mr. David executes a valid and comprehensive release of any and all claims that Mr. David may have against the Company in a form provided by the Company and Mr. David executes such form within 30 days of tender.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2021

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	150,000	0	0	$1.60	6/29/23
	100,000	0	0	$1.60	2/19/24
	75,000	0	0	$1.60	4/28/24
	100,000	0	0	$1.60	7/12/24
	200,000	0	0	$1.60	12/29/24
	575,000	0	0	$3.00	8/6/25

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 13, 2021 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officers,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 28,645,144 shares issued and outstanding as of December 13, 2021. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	12,933,562	(1)	45.1%
Christopher David	1,281,950	(2)	4.3%
Pierre Dalcourt	3,387,794	(3)	11.8%
Michael Gaynor	1,743,713	(4)	6.1%
Alex Flesias	18,150	(5)	*
Robert Oliva	400,867	(6)	1.4%
Michael Pope	30,250	(7)	*
All directors and executive officers as a group (8 persons)	19,796,286	(8)	65.7%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (9)	12,908,562	(10)	45.1%
Indrajit Sinha (11)	1,593,767	(12)	5.3%
Grant Bourdeau (13)	1,593,768	(14)	5.3%

(1)	Represents (i) 12,908,562 shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”), and (ii) 25,000 shares that may be acquired upon exercise of vested options held by Ms. Emily Mattacchione, Mr. Mattacchione’s spouse. ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 1,200,000 shares that may be acquired upon exercise of vested options.
(3)	Represents shares owned by 1218814 Ontario Inc., which is 50% owned by Dr. Pierre Dalcourt, a member of the Company’s Board, and 50% owned by Ms. Amanda Dalcourt, Dr. Dalcourt’s spouse. 1218814 Ontario Inc.’s shares are held by the Dalcourt Family Trust. Dr. Dalcourt and Ms. Dalcourt are co-trustees of the Dalcourt Family Trust and share voting and depository power over these shares.
(4)	Represents shares owned by Michael Gaynor Family Trust. Mr. Gaynor is trustee of Michael Gaynor Family Trust and has voting and depository power over these shares.
(5)	Represents shares that may be acquired upon exercise of vested options.
(6)	Includes 193,150 shares that may be acquired upon exercise of vested options.
(7)	Represents shares that may be acquired upon exercise of vested options.
(8)	Includes shares beneficially owned by Messrs. Mattacchione, David, Gaynor, Zsebok, Flesias, Oliva and Pope and by Dr. Dalcourt and 1,466,550 shares that may be acquired by such persons upon exercise of vested options.
(9)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(10)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.
(11)	Mr. Sinha’s address is 1580 Rossi Drive, Oldcastle, Ontario, Canada N9G 0B3.
(12)	Represents (i) 1,436,926 shares that Mr. Sinha has the right to acquire, within 60 days of December 13, 2021, upon the exchange of non-voting NHL exchangeable preferred shares; and (ii) 156,841 shares that Avec8 Holdings Inc. has the right to acquire, within 60 days of December 13, 2021, upon the exchange of non-voting NHL exchangeable preferred shares. Mr. Sinha owns Avec8 Holdings Inc.
(13)	Mr. Bourdeau’s address is 1580 Rossi Drive, Oldcastle, Ontario, Canada N9G 0B3.
(14)	Represents (i) 1,466,991 shares that Mr. Bourdeau has the right to acquire, within 60 days of December 13, 2021, upon the exchange of non-voting NHL exchangeable preferred shares; and (ii) 126,777 shares that Ambour Holdings Inc. has the right to acquire, within 60 days of December 13, 2021, upon the exchange of non-voting NHL exchangeable preferred shares. Mr. Bourdeau owns Ambour Holdings Inc.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	5,732,950	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the 498,750 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), 864,900 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the 2018 Plan”) and 4,369,300 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the 2021 Plan”). The Company does not intend to award any additional grants under the 2015 Plan or the 2018 Plan.

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. the 2015 Plan, which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of August 31, 2021, the 2015 Plan has 498,750 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Plan. Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2021, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Plan. Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of August 31, 2021, the 2021 Plan has 4,369,300 shares are available for award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since September 1, 2019 and each currently proposed transaction in which:

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

At August 31, 2021, the Company had outstanding advances totaling $478,920 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2021, the Company had debentures totaling $1,221,764 including principal and interest, due to the following related parties:

●	$324,794 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company, and

●	$110,009 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer, director and greater than 5% shareholder of the Company, and

●	$323,110 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company, and

●	$463,851 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

On September 30, 2013, the Company issued five debentures totaling CAD$6,402,512 in connection with the acquisition of certain business assets. The holders of the debentures are current stockholders, officers and/or affiliates of the Company. The debentures are secured by all the assets of the Company, accrue interest at 8% per annum and were originally due on September 30, 2016. On December 2, 2017, the debenture holders agreed to extend the due date to September 30, 2019. On September 27, 2019, the debenture holders agreed to extend the due date to September 30, 2021. On November 2, 2021, the debenture holders agreed to extend the due date to December 1, 2023.

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 1,047,588 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $4.11 which was determined based on the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2021, the amount of debentures outstanding was $982,205.

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At August 31, 2021 and 2020, the amount due to related parties was $478,920 and $528,213, respectively.

The Company leased office space from a related party on a month-to-month basis with monthly lease payments of $1,487. The lease was terminated on May 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

SRCO Professional Corporation (“SRCO”) has served as the Company’s independent registered public accounting firm since the Board’s appointment on March 10, 2020. On March 10, 2020, the Company’s prior independent registered public accounting firm, NVS Professional Corporation (formerly NVS Chartered Accountants Professional Corporation) (“NVS”), resigned as the Company’s independent registered public accounting firm because NVS had requested the Public Company Accounting Oversight Board (“PCAOB”) to withdraw NVS’ registration with the PCAOB.

The following table shows the fees that were billed for the audit and other services provided by SRCO for the fiscal years ended August 31, 2021 and 2020.

	Fiscal Year Ended August 31,
	2021	2020
Audit Fees (1)	$92,750	$27,750
Audit-Related Fees (2)	60,000	0
Tax Fees (3)	0	0
All Other Fees (4)	14,300	0
Total	$167,050	$27,750

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. The audit fees for fiscal year ended August 31, 2021 includes $41,250 billed in respect of the fiscal year ended August 31, 2020. In addition to fees billed by SRCO, NVS billed the Company $52,500 for audit fees provided for the fiscal year ended August 31, 2019.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.3	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.4	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.5	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.6	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.7	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

4.1	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.2	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.1+	Employment Agreement, entered into on July 12, 2017 and effective July 1, 2017, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.2+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.3	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.4	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.5+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.6+	Employment Agreement entered into on December 29, 2017 and effective January 1, 2018, between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.7+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.8+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.9+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.11+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.12+	Amendment No. 1 to Employment Agreement dated July 27, 2018 by and between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2018).

10.13+	Employment Agreement, entered into on November 30, 2018 and effective December 1, 2018, between Christopher David and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2018).

10.14	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.15	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2019).

10.16	First Amendment to Cloud DX Perpetual Software License Agreement dated March 6, 2020 and entered into on March 9, 2020 by and among the registrant, Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2020).

10.17	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.18	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.19	Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between Fitness International, LLC and Novomerica Health Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.20	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.21	First Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between LAF Canada Company and Novo Health Limited, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.22+	Employment Agreement dated August 6, 2020 between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.23+	Option Agreement #32 of Christopher David dated August 6, 2020. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.24+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.25+	Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2021).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.27	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.28	Share Exchange Agreement, dated as of May 11, 2021, by and among the registrant, PRO-DIP, LLC, Peter St. Lawrence and George St. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2021).

10.29	Share Exchange Agreement, dated as of May 28, 2021, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited, Acenzia Inc., Ambour Holdings Inc., Avec8 Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.30+	Executive Agreement, dated June 18, 2021, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.31+	Employment Agreement, dated June 18, 2021, by and between the registrant and Christopher David (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.32	Amendment No. 1 to Share Exchange Agreement entered into and effective as of September 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.33	Amendment No. 2 to Share Exchange Agreement entered into and effective as of October 7, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2021).

10.34	Amendment No. 3 to Share Exchange Agreement entered into and effective as of October 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2021).

10.35*	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Healthnet Assessments Inc.

10.36*	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and ICC Healthnet Canada Inc.

10.37*	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc.

10.38*	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Michael Gaynor Physiotherapy Professional Corporation.

10.39*	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc.

10.40	Share Exchange Agreement, dated as of November 17, 2021, by and among the registrant, Novo Healthnet Limited, Terragenx Inc., TMS Inc., Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.41	Asset Purchase Agreement, dated as of November 17, 2021, by and between the registrant and Terence Mullins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.42	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.43	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Jefferson Street Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.44	Common Stock Purchase Warrant dated November 17, 2021 (Jefferson Street Capital, LLC as holder) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.45	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Platinum Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.46	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Platinum Point Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.47	Common Stock Purchase Warrant dated November 17, 2021 (Platinum Point Capital, LLC as holder) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

21.1*	Subsidiaries of the Company.

23.1*	Consent of SRCO Professional Corporation, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: December 14, 2021	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Robert Mattacchione and Christopher David, and each of them individually, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2021	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board (principal executive officer)

Dated: December 14, 2021	By:	/s/ James Zsebok
James Zsebok, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: December 14, 2021	By:	/s/ Pierre Dalcourt
Pierre Dalcourt, Director

Dated: December 14, 2021	By:	/s/ Michael Gaynor
Michael Gaynor, Director

Dated: December 14, 2021	By:	/s/ Christopher David
Christopher David, Director

Dated: December 14, 2021	By:	/s/ Michael Pope
Michael Pope, Director

Dated: December 14, 2021	By:	/s/ Alex Flesias
Alex Flesias, Director

Dated: December 14, 2021	By:	/s/ Robert Oliva
Robert Oliva, Director

