Form 10-Q
period 2021-11-30
Novo Integrated Sciences, Inc.
filed 2022-01-18
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

(Former name, former address and former fiscal year, if changed since last report)

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

There were 28,695,144 shares of the Registrant’s $0.001 par value common stock outstanding as of January 14, 2022.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2021 (unaudited) and August 31, 2021

	November 30,	August 31,
	2021	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,800,754	$8,293,162
Accounts receivable, net	1,696,211	1,468,429
Inventory	364,147	339,385
Other receivables, current portion	1,118,264	814,157
Prepaid expenses and other current assets	263,199	218,376
Total current assets	12,242,575	11,133,509

Property and equipment, net	6,096,534	6,070,291
Intangible assets, net	33,821,915	32,436,468
Right-of-use assets, net	2,446,736	2,543,396
Other receivables, net of current portion	370,833	692,738
Goodwill	8,955,694	9,081,879
TOTAL ASSETS	$63,934,287	$61,958,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,314,939	$1,449,784
Accrued expenses	1,376,848	1,129,309
Accrued interest (principally to related parties)	370,488	366,280
Government loans and notes payable, current portion	9,674,981	4,485,649
Convertible notes payable, net of discount of $702,984	1,172,016	-
Contingent liability	741,083	-
Due to related parties	469,199	478,920
Finance lease liability, current portion	18,921	23,184
Operating lease liability, current portion	514,568	530,797
Total current liabilities	15,653,043	8,463,923

Debentures, related parties	968,558	982,205
Notes payable, net of current portion	172,698	5,133,604
Finance lease liability, net of current portion	12,982	16,217
Operating lease liability, net of current portion	1,979,239	2,057,805
Deferred tax liability	1,479,525	1,500,372
TOTAL LIABILITIES	20,266,045	18,154,126

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized;0 and 0 shares issued and outstanding at November 30, 2021 and August 31, 2021, respectively
Common stock; $0.001 par value; 499,000,000 shares authorized;28,645,144 and 26,610,144 shares issued and outstanding at November 30, 2021 and August 31, 2021, respectively	28,645	26,610
Additional paid-in capital	55,092,070	54,579,396
Common stock to be issued (4,359,841 and 3,622,199 shares at November 30, 2021 and August 31, 2021)	10,409,457	9,236,607
Other comprehensive income	887,544	991,077
Accumulated deficit	(22,775,861)	(20,969,274)
Total Novo Integrated Sciences, Inc. stockholders’ equity	43,641,855	43,864,416
Noncontrolling interest	26,387	(60,261)
Total stockholders’ equity	43,668,242	43,804,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,934,287	$61,958,281

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2021 and 2020 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2021	2020
	(unaudited)	(unaudited)

Revenues	$3,161,927	$2,155,506

Cost of revenues	1,895,461	1,344,056

Gross profit	1,266,466	811,450

Operating expenses:
Selling expenses	168	1,243
General and administrative expenses	2,629,957	1,567,931
Total operating expenses	2,630,125	1,569,174

Loss from operations	(1,363,659)	(757,724)

Non operating income (expense)
Interest income	8,388	8,562
Interest expense	(68,730)	(23,941)
Amortization of debt discount	(57,840)	-
Foreign currency transaction losses	(334,554)	-
Total other income (expense)	(452,736)	(15,379)

Loss before income taxes	(1,816,395)	(773,103)

Income tax expense	-	-

Net loss	$(1,816,395)	$(773,103)

Net loss attributed to noncontrolling interest	(9,808)	(1,633)

Net loss attributed to Novo Integrated Sciences, Inc.	$(1,806,587)	$(771,470)

Comprehensive loss:
Net loss	(1,816,395)	(773,103)
Foreign currency translation (loss) gain	(103,533)	10,596
Comprehensive loss:	$(1,919,928)	$(762,507)

Weighted average common shares outstanding - basic and diluted	26,924,705	23,508,353

Net loss per common share - basic and diluted	$(0.07)	$(0.03)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2021 and 2020 (unaudited)

			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)

Balance, November 30, 2021	28,645,144	$28,645	$55,092,070	$10,409,457	$887,544	$(22,775,861)	$43,641,855	$26,387	$43,668,242
Balance, August 31, 2020	23,466,236	$23,466	$44,905,454	$-	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	21,905	22	91,978	-	-	-	92,000	-	92,000
Common stock issued for services	65,000	65	247,935	-	-	-	248,000	-	248,000
Foreign currency translation gain	-	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	23,553,141	$23,553	$45,245,367	$-	$1,210,292	$(17,278,597)	$29,200,615	$(51,717)	$29,148,898

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2021 and 2020 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2021	2020
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,816,395)	$(773,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694,282	357,924
Fair value of vested stock options	154,135	-
Common stock issued for services	64,750	248,000
Operating lease expense	163,879	149,379
Amortization of debt discount	57,840	-
Foreign currency transaction losses	334,554	-
Changes in operating assets and liabilities:
Accounts receivable	(253,079)	274,577
Inventory	12,245	-
Prepaid expenses and other current assets	(47,335)	(300,743)
Accounts payable	(55,056)	8,552
Accrued expenses	82,933	31,067
Accrued interest	9,481	2,858
Operating lease liability	(161,337)	(146,614)
Net cash used in operating activities	(759,103)	(148,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(120,397)	-
Cash acquired with acquisition	29,291	-
Net cash used in investing activities	(91,106)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(3,127)	(48,389)
Repayments of finance leases	(7,088)	-
Proceeds from the sale of common stock, net of offering costs	-	92,000
Proceeds from issuance of convertible notes, net	1,410,000	-
Net cash provided by financing activities	1,399,785	43,611

Effect of exchange rate changes on cash and cash equivalents	(41,984)	7,165

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507,592	(97,327)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,293,162	2,067,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,800,754	$1,970,391

CASH PAID FOR:
Interest	$64,522	$19,642
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for intangible assets	$188,925	$-
Common stock to be issued for acquisition	$983,925	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2021 and 2020 (unaudited)

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

The Company’s decentralized healthcare business model is centered on three primary pillars to best support the transformation of non-catastrophic healthcare delivery to patients and consumers:

●	First Pillar – Service Networks: Deliver multidisciplinary primary care services through (i) an affiliate network of clinic facilities, (ii) small and micro footprint sized clinic facilities primarily located within the footprint of box-store commercial enterprises, (iii) clinic facilities operated through a franchise relationship with the Company, and (iv) corporate operated clinic facilities.

●	Second Pillar – Technology: Develop, deploy, and integrate sophisticated interconnected technology, interfacing the patient to the healthcare practitioner thus expanding the reach and availability of the Company’s services, beyond the traditional clinic location, to geographic areas not readily providing advanced, peripheral based healthcare services, including the patient’s home.

●	Third Pillar – Products: Develop and distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population. The Company’s science-first approach to product innovation further emphasizes our mandate to create and provide over-the-counter preventative and maintenance care solutions.

Innovation through science, combined with the integration of sophisticated, secure technology, assures Novo Integrated of continued cutting edge advancement in patient first platforms.

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited, a wholly owned subsidiary of the Company (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”) and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of Novo Integrated common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 16,779,741 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of November 30, 2021, all corporate clinics were open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended November 30, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

As of November 30, 2021, specific to on-site clinic and eldercare operations, the Company has 91 full-time employees and 60 part-time employees with a total employee count amongst all subsidiaries of 124 full-time and 83 part-time employees.

Specific to Acenzia, Inc. (“Acenzia”), Terragenx Inc. (“Terragenx”) and PRO-DIP, LLC (“PRO-DIP”), each company is open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, (i) the duration of the COVID-19 outbreak and additional variants that may be identified, (ii) new information which may emerge concerning the severity of the COVID-19 pandemic, and (iii) any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic, and reduced operations.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, that the Company filed on December 14, 2021. The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results for the year ending August 31, 2022. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying condensed consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the condensed consolidated statement of operations and comprehensive loss. The following table details the exchange rates used for the respective periods:

	November 30, 2021	November 30, 2020	August 31, 2021

Period end: CAD to USD exchange rate	$0.7807	$0.7705	$0.7917
Average period: CAD to USD exchange rate	$0.7961	$0.7594	$0.7885

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Acenzia, Novomerica Health Group, Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC, a 91% controlling interest in Terragenx, Inc., an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). PRO-DIP is a New York state LLC while all other Company subsidiaries are incorporated under the laws of the Province of Ontario or New Brunswick, Canada. All intercompany transactions have been eliminated.

An entity is controlled when the Company has the ability to direct the relevant activities of the entity, has exposure or rights to variable returns from its involvement with the entity, and is able to use its power over the entity to affect its returns from the entity.

Income or loss and each component of OCI are attributed to the shareholders of the Company and to the noncontrolling interests. Total comprehensive loss is attributed to the shareholders of the Company and to the noncontrolling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

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

Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2021, and August 31, 2021, the allowance for uncollectible accounts receivable was $1,074,852 and $1,097,628, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of November 30, 2021 and August 31, 2021, the Company’s allowance for slow moving or obsolete inventory was $1,051,900 and $1,066,721, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2021, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at November 30, 2021, the Company believes there was no impairment of its intangible assets.

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the condensed consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019 and Acenzia, Inc. during fiscal year ended August 31, 2021. Based on its review at November 30, 2021, the Company believes there was no impairment of its goodwill. As of August 31, 2021, the Company performed the required impairment reviews and determined that an impairment charge of $99,593 related to the goodwill for Executive Fitness Leaders was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of other receivables, and current liabilities, including accounts payable, short-term notes payable, due to related parties and finance lease liability, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of November 30, 2021 and August 31, 2021, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue is included with accrued expenses in the accompanying condensed consolidated balance sheets.

Sales returns and allowances were insignificant for the periods ended November 30, 2021 and 2020. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 4,509,530 and 1,784,500 option/ warrants outstanding as of November 30, 2021 and 2020, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $887,544 and $991,077 at November 30, 2021 and August 31, 2021, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted our condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At November 30, 2021 and August 31, 2021, the amount due to related parties was $469,199 and $478,920, respectively. At November 30, 2021, $398,330 was non-interest bearing, $22,466 bears interest at 6% per annum, and $48,403 bears interest at 13.75% per annum. At August 31, 2021, $407,052 was non-interest bearing, $22,783 bears interest at 6% per annum, and $49,085 bears interest at 13.75% per annum.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 15,091 shares of the Company’s common stock. The per share price used for the conversion of this debt was $15.00.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures due to related parties at November 30, 2021 and August 31, 2021 was $968,558 and $982,205, respectively.

Note 4 – Accounts Receivables, net

Accounts receivables, net at November 31, 2021 and August 31, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Trade receivables	$2,627,400	$2,411,499
Amounts earned but not billed	143,663	154,558
	2,771,063	2,566,057
Allowance for doubtful accounts	(1,074,852)	(1,097,628)
Accounts receivable, net	$1,696,211	$1,468,429

Note 5 – Inventory

Inventory at November 30, 2021 and 2020 consisted of the following:

	November 30,	August 31,
	2021	2021
Raw materials	$990,496	$1,017,566
Work in process	142,618	144,628
Finished Goods	282,933	243,912
	1,416,047	1,406,106
Allowance for slow moving and obsolete inventory	(1,051,900)	(1,066,721)
Inventory, net	$364,147	$339,385

Note 6 – Other Receivables

Other receivables at November 30, 2021 and August 30, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$292,763	$296,888

Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2023, as amended	78,070	79,170

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due March 1, 2022	225,924	225,924

Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due February 1, 2022, as amended	501,990	509,063

Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2022, as amended	390,350	395,850
Total other receivables	1,489,097	1,506,895
Current portion	(1,118,264)	(814,157)
Long-term portion	$370,833	$692,738

Note 7 – Property and Equipment

Property and equipment at November 30, 2021 and August 30, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Land	$468,420	$475,020
Building	3,513,150	3,562,650
Leasehold improvements	779,810	691,318
Clinical equipment	1,933,612	1,875,537
Computer equipment	25,640	24,679
Office equipment	46,091	46,510
Furniture and fixtures	40,449	41,019
	6,807,172	6,716,733
Accumulated depreciation	(710,638)	(646,442)
Total	$6,096,534	$6,070,291

Depreciation expense for the three months ended November 30, 2021 and 2020 was $74,606 and $21,610, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at November 30, 2021 and August 30, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	11,431,945	9,388,065
Customer relationships	776,366	787,304
Brand names	2,037,237	2,065,941
Assembled workforce	415,154	421,003
	37,405,500	35,407,111
Accumulated amortization	(3,583,585)	(2,970,643)
Total	$33,821,915	$32,436,468

Amortization expense for the three months ended November 30, 2021 and 2020 was $619,676 and $336,314, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending November 30,
2022	$2,758,015
2023	2,758,015
2024	2,758,015
2025	2,758,015
2026	2,577,449
Thereafter	20,212,406
Total	$33,821,915

Note 9 – Accrued Expenses

Accrued expenses at November 30, 2021 and August 30, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Accrued liabilities	$1,081,335	$811,660
Accrued payroll	257,204	279,018
Unearned revenue	38,309	38,631
	$1,376,848	$1,129,309

Note 10 – Government Loans and Note Payable

Notes payable at November 30, 2021 and August 30, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	109,298	63,336

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2019; accrues interest at 3% per annum; secured by land, building and personal property; due June 30, 2022	5,252,749	5,069,858

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028	30,312	30,739

Note payable dated June 24, 2021; accrues interest at 9% per annum; secured by real property of Acenzia; lender at its sole discretion may require monthly principal payments of $950,000 after December 24, 2021; any unpaid principal and interest due on June 24, 2022. This note was repaid subsequent to November 30, 2021.	4,415,000	4,415,000
Total government loans and notes payable	9,847,679	9,619,253
Less current portion	(9,674,981)	(4,485,649)
Long-term portion	$172,698	$5,133,604

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$62,456 at November 30, 2021), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 (US$46,842 at November 30, 2021) under the same terms.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three months ended November 30, 2020, recorded a total of approximately $61,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. During the three months ended November 30, 2021, the Company did not receive any wage subsidies.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending November 30,
2022	$9,674,981
2023	114,160
2024	5,301
2025	5,746
2026	6,198
Thereafter	41,293
Total	$9,847,679

Note 11 – Convertible Notes Payable

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000. The notes accrue interest at 1% per annum and are due on May 17, 2022. The notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $3.35 per shares.

In connection with the convertible notes payable, the Company issued the note holders warrants to purchase a total of 223,880 shares of the Company’s common stock for $3.35 per shares. The warrant expires on November 17, 2024. The Company first determined the value of the convertible notes payable and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $351,240 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 3.0 year
●	Volatility of 300%;
●	Dividend yield of 0%;
●	Risk free interest rate of 0.085%

The face amount of the convertible notes payable of $1,875,000 was proportionately allocated to the convertible notes payable and the warrant in the amount of $1,579,176 and $295,824, respectively. The amount allocated to the warrants of $295,824 was recorded as a discount to the convertible note and as additional paid in capital. The convertible notes payable contained an original issue discount totaling $375,000 and the Company also incurred $90,000 in loan fees in connection with this convertible notes. The combined total discount is $760,824 and will be amortized over the life of the convertible notes. During the three months ended November 30, 2021, the Company amortized $57,840 of the debt discount and as November 30, 2021, the unamortized debt discount was $702,984.

Note 12 – Debentures, Related Parties

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

At November 30, 2021 and August 31, 2021, the amount of debentures outstanding was $968,558 and $982,205, respectively.

Note 13 – Leases

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of November 30, 2021 and August 31, 2021:

		November 30,	August 31,
		2021	2021
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,446,736	$2,543,396
Total lease assets		$2,446,736	$2,543,396

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$514,568	$530,797
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,979,239	2,057,805
Total lease liability		$2,493,807	$2,588,602

Lease obligations at November 30, 2021 consisted of the following:

Twelve Months Ending November 30,
2022	$696,083
2023	601,851
2024	447,843
2025	367,208
2026	379,833
Thereafter	644,686
Total payments	3,137,504
Amount representing interest	(643,697)
Lease obligation, net	2,493,807
Less lease obligation, current portion	(514,568)
Lease obligation, long-term portion	$1,979,239

During the three months ended November 30, 2021, the Company entered into new lease obligation of $101,348.

The lease expense for the three months ended November 30, 2021 and 2020 was $216,905 and $204,446, respectively. The cash paid under operating leases for the three months ended November 30, 2021 and 2020 was $207,683 and $201,680, respectively. At November 30, 2021, the weighted average remaining lease terms were 5.86 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at November 30, 2021 and August 31, 2021 is as follows:

	November 30,	August 31,
	2021	2021

Cost	$209,457	$209,457
Accumulated amortization	(150,455)	(136,491)
Net book value	$59,002	$72,966

Future minimum finance lease payments are as follows:

Twelve Months Ending November 30,
2022	$19,878
2023	9,584
2024	3,195
Total payments	32,657
Amount representing interest	(754)
Lease obligation, net	31,903
Less lease obligation, current portion	(18,921)
Lease obligation, long-term portion	$12,982

Note 14 – Stockholders’ Equity

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2021 and August 31, 2021, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At November 30, 2021 and August 31, 2021 there were 28,645,144 and 26,610,144 common shares issued and outstanding, respectively.

During the three months ended November 30, 2021, the Company issued:

●

35,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $64,750. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on September 16, 2021.

●	2,000,000 restricted shares of common stock as collateral to be held in escrow pursuant to the terms and conditions provided for in a certain Securities Purchase Agreement, Pledge and Security Agreement, Secured Convertible Promissory Note, and Escrow Agreement, all dated November 17, 2021 to which the Company is a guarantor for that certain senior secured convertible promissory note in the principal amount of up to $1,875,000. The shares were issued on November 23, 2021. The Company value these shares at $0 since they are being held in escrow and will only be released to the convertible note holders upon certain conditions, including default on the notes.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders, holding a majority of the Company’s outstanding common stock, approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2020 and 2019, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders, holding a majority of the Company’s outstanding common stock, approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of November 30, 2021, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders, holding a majority of the Company’s outstanding common stock, approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of November 30, 2021, the 2021 Plan has 4,321,300 shares are available for award.

In connection with the Securities Purchase Agreement, dated April 9, 2021, the Company also issued to the investors an aggregate of 2,388,050 warrants to purchase shares of the Company’s common stock at $3.35 per shares. The warrants vest immediately and expire on October 13, 2026.

The following is a summary of stock options activity:

		Weighted Average	Weighted Average Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	1,849,600	2.29	3.14	$218,240
Granted	48,000	1.87
Forfeited	-
Exercised	-	1.60
Outstanding, November 30, 2021	1,897,600	2.28	2.94	$-
Exercisable, November 30, 2021	1,885,500	$2.27	2.93	$-

The exercise price for stock options outstanding at November 30, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
997,000	$1.60	997,000	$1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	60,500	3.80
5,000	5.00	5,000	5.00
1,897,600		1,885,500

For options granted during the three months ended November 30, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.82, and the weighted-average exercise price of such options was $1.87. No options were granted during the three months ended November 30, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $154,135 and $0 during the three months ended November 30, 2021 and 2020, respectively. At November 30, 2021, the unamortized stock option expense was $44,427, which will be amortized into expense through January 2022.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the three months ended November 30, 2021:

Risk-free interest rate	0.93%
Expected life of the options	2.5 years
Expected volatility	282%
Expected dividend yield	0%

Warrants

The following is a summary of warrant activity:

	Warrants	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	2,388,050	3.35	5.12	$-
Granted	223,880	3.35
Forfeited	-
Exercised	-
Outstanding, November 30, 2021	2,611,930	3.35	4.71	$-
Exercisable, November 30, 2021	2,611,930	$3.35	4.71	$-

The exercise price for warrants outstanding at November 30, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
2,611,930	$3.35
2,611,930

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of November 30, 2021, results of operations, cash flows or liquidity of the Company.

Note 16 – Acquisitions

Terragenx

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

In addition, the Company will issue 500,000 shares of the Company’s common stock to Terry Mullins as part of an employment agreement that is considered part of the purchase price. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for accounting purposes was $983,925. The Company acquired Terragenx to complement several of the Company’s growth initiatives including (i) to build a health science related IP portfolio, and (ii) through either acquisition, internal development, or third-party licensing distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and over-the-counter preventative and maintenance care solutions. This acquisition was considered an acquisition of a business under ASC 805. From the period from the acquisition date to November 30, 2021, Terragenx had revenues of $0 and a net loss of $90,097.

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash and cash equivalents	$29,291
Inventory	42,273
Prepaid expenses and other current assets	398
Property and equipment	66,759
Intangible assets	1,179,361
Accounts payable and accrued expenses	(189,080)
CEBA loan	(47,766)
Minority interest	(97,311)
Purchase price	$983,925

The purchase price was paid as follows:

Cash	$-
Common stock to be issued	983,925
$983,925

The purchase of Terragenx was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

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

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying unaudited condensed consolidated balance sheets since the conditions for payment have not been met as of November 30, 2021. The amounts assigned to assets acquired are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

MiTelemed+

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of November 30, 2021, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

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

The following tables summarize the Company’s segment information for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020

Sales
Healthcare services	$2,179,623	$2,155,506
Product manufacturing and development	982,304	-
Corporate	-	-
	$3,161,927	$2,155,506

Gross profit
Healthcare services	$799,642	$811,450
Product manufacturing and development	466,824	-
Corporate	-	-
	$1,266,466	$811,450

Loss from operations
Healthcare services	$(111,105)	$(34,897)
Product manufacturing and development	(341,545)	-
Corporate	(911,009)	(722,827)
	$(1,363,659)	$(757,724)

Depreciation and amortization
Healthcare services	$74,606	$21,610
Product manufacturing and development	252,076	-
Corporate	367,600	336,314
	$694,282	$357,924

Capital expenditures
Healthcare services	$104,842	$-
Product manufacturing and development	15,555	-
Corporate	-	-
	$120,397	$-

Interest expenses
Healthcare services	$20,127	$23,941
Product manufacturing and development	48,603	-
Corporate	-	-
	$68,730	$23,941

Net loss
Healthcare services	$(128,807)	$(56,100)
Product manufacturing and development	(782,542)	-
Corporate	(905,046)	(717,003)
	$(1,816,395)	$(773,103)

	As of	As of
	November 30,	August 31,
	2021	2021
Total assets
Healthcare services	$7,041,339	$7,318,888
Product manufacturing and development	24,417,101	21,427,285
Corporate	32,475,847	33,212,108
	$63,934,287	$61,958,281

Accounts receivable
Healthcare services	$871,543	$953,919
Product manufacturing and development	824,668	514,510
Corporate	—	—
	$1,696,211	$1,468,429
Intangible assets
Healthcare services	$—	$—
Product manufacturing and development	8,118,752	6,365,705
Corporate	25,703,163	26,070,763
	$33,821,915	$32,436,468

Goodwill
Healthcare services	$549,613	$557,357
Product manufacturing and development	8,406,081	8,524,522
Corporate	—	—
	$8,955,694	$9,081,879

Note 18 – Subsequent Events

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

The Notes have an original issue discount of 10%, resulting in gross proceeds to the Company of $15,000,000. The Notes bear interest of 5% per annum and mature on June 14, 2023, unless earlier converted or redeemed, subject to the right of the Purchaser to extend the date under certain circumstances. The Company will make monthly payments on the first business day of each month commencing on the calendar month immediately following the sixth month anniversary of the issuance of the Notes through June 14, 2023, the maturity date, consisting of an amortizing portion of the principal of each Note equal to $1,388,888 and accrued and unpaid interest and late charges on the Notes. All amounts due under the Notes are convertible at any time, in whole or in part, at the holder’s option, into common stock at the initial conversion price of $2.00, which conversion price is subject to certain adjustments; provided, however, that the Notes have a maximum 9.99% equity blocker. If an event of default occurs, the holder may convert all, or any part, of the principal amount of a Note and all accrued and unpaid interest and late charge at an alternate conversion price, as described in the Notes. Subject to certain conditions, the Company has the right to redeem all, but not less than all, of the remaining principal amount of the Notes and all accrued and unpaid interest and late charges in cash at a price equal to 135% of the amount being redeemed.

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth-year anniversary of December 14, 2021, the initial issuance date of the Warrants.

LA Fitness Canada Amended and Restated License Agreement & Amended and Restated Guaranty

On December 15, 2021, NHL entered into an Amended and Restated Master Facility License Agreement (the “Amended and Restated Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). The Amended and Restated Canada License Agreement had the effect of (i) removing NHL’s obligation to develop and open a certain number of facilities within certain designated time periods; and (ii) revising the default provisions such that certain defaults will result only in termination with respect to a specific facility, rather than of the license itself. As a result of the Amended and Restated Canada License Agreement, NHL may continue to develop and open additional facilities for business.

Pursuant to the terms of the Amended and Restated Canada License Agreement, the Company entered into that certain Guaranty Agreement (the “Canada Guaranty”) dated December 15, 2021 by and between the Company, Fitness International, LLC and LA Fitness Canada, pursuant to which the Company irrevocably guaranteed the full, unconditional, and prompt payment and performance of all of NHL’s obligations and liabilities under the Amended and Restated Canada License Agreement.

Consulting Services Agreement

On December 20, 2021, the Company executed a Consulting Agreement for financial and corporate consulting services over a 3-month term. As consideration for payment of services, the Company will pay (i) 50,000 restricted shares of common stock, and (ii) $25,000 per month for the 3-month term. On December 20, 2021, the Company issued 50,000 shares of restricted common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

The Company owns Canadian and U.S. subsidiaries which deliver, or intend to deliver, multidisciplinary primary health care related services and products through the integration of medical technology, advanced therapeutics and rehabilitative science. For the period ended November 30, 2021, the Company’s revenue is generated primarily through its wholly owned Canadian subsidiaries.

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

First Pillar – Service Networks for Hands-on Patient Care

Innovation through science combined with the integration of sophisticated, secure technology assures us of continued cutting edge advancement in patient first platforms.

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

Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through our 16 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

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

NovoConnect, the Company’s proprietary mobile application with a fully securitized tech stock, telemedicine/telehealth and remote patient monitoring fall under this Second Pillar. In October 2021, we announced the launch of MiTelemed+, Inc. (“MiTelemed”), a joint venture with EK-Tech Solutions Inc. (“EK-Tech”). MiTelemed will operate, support and expand access and functionality of iTelemed, EK-Tech’s enhanced proprietary telehealth platform. MiTelemed+, through the iTelemed platform, will allow us to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction. Through the interface of sophisticated peripheral based diagnostic tools operated by skilled support workers in the patient’s remote location, we believe that the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution will be dramatically elevated.

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

The Company’s product offering ecosystem is being built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally. Our 2021 acquisitions of Acenzia Inc. and PRO-DIP, LLC support this Third Pillar. In December 2021, we were granted a Natural Product Number (NPN) by Health Canada for IoNovo Iodine, a proprietary pure aqueous iodine micronutrient delivered in an oral or nasal spray format for maximum impact and bioavailability.

We have two reportable segments: healthcare services and product manufacturing and development. During the quarter ended November 30, 2021, revenues from healthcare services and product manufacturing and development represented 68.9% and 32.2%, respectively, of the Company’s total revenues for the quarter. We expect the percentage of revenues generated from the product manufacturing and development segment to increase at a greater rate than the revenue generated from healthcare services over the coming quarters.

Recent Developments

Coronavirus (COVID-19)

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

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

April 2021 Registered Direct Offering

On April 13, 2021, the Company sold 2,388,050 shares of common stock under the terms and conditions of a Securities Purchase Agreement, dated April 9, 2021, in a registered direct offering for an agreed upon purchase price of $3.35 per share resulting in gross proceeds of $7,999,968. The Company incurred offering costs of $764,388 associated with this offering resulting in net proceeds of $7,235,580. The shares were issued on April 13, 2021.

Jefferson Street Capital Stock Purchase Agreement & Secured Convertible Promissory Note

On November 17, 2021, the Company and Terragenx Inc., a majority owned subsidiary of the Company (“Terra”), entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock, as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

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

On November 17, 2021, Jefferson paid the Jefferson Purchase Price of $750,000 in exchange for the Jefferson Note. Terra intends to use the proceeds for the acquisition of the certain assets directly and indirectly related to any and all iodine-based related products and technologies as specified in the Asset Purchase Agreement (the “Mullins APA”), dated as of November 17, 2021, by and between the Company and Terence Mullins (the “Mullins IP”) and thereafter for working capital and other general purposes.

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

Except as related to the next transaction after the issue date of the Platinum Note conducted on the Company’s behalf by the Maxim Group LLC, Terra and the Company agreed to pay to Platinum on an accelerated basis, any outstanding Principal Amount of the Platinum Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Platinum’s discretion, it being acknowledged and agreed by Platinum that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

●	At Platinum’s option, 15% of the net cash proceeds of any future financings by the Company, Terra or any subsidiary, whether debt or equity, or any other financing proceeds such as cash advances, royalties or earn-out payments.
●	All net proceeds from any sale of assets of the Company, Terra or any subsidiaries other than sales of inventory in the ordinary course of business or receipt by the Company or any subsidiaries of any tax credits or collections pursuant to any settlement or judgement.
●	Net proceeds resulting from the sale of any assets outside of the ordinary course of business or securities in any subsidiary

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

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth-year anniversary of December 14, 2021, the initial issuance date of the Warrants.

For the three months ended November 30, 2021 compared to the three months ended November 30, 2020

Revenues for the three months ended November 30, 2021 were $3,161,927, representing an increase of $1,006,421, or 46.7%, from $2,155,506 for the same period in 2020. The increase in revenue is principally due to the acquisition of Acenzia, Inc. in June 2021. Acenzia’s revenue for the three months ended November 30, 2021 were $981,852.

Cost of revenues for the three months ended November 30, 2021 were $1,895,461, representing an increase of $551,405 or 41.0%, from $1,344,056 for the same period in 2020. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue was 59.9% for the three months ended November 30, 2021 and 62.4% for same period in 2020. The decrease in cost of revenues as a percentage of revenue is principally due to revenue generated by Acenzia that had a cost of revenue of approximately 52%.

Operating costs for the three months ended November 30, 2021 were $2,630,125, representing an increase of $1,060,951, or 67.6%, from $1,569,174 for the same period in 2020. The increase in operating costs is principally due to the temporary increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $808,000 for the three months ended November 30, 2021. In subsequent quarters, this temporary increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease significantly as the Company integrates and consolidates operations.

Interest expense for the three months ended November 30, 2021 was $68,730, representing an increase of $44,789, or 187.1%, from $23,941 for the same period in 2020. The increase is due to an increase in outstanding debt.

Foreign currency transaction losses for the three months ended November 30, 2021 was $334,554 compared to $0 for the same period in 2020. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US$ . The exchange rate between the Canadian Dollar and the US Dollar has decreased since August 31, 2021; therefore creating a foreign currency transaction loss as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended November 30, 2021 was $1,806,587, representing an increase of $1,035,117, or 134.2%, from $771,470 for the same period in 2020. The increase in net loss is principally due (i) an increase in foreign currency transaction losses, and (ii) a temporary increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $808,000 for the three months ended November 30, 2021. In subsequent quarters, this temporary increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease significantly as the Company integrates and consolidates operations.

Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, for the three months ended November 30, 2021, the Company had a net loss of $1,816,395.

During the three months ended November 30, 2021, the Company used cash in operating activities of $759,103 compared to $148,103 for the same period in 2020. The principal reason for the increase in cash used in operating activities is the net loss incurred and the changes in noncash expenses and changes in operating asset and liability accounts.

During the three months ended November 30, 2021, the Company used cash from investing activities of $91,106 compared to $0 for the same period in 2020. During the period in 2021 the Company purchased property and equipment of $120,397 and acquired $29,291 in cash from the acquisition of Terragenx.

During the three months ended November 30, 2021, the Company provided cash from financing activities of $1,399,785 compared to $43,611 for the same period in 2020. The principal reason for the increase in cash provided by financing activities was the issuance of convertible notes payable in 2021 for net proceeds of $1,410,000.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of November 30, 2021, all corporate clinics were open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended November 30, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For the quarter ended November 30, 2021, the Company’s total revenue from all clinic and eldercare related contracted services was $2,179,623, representing an increase of $24,117 compared to $2,155,506 during the same period in 2020. As of November 30, 2021, specific to on-site clinic and eldercare operations, the Company has 91 full-time employees and 60 part-time employees with a total employee count amongst all subsidiaries of 124 full-time and 83 part-time employees.

Specific to Acenzia, Terragenx, and PRO-DIP, each company is open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, (i) the duration of the COVID-19 outbreak and additional variants that may be identified, (ii) new information which may emerge concerning the severity of the COVID-19 pandemic, and (iii) any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic, and reduced operations.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $140,000, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $95,000.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $690,000, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $460,000.

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

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheets.

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted our condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2021. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the period ended August 31, 2021 (the “2021 10-K”), as updated from time to time. However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2021 10-K, as updated from time to time.

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

On June 2, 2020, the Company commenced opening its corporate clinics and providing non-essential services. As of November 30, 2021, all corporate clinics were open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended November 30, 2021. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

Specific to Acenzia, Terragenx, and PRO-DIP, each company is open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, (i) the duration of the COVID-19 outbreak and additional variants that may be identified, (ii) new information which may emerge concerning the severity of the COVID-19 pandemic, and (iii) any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic, and reduced operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2021, the Company issued 35,000 restricted shares of common stock under the terms and conditions of a certain Contractor Agreement, dated November 16, 2020.

On November 23, 2021, the Company issued 2,000,000 restricted shares of common stock as collateral, to be held in escrow, pursuant to the terms and conditions provided for in two separate Securities Purchase Agreements, Pledge and Security Agreements, Secured Convertible Promissory Notes, and Escrow Agreements, each dated November 17, 2021, and to which the Company is a guarantor for each of the 2 senior secured convertible promissory notes with each having a principal amount of up to nine hundred thirty-seven thousand five hundred Dollars ($937,500.00).

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

4.1*	Guaranty Agreement dated December 15, 2021 by and between the registrant and LAF Canada Company.

10.1	Amendment No. 1 to Share Exchange Agreement entered into and effective as of September 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.2	Amendment No. 2 to Share Exchange Agreement entered into and effective as of October 7, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2021).

10.3	Amendment No. 3 to Share Exchange Agreement entered into and effective as of October 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2021).

10.4	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Healthnet Assessments Inc. (incorporated by referenced to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021).

10.5	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and ICC Healthnet Canada Inc. (incorporated by referenced to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021).

10.6	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by referenced to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021).

10.7	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Michael Gaynor Physiotherapy Professional Corporation (incorporated by reference to Exhibit 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021).

10.8	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021).

10.9	Share Exchange Agreement, dated as of November 17, 2021, by and among the registrant, Novo Healthnet Limited, Terragenx Inc., TMS Inc., Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.10	Asset Purchase Agreement, dated as of November 17, 2021, by and between the registrant and Terence Mullins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.11	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.12	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Jefferson Street Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.13	Common Stock Purchase Warrant dated November 17, 2021 (Jefferson Street Capital, LLC as holder) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.14	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Platinum Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.15	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Platinum Point Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.16	Common Stock Purchase Warrant dated November 17, 2021 (Platinum Point Capital, LLC as holder) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.17*	Amended and Restated Master Facility License Agreement, dated December 15, 2021, by and between LAF Canada Company and Novo Healthnet Limited.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: January 18, 2022	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

