Form 10-Q
period 2022-02-28
Novo Integrated Sciences, Inc.
filed 2022-04-13
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

There were 29,913,092 shares of the Registrant’s $0.001 par value common stock outstanding as of April 11, 2022.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2022 (unaudited) and August 31, 2021

	February 28,	August 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,943,997	$8,293,162
Accounts receivable, net	1,251,973	1,468,429
Inventory	334,414	339,385
Other receivables, current portion	981,597	814,157
Prepaid expenses and other current assets	503,437	218,376
Total current assets	19,015,418	11,133,509

Property and equipment, net	6,157,621	6,070,291
Intangible assets, net	33,217,602	32,436,468
Right-of-use assets, net	2,348,391	2,543,396
Other receivables, net of current portion	522,062	692,738
Goodwill	9,058,936	9,081,879
TOTAL ASSETS	$70,320,030	$61,958,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,105,707	$1,449,784
Accrued expenses	1,199,274	1,129,309
Accrued interest (including amounts to related parties)	642,246	366,280
Government loans and notes payable, current portion	5,260,047	4,485,649
Convertible notes payable, net of discount of $302,550	1,572,450	-
Contingent liability	749,626	-
Due to related parties	473,367	478,920
Finance lease liability, current portion	17,533	23,184
Operating lease liability, current portion	533,535	530,797
Total current liabilities	11,553,785	8,463,923

Debentures, related parties	979,724	982,205
Notes payable, net of current portion	174,242	5,133,604
Convertible notes payable, net of discount of $6,943,704	9,722,962	-
Finance lease liability, net of current portion	10,854	16,217
Operating lease liability, net of current portion	1,866,858	2,057,805
Deferred tax liability	1,496,581	1,500,372
TOTAL LIABILITIES	25,805,006	18,154,126

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 28, 2022 and August 31, 2021, respectively
Common stock; $0.001par value; 499,000,000 shares authorized; 28,885,144 and 26,610,144 shares issued and outstanding at February 28, 2022 and August 31, 2021, respectively	28,885	26,610
Additional paid-in capital	60,691,723	54,579,396
Common stock to be issued (4,359,841 and 3,622,199 shares at February 28, 2022 and August 31, 2021)	10,409,457	9,236,607
Other comprehensive income	1,002,282	991,077
Accumulated deficit	(27,581,028)	(20,969,274)
Total Novo Integrated Sciences, Inc. stockholders’ equity	44,551,319	43,864,416
Noncontrolling interest	(36,295)	(60,261)
Total stockholders’ equity	44,515,024	43,804,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,320,030	$61,958,281

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 28, 2022 and 2021 (unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,869,223	$2,075,894	$6,031,150	$4,231,400

Cost of revenues	1,652,869	1,324,448	3,548,330	2,668,504

Gross profit	1,216,354	751,446	2,482,820	1,562,896

Operating expenses:
Selling expenses	26,370	602	26,538	1,845
General and administrative expenses	3,310,660	2,076,788	5,940,617	3,644,719
Total operating expenses	3,337,030	2,077,390	5,967,155	3,646,564

Loss from operations	(2,120,676)	(1,325,944)	(3,484,335)	(2,083,668)

Non operating income (expense)
Interest income	8,490	8,301	16,878	16,863
Interest expense	(1,226,182)	(22,948)	(1,294,912)	(46,889)
Amortization of debt discount	(1,463,022)	-	(1,520,862)	-
Foreign currency transaction losses	(66,814)	-	(401,368)	-
Total other income (expense)	(2,747,528)	(14,647)	(3,200,264)	(30,026)

Loss before income taxes	(4,868,204)	(1,340,591)	(6,684,599)	(2,113,694)

Income tax expense	-	-	-	-

Net loss	$(4,868,204)	$(1,340,591)	$(6,684,599)	$(2,113,694)

Net loss attributed to noncontrolling interest	(63,037)	(721)	(72,845)	(2,354)

Net loss attributed to Novo Integrated Sciences, Inc.	$(4,805,167)	$(1,339,870)	$(6,611,754)	$(2,111,340)

Comprehensive loss:
Net loss	(4,868,204)	(1,340,591)	(6,684,599)	(2,113,694)
Foreign currency translation gain	114,738	42,232	11,205	52,828
Comprehensive loss:	$(4,753,466)	$(1,298,359)	$(6,673,394)	$(2,060,866)

Weighted average common shares outstanding - basic and diluted	28,740,700	23,754,808	27,827,686	23,630,900

Net loss per common share - basic and diluted	$(0.17)	$(0.06)	$(0.24)	$(0.09)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended February 28, 2022 and 2021 (unaudited)

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)

Balance, November 30, 2021	28,645,144	28,645	55,092,070	10,409,457	887,544	(22,775,861)	43,641,855	26,387	43,668,242

Common stock for services	240,000	240	297,760	-	-	-	298,000	-	298,000
Value of warrants issued with convertible notes	-	-	5,257,466	-	-	-	5,257,466	-	5,257,466
Fair value of stock options	-	-	44,427	-	-	-	44,427	-	44,427
Foreign currency translation gain	-	-	-	-	114,738	-	114,738	355	115,093
Net loss	-	-	-	-	-	(4,805,167)	(4,805,167)	(63,037)	(4,868,204)

Balance, February 28, 2022	28,885,144	$28,885	$60,691,723	$10,409,457	$1,002,282	$(27,581,028)	$44,551,319	$(36,295)	$44,515,024

Balance, August 31, 2020	23,466,236	$23,466	$44,905,454	$-	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	21,905	22	91,978	-	-	-	92,000	-	92,000
Common stock issued for services	65,000	65	247,935	-	-	-	248,000	-	248,000
Foreign currency translation gain	-	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	23,553,141	23,553	45,245,367	-	1,210,292	(17,278,597)	29,200,615	(51,717)	29,148,898

Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for services rendered	-	-	-	375,000	-	-	375,000	-	375,000
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Fair value of vested stock options	-	-	22,215	-	-	-	22,215	-	22,215
Foreign currency translation loss	-	-	-	-	42,232	-	42,232	(965)	41,267
Net loss	-	-	-	-	-	(1,339,870)	(1,339,870)	(721)	(1,340,591)

Balance, February 28, 2021	23,801,598	$23,802	$46,155,333	$375,000	$1,252,524	$(18,618,467)	$29,188,192	$(53,403)	$29,134,789

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2022 and 2021 (unaudited)

	Six Months Ended
	February 28,	February 28,
	2022	2021
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,684,599)	$(2,113,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467,837	737,423
Fair value of vested stock options	198,562	22,215
Common stock issued for services	362,750	623,000
Operating lease expense	289,626	306,717
Amortization of debt discount	1,520,862	-
Foreign currency transaction losses	401,368	-
Changes in operating assets and liabilities:
Accounts receivable	213,125	353,649
Inventory	46,135	-
Prepaid expenses and other current assets	(285,444)	(216,568)
Accounts payable	(422,847)	(938)
Accrued expenses	(111,479)	153,807
Accrued interest	277,075	5,867
Operating lease liability	(282,703)	(301,250)
Net cash used in operating activities	(3,009,732)	(429,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(192,536)	(618)
Cash acquired with acquisition	29,291	-
Net cash used in investing activities	(163,245)	(618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(4,350)	(82,723)
Repayments of finance leases	(10,934)	-
Repayments of notes payable	(4,415,000)	-
Proceeds from the sale of common stock, net of offering costs	-	92,000
Proceeds from exercise of stock options	-	12,000
Proceeds from issuance of convertible notes, net	15,270,000	-
Net cash provided by financing activities	10,839,716	21,277

Effect of exchange rate changes on cash and cash equivalents	(15,904)	39,832

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,650,835	(369,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,293,162	2,067,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,943,997	$1,698,437

CASH PAID FOR:
Interest	$1,294,912	$32,936
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for intangible assets	$188,925	$960,000
Common stock to be issued for acquisition	$983,925	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2022 and 2021 (unaudited)

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

The Company owns Canadian and U.S. subsidiaries which provide, or intend to provide, essential and differentiated solutions to the delivery of multidisciplinary primary care and related wellness products through the integration of medical technology, interconnectivity, advanced therapeutics, diagnostic solutions, unique personalized product offerings, and rehabilitative science.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of February 28, 2022, all corporate clinics were open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia Inc.(“Acenzia”), Terragenx Inc. (“Terragenx”) and PRO-DIP, LLC (“PRO-DIP”) are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended February 28, 2022. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, that the Company filed on December 14, 2021. The results of operations for the six months ended February 28, 2022 are not necessarily indicative of the results for the fiscal year ending August 31, 2022. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying condensed consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the condensed consolidated statement of operations and comprehensive loss. The following table details the exchange rates used for the respective periods:

	February 28, 2022	February 28, 2021	August 31, 2021

Period end: CAD to USD exchange rate	$0.7897	$0.7851	$0.7917
Average period: CAD to USD exchange rate	$0.7911	$0.7720	$0.7885

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Acenzia, Novomerica Health Group, Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC, a 91% controlling interest in Terragenx, Inc., an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive). Novomerica Health Group, Inc. is a Nevada corporation, PRO-DIP is a New York state LLC while all other Company subsidiaries are incorporated under Canada federal laws, the laws of the Province of Ontario, Canada, or New Brunswick, Canada. All intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 28, 2022, and August 31, 2021, the allowance for uncollectible accounts receivable was $1,054,599 and $1,097,628, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of February 28, 2022 and August 31, 2021, the Company’s allowance for slow moving or obsolete inventory was $1,064,025 and $1,066,721, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair value is reduced for the cost of disposal. Based on its review at February 28, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at February 28, 2022, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019 and Acenzia, Inc. during fiscal year ended August 31, 2021. Based on its review at February 28, 2022, the Company believes there was no impairment of its goodwill. As of August 31, 2021, the Company performed the required impairment reviews and determined that an impairment charge of $99,593 related to the goodwill for Executive Fitness Leaders was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of other receivables, and current liabilities, including accounts payable, current portion of notes payable, due to related parties, current portion of convertible notes payable and current portion of finance lease liability, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of February 28, 2022 and August 31, 2021, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value.

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

Sales returns and allowances were insignificant for the periods ended February 28, 2022 and 2021. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,624,849 and 1,849,600 options/warrants outstanding as of February 28, 2022 and 2021, respectively. In addition, at February 28, 2022, there were outstanding convertible notes that could convert into 8,893,035 shares of common stock. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,002,282 and $991,077 at February 28, 2022 and August 31, 2021, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At February 28, 2022 and August 31, 2021, the amount due to related parties was $473,367 and $478,920, respectively. At February 28, 2022, $401,681 was non-interest bearing, $22,725 bears interest at 6% per annum, and $48,961 bears interest at 13.75% per annum. At August 31, 2021, $407,052 was non-interest bearing, $22,783 bears interest at 6% per annum, and $49,085 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, net

Accounts receivables, net at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Trade receivables	$2,171,751	$2,411,499
Amounts earned but not billed	134,821	154,558
	2,306,572	2,566,057
Allowance for doubtful accounts	(1,054,599)	(1,097,628)
Accounts receivable, net	$1,251,973	$1,468,429

Note 5 – Inventory

Inventory at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Raw materials	$991,497	$1,017,566
Work in process	144,262	144,628
Finished Goods	262,680	243,912
	1,398,439	1,406,106
Allowance for slow moving and obsolete inventory	(1,064,025)	(1,066,721)
Inventory, net	$334,414	$339,385

Note 6 – Other Receivables

Other receivables at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (currently in default; if the receivable is not repaid, the Company plans to foreclose on the clinic that secures this receivable)	$296,138	$296,888
Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2023, as amended	78,970	79,170
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due May 1, 2023, as amended	225,924	225,924
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due August 1, 2022, as amended	507,777	509,063
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2022, as amended	394,850	395,850
Total other receivables	1,503,659	1,506,895
Current portion	(981,597)	(814,157)
Long-term portion	$522,062	$692,738

Note 7 – Property and Equipment

Property and equipment at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Land	$473,821	$475,020
Building	3,553,651	3,562,650
Leasehold improvements	853,666	691,318
Clinical equipment	1,960,449	1,875,537
Computer equipment	25,935	24,679
Office equipment	49,787	46,510
Furniture and fixtures	40,915	41,019
	6,958,224	6,716,733
Accumulated depreciation	(800,603)	(646,442)
Total	$6,157,621	$6,070,291

Depreciation expense for the six months ended February 28, 2022 and 2021 was $156,067 and $43,938, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	11,487,882	9,388,065
Customer relationships	785,316	787,304
Brand names	2,060,722	2,065,941
Assembled workforce	419,940	421,003
	37,498,658	35,407,111
Accumulated amortization	(4,281,056)	(2,970,643)
Total	$33,217,602	$32,436,468

Amortization expense for the six months ended February 28, 2022 and 2021 was $1,311,770 and $693,485, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending February 28,
2023	$2,772,108
2024	2,772,108
2025	2,772,108
2026	2,772,108
2027	2,378,089
Thereafter	19,751,081
Total	$33,217,602

Note 9 – Accrued Expenses

Accrued expenses at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Accrued liabilities	$957,772	$811,660
Accrued payroll	202,868	279,018
Unearned revenue	38,634	38,631
	$1,199,274	$1,129,309

Note 10 – Government Loans and Notes Payable

Notes payable at February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	110,558	63,336

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2019; accrues interest at 3% per annum; secured by land, building and personal property; due June 30, 2022.	5,252,749	5,069,858

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 31, 2028	30,662	30,739

Note payable dated June 24, 2021; accrues interest at 9% per annum; secured by real property of Acenzia; lender at its sole discretion may require monthly principal payments of $950,000 after December 24, 2021; any unpaid principal and interest due on June 24, 2022. This note was repaid during the six months ended February 28, 2022.	-	4,415,000
Total government loans and notes payable	5,434,289	9,619,253
Less current portion	(5,260,047)	(4,485,649)
Long-term portion	$174,242	$5,133,604

(A)	The Government of Canada launched the Canada Emergency Business Account loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$63,176 at February 28, 2022), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 (US$47,382 at February 28, 2022) under the same terms.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the six months ended February 28, 2021, recorded a total of approximately $101,800 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. During the six months ended February 28, 2022, the Company did not receive any wage subsidies.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending February 28,
2023	$5,260,047
2024	115,455
2025	5,338
2026	5,785
2027	6,238
Thereafter	41,426
Total	$5,434,289

Note 11 – Convertible Notes Payable

Novo Integrated

On December 14, 2021, Novo Integrated, issued two convertible notes payable for a total of $16,666,666. The notes accrue interest at 5% per annum and are due on June 14, 2023. The notes are secured by all assets of the Company. The notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $2.00 per share.

In connection with the convertible notes payable, the Company issued the note holders warrants to purchase a total of 5,833,334 shares of the Company’s common stock at a price of $2.00 per share. The warrants expire on December 14, 2025. The Company first determined the value of the convertible notes payable and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,680,156 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 4.0 year
●	Volatility of 275%;
●	Dividend yield of 0%;
●	Risk free interest rate of 1.23%

The face amount of the convertible notes payable of $16,666,666 was proportionately allocated to the convertible notes payable and the warrant in the amount of $11,409,200 and $5,257,466, respectively. The amount allocated to the warrants of $5,257,466 was recorded as a discount to the convertible note and as additional paid in capital. The convertible notes payable contained an original issue discount totaling $1,666,666 and the Company also incurred $1,140,000 in loan fees in connection with this convertible notes. The combined total discount is $8,064,132 and will be amortized over the life of the convertible notes. During the six months ended February 28, 2022, the Company amortized $1,120,428 of the debt discount and as February 28, 2022, the unamortized debt discount was $6,943,704.

Terragenx

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000. The notes accrue interest at 1% per annum and are due on May 17, 2022. The notes are secured by all assets of the Company. The notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $3.35 per share.

In connection with the convertible notes payable, the Company issued the note holders warrants to purchase a total of 223,880 shares of the Company’s common stock at a price of $3.35 per share. The warrants expire on November 17, 2024. The Company first determined the value of the convertible notes payable and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $351,240 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 3.0 year
●	Volatility of 300%;
●	Dividend yield of 0%;
●	Risk free interest rate of 0.85%

The face amount of the convertible notes payable of $1,875,000 was proportionately allocated to the convertible notes payable and the warrant in the amount of $1,579,176 and $295,824, respectively. The amount allocated to the warrants of $295,824 was recorded as a discount to the convertible note and as additional paid in capital. The convertible notes payable contained an original issue discount totaling $375,000 and the Company also incurred $90,000 in loan fees in connection with this convertible notes. The combined total discount is $760,824 and will be amortized over the life of the convertible notes. During the six months ended February 28, 2022, the Company amortized $400,434 of the debt discount and as February 28, 2022, the unamortized debt discount was $302,550.

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

At February 28, 2022 and August 31, 2021, the amount of debentures outstanding was $979,724 and $982,205, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of February 28, 2022 and August 31, 2021:

		February 28,	August 31,
		2022	2021
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,348,391	$2,543,396
Total lease assets		$2,348,391	$2,543,396

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$533,535	$530,797
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,866,858	2,057,805
Total lease liability		$2,400,393	$2,588,602

Future minimum operating lease payments are as follows:

Twelve Months Ending February 28,
2022	$706,646
2023	546,138
2024	429,308
2025	371,390
2026	383,475
Thereafter	558,151
Total payments	2,995,108
Amount representing interest	(594,715)
Lease obligation, net	2,400,393
Less lease obligation, current portion	(533,535)
Lease obligation, long-term portion	$1,866,858

During the six months ended February 28, 2022, the Company entered into new lease obligation of $101,348.

The lease expense for the six months ended February 28, 2022 and 2021 was $392,160 and $415,643, respectively. The cash paid under operating leases for the six months ended February 28, 2022 and 2021 was $381,533 and $410,175, respectively. At February 28, 2022, the weighted average remaining lease terms were 5.71 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at February 28, 2022 and August 31, 2021 is as follows:

	February 28,	August 31,
	2022	2021

Cost	$209,457	$209,457
Accumulated amortization	(164,419)	(136,491)
Net book value	$45,038	$72,966

Future minimum finance lease payments are as follows:

Twelve Months Ending February 28,
2023	$18,328
2024	9,694
2025	808
Total payments	28,830
Amount representing interest	(443)
Lease obligation, net	28,387
Less lease obligation, current portion	(17,533)
Lease obligation, long-term portion	$10,854

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 28, 2022 and August 31, 2021, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At February 28, 2022 and August 31, 2021 there were 28,885,144 and 26,610,144 common shares issued and outstanding, respectively.

During the six months ended February 28, 2022, the Company issued:

●	35,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $64,750. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on September 16, 2021.

●	2,000,000 restricted shares of common stock as collateral to be held in escrow pursuant to the terms and conditions provided for in a certain Securities Purchase Agreement, Pledge and Security Agreement, Secured Convertible Promissory Note, and Escrow Agreement, all dated November 17, 2021 to which the Company is a guarantor for that certain senior secured convertible promissory note in the principal amount of up to $1,875,000. The shares were issued on November 23, 2021. The Company value these shares at $0 since they are being held in escrow and will only be released to the convertible note holders upon certain conditions, including default on the notes.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $65,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on December 20, 2021.

●	25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $30,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	65,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $78,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $60,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $64,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on February 24, 2022.

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

On January 16, 2018, the Company’s Board of Directors and stockholders, holding a majority of the Company’s outstanding common stock, approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of February 28, 2022, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders, holding a majority of the Company’s outstanding common stock, approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan is eligible to be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of February 28, 2022, the 2021 Plan has 4,039,315 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	1,849,600	2.29	3.14	$218,240
Granted	329,985	1.41
Forfeited	-
Exercised	-
Outstanding, February 28, 2022	2,179,585	2.16	2.99	$16,919
Exercisable, February 28, 2022	1,897,600	$2.28	2.69	$-

The exercise price for stock options outstanding at February 28, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
281,985	$1.33	-	$1.33
997,000	1.60	997,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
5,000	5.00	5,000	5.00
2,179,585		1,897,600

For options granted during the six months ended February 28, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.37, and the weighted-average exercise price of such options was $1.41. No options were granted during the six months ended February 28, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

For options granted during the six months ended February 28, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.76, and the weighted-average exercise price of such options was $3.80. No options were granted during the six months ended February 28, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $198,562 and $22,215 during the six months ended February 28, 2022 and 2021, respectively. At February 28, 2022, the unamortized stock option expense was $365,321, which will be amortized into expense through February 2023.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the six months ended February 28, 2022 and 2021:

	2022	2021

Risk-free interest rate	0.93 to 1.89%	0.42%
Expected life of the options	2.5 years	2.5 years
Expected volatility	281%	268%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	2,388,050	3.35	5.12	$-
Granted	6,057,214	2.05
Forfeited	-
Exercised	-
Outstanding, February 28, 2022	8,445,264	2.42	4.00	$-
Exercisable, February 28, 2022	8,445,264	$2.42	4.00	$-

The exercise price for warrants outstanding at February 28, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
5,833,334	$2.00
2,611,930	3.35
8,445,264

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s condensed consolidated financial position as of February 28, 2022, results of operations, cash flows or liquidity of the Company.

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

In addition, the Company will issue 500,000 shares of the Company’s common stock to Terry Mullins as part of an employment agreement that is considered part of the purchase price. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for accounting purposes was $983,925. The Company acquired Terragenx to complement several of the Company’s growth initiatives including (i) to build a health science related IP portfolio, and (ii) through either acquisition, internal development, or third-party licensing distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and over-the-counter preventative and maintenance care solutions. This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until February 28, 2022, Terragenx had revenues of $245,658 and a net loss of $790,193.

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

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying unaudited condensed consolidated balance sheets since the conditions for payment have not been met as of February 28, 2022. The amounts assigned to assets acquired are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

MiTelemed+

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of February 28, 2022, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

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

The following tables summarize the Company’s segment information for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Sales
Healthcare services	$1,873,577	$2,075,894	$4,053,200	$4,231,400
Product manufacturing and development	995,646	-	1,977,950	-
Corporate	-	-	-	-
	$2,869,223	$2,075,894	$6,031,150	$4,231,400

Gross profit
Healthcare services	$760,424	$751,446	$1,560,066	$1,562,896
Product manufacturing and development	455,930	-	922,754	-
Corporate	-	-	-	-
	$1,216,354	$751,446	$2,482,820	$1,562,896

Loss from operations
Healthcare services	$(265,217)	$(319,686)	$(376,322)	$(354,583)
Product manufacturing and development	(504,145)	-	(845,690)	-
Corporate	(1,351,314)	(1,006,258)	(2,262,323)	(1,729,085)
	$(2,120,676)	$(1,325,944)	$(3,484,335)	$(2,083,668)

Depreciation and amortization
Healthcare services	$71,505	$22,328	$146,111	$43,938
Product manufacturing and development	334,450	-	586,526	-
Corporate	367,600	357,171	735,200	693,485
	$773,555	$379,499	$1,467,837	$737,423

Capital expenditures
Healthcare services	$72,139	$618	$176,981	$618
Product manufacturing and development	-	-	15,555	-
Corporate	-	-	-	-
	$72,139	$618	$192,536	$618

Interest expenses
Healthcare services	$20,027	$22,948	$40,154	$46,889
Product manufacturing and development	923,843	-	972,446	-
Corporate	282,312	-	282,312	-
	$1,226,182	$22,948	$1,294,912	$46,889

Net loss
Healthcare services	$(282,717)	$(340,259)	$(411,524)	$(396,359)
Product manufacturing and development	(1,837,396)	-	(2,619,938)	-
Corporate	(2,748,091)	(1,000,332)	(3,653,137)	(1,717,335)
	$(4,868,204)	$(1,340,591)	$(6,684,599)	$(2,113,694)

	As of	As of
	February 28,	August 31,
	2022	2021
Total assets
Healthcare services	$6,448,799	$7,318,888
Product manufacturing and development	24,161,243	21,427,285
Corporate	39,709,988	33,212,108
	$70,320,030	$61,958,281

Accounts receivable
Healthcare services	$763,682	$953,919
Product manufacturing and development	488,291	514,510
Corporate	-	-
	$1,251,973	$1,468,429
Intangible assets
Healthcare services	$-	$-
Product manufacturing and development	7,882,039	6,365,705
Corporate	25,335,563	26,070,763
	$33,217,602	$32,436,468

Goodwill
Healthcare services	$555,949	$557,357
Product manufacturing and development	8,502,987	8,524,522
Corporate	-	-
	$9,058,936	$9,081,879

Note 18 – Subsequent Events

Share Exchange Agreement to Acquire 50.1% of 12858461 Canada Corp.

On March 1, 2022, the Company and NHL completed a Share Exchange Agreement (the “1285 SEA”) with 12858461 Canada Corp. (“1285”), a Canada federal corporation in the business of providing clinic-based physiotherapy and related ancillary services and products, and Prashant A. Jani, a Canadian citizen and sole shareholder of 1285 (the “1285 Shareholder”) to acquire 50.1% ownership of 1285 for a purchase price of $68,000 (the “1285 Purchase Price”) paid with the issuance, by NHL to the 1285 Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 17,000 restricted shares of the Company’s common stock (the “Parent 1285 SEA Shares”) at the determination of the 1285 Shareholder. The number of Parent 1285 SEA Shares was calculated by dividing the 1285 Purchase Price by $4.00 per share.

Asset Purchase Agreement with Poling Taddeo Hovius Physiotherapy Professional Corp., operating as Fairway Physiotherapy and Sports Injury Clinic

On March 1, 2022, the Company and NHL completed an Asset Purchase Agreement (the “PTHPC APA”) with Poling Taddeo Hovius Physiotherapy Professional Corp. (“PTHPC”), operating a clinic-based physiotherapy, rehabilitative, and related ancillary services and products business known as Fairway Physiotherapy and Sports Injury Clinic (“FAIR”), and Jason Taddeo, a Canadian citizen and the sole shareholder of PTHPC (the “PTHPC Shareholder”), Under the terms and conditions of the PTHPC APA, PTHPC agreed to sell, assign and transfer to NHL, free and clear of all encumbrances, other than permitted encumbrances, and NHL agreed to purchase from PTHPC all of PTHPC’s right, title and interest in and to all of its assets related to FAIR and the FAIR Business, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated. Under the terms and conditions of the PTHPC APA, the purchase price is $627,000 (the “FAIR Purchase Price”) paid with the issuance, by NHL to the PTHPC Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 156,750 restricted shares of the Company’s common stock (the “Parent PTHPC APA Shares”) at the determination of the PTHPC Shareholder. The number of Parent PTHPC APA Shares was calculated by dividing the FAIR Purchase Price by $4.00 per share.

Membership Interest Purchase Agreement with Clinical Consultants International LLC

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, Clinical Consultants International LLC (“CCI”), each of the members of CCI (the “Members”), and Dr. Joseph Chalil as the representative of the Members.

Pursuant to the terms of the CCI Agreement, the parties agreed to enter into a business combination transaction (the “CCI Acquisition”), pursuant to which, among other things, the Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock.

Pursuant to the terms of the Agreement, the Company agreed to (i) name, at the Closing, Dr. Chalil as the Chief Medical Officer of the Company and the President of Novomerica Healthcare Group, Inc., which is a wholly owned subsidiary of the Company, (ii) enter into an employment agreement with Dr. Chalil, and (iii) name Dr. Chalil to the Company’s Board of Directors.

The Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by either party if the conditions to Closing of an opposing party have not been satisfied or waived by the applicable party on or prior to April 15, 2022. The CCI Acquisition closed on April 5, 2022. See “—Closing of CCI Acquisition” below.

Restricted Stock Issuance for 2-year Independent Contractor Agreements

On March 18, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

On March 18, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

Closing of CCI Acquisition

On April 5, 2022, the CCI Acquisition closed. As a result, immediately after the Closing on April 5, 2022, the Company owned 100% of the issued and outstanding membership interests of CCI. On April 7, 2022, the Company issued an aggregate of 800,000 restricted shares of the Company’s common stock to the Members in connection with the CCI Acquisition and pursuant to the terms of the CCI Agreement.

Appointment of Dr. Chalil as the Company’s Chief Medical Officer and President of Novomerica Healthcare Group, Inc.

In connection with the closing of the CCI Acquisition and pursuant to the terms of the CCI Agreement, on April 5, 2022, the Company named Dr. Chalil as the Company’s Chief Medical Officer, and the President of Novomerica Healthcare Group, Inc., a wholly owned subsidiary of the Company formed for expansion of certain medically related business in the U.S. (“NHG”). Pursuant to the terms of the CCI Agreement, the Company expects to appoint Dr. Chalil as a member of the Company’s Board of Directors in the near future.

Chalil Employment Agreement

In connection with Dr. Chalil’s appointment as the Company’s Chief Medical Officer and NHG’s President, the Company entered into an executive agreement (the “Chalil Agreement”) with Dr. Chalil on April 5, 2022. Pursuant to the terms of the Chalil Agreement, the Company agreed to pay Dr. Chalil an annual base salary of $400,000. In addition, the Company agreed to pay Dr. Chalil an amount equal to 10% of the net income of CCI in excess of $450,000 for each calendar year during the term of the Chalil Agreement (the “Revenue Share Payment”).

Dr. Chalil will also receive bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the Chalil Agreement, with the following milestone bonus parameters:

(a)	For each and every $50 million Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Dr. Chalil will receive $250,000, or 0.5% of $50 million, in Company common stock. For the sake of clarity, Dr. Chalil will only be issued compensation based on $50 million MCV increments; there will be no compensation issued for anything above $50 million until the subsequent $50 million MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until the requisition date as provided in writing, by Dr. Chalil, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company sustaining a MCV of $2 billion for no less than 30 days (the “2B Bonus Event”), Dr. Chalil will receive $20 million, or 1% of $1 billion, in restricted shares of Company common stock. The 2B Bonus Event stock will be issued within 30 days of the 2B Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

(c)	For each additional $1 billion MCV, beyond the 2B Bonus Event and commencing when the Company MCV reaches $3 billion sustained for no less than 30 days, Dr. Chalil will receive $10 million, or 1% of $1 billion, in restricted shares of the Company’s common stock. Dr. Chalil may choose to have this stock issued within 30 days of each additional $1 billion MCV event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

The Company may also issue to Dr. Chalil equity awards as determined by the Board of Directors.

The term of the Chalil Agreement ends on the earlier of (i) April 5, 2025, and (ii) the time of the termination of Dr. Chalil’s employment pursuant to the terms of the Chalil Agreement. The term of the Chalil Agreement will be automatically extended for one or more additional terms of one year each unless either party provided notice to the other party of their desire to not renew at least 30 days prior to expiration of the then-current term.

The Company may terminate the Chalil Agreement at any time for Cause (as defined in the Chalil Agreement) or without Cause, and Dr. Chalil may terminate the Chalil Agreement at any time with or without Good Reason (as defined in the Chalil Agreement. If the Company terminates the Chalil Agreement without Cause or Dr. Chalil terminates the Chalil Agreement with Good Reason, (i) the Company will pay to Dr. Chalil any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses incurred by Dr. Chalil in each case through the termination date; (ii) the Company will pay to Dr. Chalil, in one lump sum, an amount equal to the greater of (1) the base salary that would have been paid to Dr. Chalil for the remainder of the then-current term, and (2) the total base salary that would have been paid to Dr. Chalil for a one year period based on the base salary as of the date of termination, and the Revenue Share Payment for the calendar year in which such termination occurs; and (iii) any equity grant already made to Dr. Chalil will, to the extent not already vested, be deemed automatically vested.

Promissory Note Conversions

On December 14, 2021, the Company issued to certain accredited institutional investors senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions. Between March 1, 2022 and April 11, 2022 of this Quarterly Report on Form 10-Q, an aggregate of $305,000 in principal of these notes and $889 in interest on these notes was converted, resulting in the issuance by the Company of an aggregate of 152,948 shares of common stock upon such conversions.

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

Second Pillar – Interconnected Technology for Virtual Ecosystem of Services, Products and Digital Health Offerings

Decentralization through the integration of interconnected technology platforms has been adopted and is thriving in a variety of sectors and industries such as transportation (Uber, Lyft), real estate (Zillow, Redfin, Airbnb, VRBO), used car sales (Carvana, Vroom), stock and financial markets (Robinhood, Acorns, Webull) and so many other sectors. Yet decentralization of the non-critical primary care and wellness sector of healthcare is lagging significantly in capability and benefit for patient access and delivery of services and products. The COVID-19 pandemic has taught both patients and healthcare providers the viability, importance, and benefits of decentralized access to primary care simply through the rapid adoption of telehealth/telemedicine.

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

We have two reportable segments: healthcare services and product manufacturing and development. During the quarter ended February 28, 2022, revenues from healthcare services and product manufacturing and development represented 65.3% and 34.7%, respectively, of the Company’s total revenues for the quarter. We expect the percentage of revenues generated from the product manufacturing and development segment to increase at a greater rate than the revenue generated from healthcare services over the coming quarters.

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

Stock Option Grant to Independent Directors

On February 23, 2022, the Company granted, pursuant to the Company’s 2021 Equity Incentive Plan, a stock option to purchase 93,955 shares of common stock at an exercise price of $1.33 to each of the Company’s independent directors, Alex Flesias, Robert Oliva and Michael Pope. Each stock option vests, and becomes exercisable, (i) with respect to 7,833 shares each month, beginning on the date of grant, until December 23, 2022, and (ii) with respect 7,832 shares on January 23, 2023. Each stock option expires on February 23, 2027. The stock option grants were previously approved by the Company’s Board of Directors on January 26, 2021 and are consistent with the letter agreements dated January 26, 2021, between the Company and Messrs. Flesias, Oliva and Pope.

Share Exchange Agreement to Acquire 50.1% of 12858461 Canada Corp.

On March 1, 2022, the Company and NHL completed a Share Exchange Agreement (the “1285 SEA”) with 12858461 Canada Corp. (“1285”), a Canada federal corporation in the business of providing clinic-based physiotherapy and related ancillary services and products, and Prashant A. Jani, a Canadian citizen and sole shareholder of 1285 (the “1285 Shareholder”) to acquire 50.1% ownership of 1285 for a purchase price of $68,000 (the “1285 Purchase Price”) paid with the issuance, by NHL to the 1285 Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 17,000 restricted shares of the Company’s common stock (the “Parent 1285 SEA Shares”) at the determination of the 1285 Shareholder. The number of Parent 1285 SEA Shares was calculated by dividing the 1285 Purchase Price by $4.00 per share.

Asset Purchase Agreement with Poling Taddeo Hovius Physiotherapy Professional Corp., operating as Fairway Physiotherapy and Sports Injury Clinic

On March 1, 2022, the Company and NHL completed an Asset Purchase Agreement (the “PTHPC APA”) with Poling Taddeo Hovius Physiotherapy Professional Corp. (“PTHPC”), operating a clinic-based physiotherapy, rehabilitative, and related ancillary services and products business known as Fairway Physiotherapy and Sports Injury Clinic (“FAIR”), and Jason Taddeo, a Canadian citizen and the sole shareholder of PTHPC (the “PTHPC Shareholder”), Under the terms and conditions of the PTHPC APA, PTHPC agreed to sell, assign and transfer to NHL, free and clear of all encumbrances, other than permitted encumbrances, and NHL agreed to purchase from PTHPC all of PTHPC’s right, title and interest in and to all of its assets related to FAIR and the FAIR Business, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated. Under the terms and conditions of the PTHPC APA, the purchase price is $627,000 (the “FAIR Purchase Price”) paid with the issuance, by NHL to the PTHPC Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 156,750 restricted shares of the Company’s common stock (the “Parent PTHPC APA Shares”) at the determination of the PTHPC Shareholder. The number of Parent PTHPC APA Shares was calculated by dividing the FAIR Purchase Price by $4.00 per share.

Membership Interest Purchase Agreement with Clinical Consultants International LLC

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, Clinical Consultants International LLC (“CCI”), each of the members of CCI (the “Members”), and Dr. Joseph Chalil as the representative of the Members.

Pursuant to the terms of the CCI Agreement, the parties agreed to enter into a business combination transaction (the “CCI Acquisition”), pursuant to which, among other things, the Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock.

Pursuant to the terms of the CCI Agreement, the Company agreed to (i) name, at the Closing, Dr. Chalil as the Chief Medical Officer of the Company and the President of Novomerica Healthcare Group, Inc., which is a wholly owned subsidiary of the Company, (ii) enter into an employment agreement with Dr. Chalil, and (iii) name Dr. Chalil to the Company’s Board of Directors.

The CCI Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by either party if the conditions to Closing of an opposing party have not been satisfied or waived by the applicable party on or prior to April 15, 2022. The CCI Acquisition closed on April 5, 2022. See “—Closing of CCI Acquisition” below.

Restricted Stock Issuance for 2-year Independent Contractor Agreements

On March 18, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

On March 18, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

Closing of CCI Acquisition

On April 5, 2022, the CCI Acquisition closed. As a result, immediately after the Closing on April 5, 2022, the Company owned 100% of the issued and outstanding membership interests of CCI. On April 7, 2022, the Company issued an aggregate of 800,000 restricted shares of the Company’s common stock to the Members in connection with the CCI Acquisition and pursuant to the terms of the CCI Agreement.

Appointment of Dr. Chalil as the Company’s Chief Medical Officer and President of Novomerica Healthcare Group, Inc.

In connection with the closing of the CCI Acquisition and pursuant to the terms of the CCI Agreement, on April 5, 2022, the Company named Dr. Chalil as the Company’s Chief Medical Officer, and the President of Novomerica Healthcare Group, Inc., a wholly owned subsidiary of the Company formed for expansion of certain medically related business in the U.S. (“NHG”). Pursuant to the terms of the CCI Agreement, the Company expects to appoint Dr. Chalil as a member of the Company’s Board of Directors in the near future.

Chalil Employment Agreement

In connection with Dr. Chalil’s appointment as the Company’s Chief Medical Officer and NHG’s President, the Company entered into an executive agreement (the “Chalil Agreement”) with Dr. Chalil on April 5, 2022. Pursuant to the terms of the Chalil Agreement, the Company agreed to pay Dr. Chalil an annual base salary of $400,000. In addition, the Company agreed to pay Dr. Chalil an amount equal to 10% of the net income of CCI in excess of $450,000 for each calendar year during the term of the Chalil Agreement (the “Revenue Share Payment”).

Dr. Chalil will also receive bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the Chalil Agreement, with the following milestone bonus parameters:

(a)	For each and every $50 million Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Dr. Chalil will receive $250,000, or 0.5% of $50 million, in Company common stock. For the sake of clarity, Dr. Chalil will only be issued compensation based on $50 million MCV increments; there will be no compensation issued for anything above $50 million until the subsequent $50 million MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until the requisition date as provided in writing, by Dr. Chalil, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company sustaining a MCV of $2 billion for no less than 30 days (the “2B Bonus Event”), Dr. Chalil will receive $20 million, or 1% of $1 billion, in restricted shares of Company common stock. The 2B Bonus Event stock will be issued within 30 days of the 2B Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

(c)	For each additional $1 billion MCV, beyond the 2B Bonus Event and commencing when the Company MCV reaches $3 billion sustained for no less than 30 days, Dr. Chalil will receive $10 million, or 1% of $1 billion, in restricted shares of the Company’s common stock. Dr. Chalil may choose to have this stock issued within 30 days of each additional $1 billion MCV event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

The Company may also issue to Dr. Chalil equity awards as determined by the Board of Directors.

The term of the Chalil Agreement ends on the earlier of (i) April 5, 2025, and (ii) the time of the termination of Dr. Chalil’s employment pursuant to the terms of the Chalil Agreement. The term of the Chalil Agreement will be automatically extended for one or more additional terms of one year each unless either party provided notice to the other party of their desire to not renew at least 30 days prior to expiration of the then-current term.

The Company may terminate the Chalil Agreement at any time for Cause (as defined in the Chalil Agreement) or without Cause, and Dr. Chalil may terminate the Chalil Agreement at any time with or without Good Reason (as defined in the Chalil Agreement. If the Company terminates the Chalil Agreement without Cause or Dr. Chalil terminates the Chalil Agreement with Good Reason, (i) the Company will pay to Dr. Chalil any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses incurred by Dr. Chalil in each case through the termination date; (ii) the Company will pay to Dr. Chalil, in one lump sum, an amount equal to the greater of (1) the base salary that would have been paid to Dr. Chalil for the remainder of the then-current term, and (2) the total base salary that would have been paid to Dr. Chalil for a one year period based on the base salary as of the date of termination, and the Revenue Share Payment for the calendar year in which such termination occurs; and (iii) any equity grant already made to Dr. Chalil will, to the extent not already vested, be deemed automatically vested.

Promissory Note Conversions

On December 14, 2021, the Company issued to certain accredited institutional investors senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions. Between March 1, 2022 and April 11, 2022 of this Quarterly Report on Form 10-Q, an aggregate of $305,000 in principal of these notes and $889 in interest on these notes was converted, resulting in the issuance by the Company of an aggregate of 152,948 shares of common stock upon such conversions.

For the three months ended February 28, 2022 compared to the three months ended February 28, 2021

Revenues for the three months ended February 28, 2022 were $2,869,223, representing an increase of $793,329, or 38.2%, from $2,075,894 for the same period in 2021. The increase in revenue is principally due to the acquisition of Acenzia, Inc. in June 2021 and Terragenx in November 2021. Acenzia’s and Terragenx’ revenue for the three months ended February 28, 2022 was $749,345 and $245,658, respectively. Revenue from our healthcare services decreased by 9.7% when comparing the revenue for the three months ended February 28, 2022 to the same period in 2021 primarily due to a COVID-19 surge in Ontario province Canada limiting clinic and eldercare patient-practitioner direct personal interaction.

Cost of revenues for the three months ended February 28, 2022 were $1,652,869, representing an increase of $328,421 or 24.8%, from $1,324,448 for the same period in 2021. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue was 57.6% for the three months ended February 28, 2022 and 63.8% for same period in 2021. The decrease in cost of revenues as a percentage of revenue is principally due to revenue generated by Acenzia and Terragenx that had a cost of revenue of approximately 46%.

Operating costs for the three months ended February 28, 2022 were $3,337,030, representing an increase of $1,259,640, or 60.6%, from $2,077,390 for the same period in 2021. The increase in operating costs is principally due to the increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $1,133,000 for the three months ended February 28, 2022. In subsequent quarters, this increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. An increase in legal and professional fees also contributed to the increase in operating expenses.

Interest expense for the three months ended February 28, 2022 was $1,226,182, representing an increase of $1,203,234, or 5,243%, from $22,948 for the same period in 2021. The increase is due to issuance of convertible notes for $1,875,000 in November 2021 and $16,666,666 in December 2021, plus penalty interest paid in connection with the early repayment of a note payable of approximately $4,415,000.

Amortization of debt discount for the three months ended February 28, 2022 was $1,463,022, representing an increase of $1,463,022 from $0 for the same period in 2021. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction losses for the three months ended February 28, 2022 was $66,814 compared to $0 for the same period in 2021. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar decreased during the second fiscal quarter of 2022; therefore creating a foreign currency transaction loss as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended February 28, 2022 was $4,805,167, representing an increase of $3,465,297, or 258.6%, from $1,339,870 for the same period in 2021. The increase in net loss is principally due to (i) an increase in foreign currency transaction losses, (ii) an increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $1,133,000 for the three months ended February 28, 2022, (iii) an increase in interest expense and (iv) in increase in amortization of debt discounts.

For the six months ended February 28, 2022 compared to the six months ended February 28, 2021

Revenues for the six months ended February 28, 2022 were $6,031,150, representing an increase of $1,799,750, or 42.5%, from $4,231,400 for the same period in 2021. The increase in revenue is principally due to the acquisition of Acenzia, Inc. in June 2021 and Terragenx in November 2021. Acenzia’s and Terragenx’ revenue for the six months ended February 28, 2022 was $1,731,197 and $245,658, respectively. Revenue from our healthcare services decreased by 4.2% when comparing the revenue for the six months ended February 28, 2022 to the same period in 2021.

Cost of revenues for the six months ended February 28, 2022 were $3,548,330, representing an increase of $879,826 or 33.0%, from $2,668,504 for the same period in 2021. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue was 58.8% for the six months ended February 28, 2022 and 63.1% for same period in 2021. The decrease in cost of revenues as a percentage of revenue is principally due to revenue generated by Acenzia and Terragenx that had a cost of revenue of approximately 47%.

Operating costs for the six months ended February 28, 2022 were $5,967,155, representing an increase of $2,320,591, or 63.6%, from $3,646,564 for the same period in 2021. The increase in operating costs is principally due to the increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $1,941,000 for the six months ended February 28, 2022. In subsequent quarters, this increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. An increase in legal and professional fees also contributed to the increase in operating expenses for the six months ended February 28, 2022.

Interest expense for the six months ended February 28, 2022 was $1,294,912, representing an increase of $1,248,023, or 2,662%, from $46,889 for the same period in 2021. The increase is due to issuance of convertible notes for $1,875,000 in November 2021 and $16,666,666 in December 2021, plus penalty interest paid in connection with the early repayment of a note payable of approximately $4,415,000.

Amortization of debt discount for the six months ended February 28, 2022 was $1,520,862, representing an increase of $1,520,862 from $0 for the same period in 2021. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction losses for the six months ended February 28, 2022 was $401,368 compared to $0 for the same period in 2021. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar has decreased since August 31, 2021; therefore creating a foreign currency transaction loss as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the six months ended February 28, 2022 was $6,611,754, representing an increase of $4,500,414, or 213.2%, from $2,111,340 for the same period in 2021. The increase in net loss is principally due (i) an increase in foreign currency transaction losses, (ii) an increase in overhead expenses associated with the acquisitions of Acenzia, PRO-DIP, and Terragenx which was approximately $1,941,000 for the six months ended February 28, 2022, (iii) an increase in interest expense and (iv) in increase in amortization of debt discounts.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended February 28, 2022, the Company had a net loss of $6,684,599.

During the six months ended February 28, 2022, the Company used cash in operating activities of $3,009,732 compared to $429,772 for the same period in 2021. The principal reason for the increase in cash used in operating activities is the net loss incurred and the changes in noncash expenses and changes in operating asset and liability accounts.

During the six months ended February 28, 2022, the Company used cash from investing activities of $163,245 compared to $618 for the same period in 2021. During the period in 2022 the Company purchased property and equipment of $192,536 and acquired $29,291 in cash from the acquisition of Terragenx.

During the six months ended February 28, 2022, the Company provided cash from financing activities of $10,839,716 compared to $21,277 for the same period in 2021. The principal reason for the increase in cash provided by financing activities was the issuance of convertible notes payable in November 2021 and December 2021 for net proceeds of $15,270,000.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of February 28, 2022, all corporate clinics were open and operational while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx and PRO-DIP, LLC (“PRO-DIP”) are open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended February 28, 2022. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

Specific to Acenzia, Terragenx, and PRO-DIP, each company is open and fully operational while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

For the quarter ended February 28, 2022, the Company’s total revenue from all clinic and eldercare related contracted services was $1,873,677, representing a decrease of $202,317 compared to $2,075,894 during the same period in 2021 primarily due to a COVID-19 surge in Ontario province Canada limiting clinic and eldercare patient-practitioner direct personal interaction.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $147,000, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $98,000.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years
Workforce	5 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $693,000, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $462,000.

Long-Lived Assets

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of the FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services the Company has no significant post-delivery obligations.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

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

In May, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2022. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2021, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement, dated December 20, 2021.

On January 24, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement, dated November 16, 2020.

On January 24, 2022, the Company issued 65,000 restricted shares of common stock as consideration for an Independent Contractor Agreement, dated November 13, 2020.

On January 24, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement, dated December 20, 2021.

On February 24, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement, dated December 20, 2021.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement dated March 17, 2022, by and among Novo Integrated Sciences, Inc., Clinical Consultants International LLC, each of the members of CCI and Dr. Joseph Chalil (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

4.1	Guaranty Agreement dated December 15, 2021 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

10.1

Amended and Restated Master Facility License Agreement, dated December 15, 2021, by and between LAF Canada Company and Novo Healthnet Limited (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

10.2	Executive Employment Agreement dated as of April 5, 2022 by and between the registrant and Dr. Joseph Mathew Chalil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: April 13, 2022	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

