Form 10-Q
period 2022-05-31
Novo Integrated Sciences, Inc.
filed 2022-07-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

There were 31,021,645 shares of the Registrant’s $0.001 par value common stock outstanding as of July 13, 2022.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2022 (unaudited) and August 31, 2021

	May 31,	August 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,677,446	$8,293,162
Accounts receivable, net	5,166,239	1,468,429
Inventory, net	645,063	339,385
Other receivables, current portion	1,209,137	814,157
Prepaid expenses and other current assets	380,800	218,376
Total current assets	20,078,685	11,133,509

Property and equipment, net	5,931,683	6,070,291
Intangible assets, net	32,192,858	32,029,499
Right-of-use assets, net	2,222,970	2,543,396
Other receivables, net of current portion	-	692,738
Goodwill	11,366,618	9,488,848
TOTAL ASSETS	$71,792,814	$61,958,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,621,719	$1,449,784
Accrued expenses	1,243,792	1,129,309
Accrued interest (including amounts to related parties)	961,823	366,280
Government loans and notes payable, current portion	5,260,056	4,485,649
Convertible notes payable, net of discount of $0	1,875,000	-
Contingent liability	750,860	-
Due to related parties	456,528	478,920
Finance lease liability, current portion	15,982	23,184
Operating lease liability, current portion	544,690	530,797
Total current liabilities	12,730,450	8,463,923

Debentures, related parties	981,337	982,205
Notes payable, net of current portion	158,645	5,133,604
Convertible notes payable, net of discount of $5,170,205	10,252,017	-
Finance lease liability, net of current portion	8,563	16,217
Operating lease liability, net of current portion	1,734,790	2,057,805
Deferred tax liability	1,499,045	1,500,372
TOTAL LIABILITIES	27,364,847	18,154,126

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2022 and August 31, 2021, respectively
Common stock; $0.001 par value; 499,000,000 shares authorized; 30,659,073 and 26,610,144 shares issued and outstanding at May 31, 2022 and August 31, 2021, respectively	30,659	26,610
Additional paid-in capital	64,620,878	54,579,396
Common stock to be issued (4,308,591 and 3,622,199 shares at May 31, 2022 and August 31, 2021)	10,096,332	9,236,607
Other comprehensive income	1,015,993	991,077
Accumulated deficit	(31,391,082)	(20,969,274)
Total Novo Integrated Sciences, Inc. stockholders’ equity	44,372,780	43,864,416
Noncontrolling interest	55,187	(60,261)
Total stockholders’ equity	44,427,967	43,804,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,792,814	$61,958,281

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2022 and 2021 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$13,851,883	$2,380,974	$19,883,033	$6,612,374

Cost of revenues	11,443,001	1,100,516	14,991,331	3,769,020

Gross profit	2,408,882	1,280,458	4,891,702	2,843,354

Operating expenses:
Selling expenses	9,802	2,381	36,340	4,226
General and administrative expenses	3,601,826	1,680,049	9,542,443	5,324,768
Total operating expenses	3,611,628	1,682,430	9,578,783	5,328,994

Loss from operations	(1,202,746)	(401,972)	(4,687,081)	(2,485,640)

Non operating income (expense)
Interest income	8,355	8,402	25,233	25,265
Interest expense	(513,398)	(21,701)	(1,808,310)	(68,590)
Amortization of debt discount	(2,133,890)	-	(3,654,752)	-
Foreign currency transaction gains (losses)	97,654	-	(303,714)	-
Total other income (expense)	(2,541,279)	(13,299)	(5,741,543)	(43,325)

Loss before income taxes	(3,744,025)	(415,271)	(10,428,624)	(2,528,965)

Income tax expense	-	-	-	-

Net loss	$(3,744,025)	$(415,271)	$(10,428,624)	$(2,528,965)

Net income (loss) attributed to noncontrolling interest	66,029	(4,084)	(6,816)	(6,438)

Net loss attributed to Novo Integrated Sciences, Inc.	$(3,810,054)	$(411,187)	$(10,421,808)	$(2,522,527)

Comprehensive loss:
Net loss	(3,744,025)	(415,271)	(10,428,624)	(2,528,965)
Foreign currency translation gain	13,711	123,521	24,916	176,349
Comprehensive loss:	$(3,730,314)	$(291,750)	$(10,403,708)	$(2,352,616)

Weighted average common shares outstanding - basic and diluted	29,817,999	25,298,866	28,498,414	24,192,998

Net loss per common share - basic and diluted	$(0.13)	$(0.02)	$(0.37)	$(0.10)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended May 31, 2022 and 2021 (unaudited)

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)

Balance, November 30, 2021	28,645,144	28,645	55,092,070	10,409,457	887,544	(22,775,861)	43,641,855	26,387	43,668,242

Common stock for services	240,000	240	297,760	-	-	-	298,000	-	298,000
Value of warrants issued with convertible notes	-	-	5,257,466	-	-	-	5,257,466	-	5,257,466
Fair value of stock options	-	-	44,427	-	-	-	44,427	-	44,427
Foreign currency translation gain	-	-	-	-	114,738	-	114,738	355	115,093
Net loss	-	-	-	-	-	(4,805,167)	(4,805,167)	(63,037)	(4,868,204)

Balance, February 28, 2022	28,885,144	28,885	60,691,723	10,409,457	1,002,282	(27,581,028)	44,551,319	(36,295)	44,515,024

Common stock for services	125,000	125	313,875	-	-	-	314,000	-	314,000
Common stock for conversion of convertible notes	623,929	624	1,247,225	-	-	-	1,247,849	-	1,247,849
Common stock for acquisition	800,000	800	1,703,200	-	-	-	1,704,000	-	1,704,000
Common stock to be issued for acquisitions	-	-	-	260,625	-	-	260,625	25,402	286,027
Issuance of common stock to be issued	225,000	225	573,525	(573,750)	-	-	-	-	-
Fair value of stock options	-	-	91,330	-	-	-	91,330	-	91,330
Foreign currency translation gain	-	-	-	-	13,711	-	13,711	51	13,762
Net loss	-	-	-	-	-	(3,810,054)	(3,810,054)	66,029	(3,744,025)

Balance, May 31, 2022	30,659,073	$30,659	$64,620,878	$10,096,332	$1,015,993	$(31,391,082)	$44,372,780	$55,187	$44,427,967

Balance, August 31, 2020	23,466,236	$23,466	$44,905,454	$-	$1,199,696	$(16,507,127)	$29,621,489	$(49,859)	$29,571,630

Common stock issued for cash	21,905	22	91,978	-	-	-	92,000	-	92,000
Common stock issued for services	65,000	65	247,935	-	-	-	248,000	-	248,000
Foreign currency translation gain	-	-	-	-	10,596	-	10,596	(225)	10,371
Net loss	-	-	-	-	-	(771,470)	(771,470)	(1,633)	(773,103)

Balance, November 30, 2020	23,553,141	23,553	45,245,367	-	1,210,292	(17,278,597)	29,200,615	(51,717)	29,148,898

Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for services rendered	-	-	-	375,000	-	-	375,000	-	375,000
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Fair value of vested stock options	-	-	22,215	-	-	-	22,215	-	22,215
Foreign currency translation gain	-	-	-	-	42,232	-	42,232	(965)	41,267
Net loss	-	-	-	-	-	(1,339,870)	(1,339,870)	(721)	(1,340,591)

Balance, February 28, 2021	23,801,598	23,802	46,155,333	375,000	1,252,524	(18,618,467)	29,188,192	(53,403)	29,134,789

Common stock for services	100,000	100	374,900	(375,000)	-	-	-	-	-
Common stock issued for acquisition	189,796	190	430,647	-	-	-	430,837	-	430,837
Common stock issued for services rendered	9,913	9	37,163	-	-	-	37,172	-	37,172
Common stock issued for cash, net of offering costs	2,388,050	2,388	7,233,192	-	-	-	7,235,580	-	7,235,580
Fair value of vested stock options	-	-	66,640	-	-	-	66,640	-	66,640
Foreign currency translation gain	-	-	-	-	123,521	-	123,521	(3,143)	120,378
Net loss	-	-	-	-	-	(411,187)	(411,187)	(4,084)	(415,271)

Balance, May 31, 2021	26,489,357	$26,489	$54,297,875	$-	$1,376,045	$(19,029,654)	$36,670,755	$(60,630)	$36,610,125

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2022 and 2021 (unaudited)

	Nine Months Ended
	May 31,	May 31,
	2022	2021
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,428,624)	$(2,528,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,349,434	1,118,925
Fair value of vested stock options	289,892	88,855
Common stock issued for services	676,750	660,172
Operating lease expense	418,188	467,864
Amortization of debt discount	3,654,752	-
Foreign currency transaction losses	303,714	-
Changes in operating assets and liabilities:
Accounts receivable	(3,650,069)	543,213
Inventory	(263,539)	-
Prepaid expenses and other current assets	(150,632)	(143,590)
Accounts payable	117,056	(97,659)
Accrued expenses	(68,871)	64,513
Accrued interest	598,904	7,455
Operating lease liability	(406,862)	(460,063)
Net cash used in operating activities	(6,559,907)	(279,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(190,973)	(201,369)
Cash acquired from (paid for) acquisition	57,489	(10,000)
Payment on other receivable	296,138	-
Amounts loaned for other receivables	-	(470,040)
Net cash provided by (used in) investing activities	162,654	(681,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(21,932)	(177,534)
Repayments of finance leases	(14,797)	-
Repayments of notes payable	(4,430,794)	-
Proceeds from the sale of common stock, net of offering costs	-	7,327,580
Proceeds from exercise of stock options	-	12,000
Proceeds from issuance of convertible notes, net	15,270,000	-
Net cash provided by financing activities	10,802,477	7,162,046

Effect of exchange rate changes on cash and cash equivalents	(20,940)	97,970

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,384,284	6,299,327

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,293,162	2,067,718

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,677,446	$8,367,045

CASH PAID FOR:
Interest	$1,294,912	$33,183
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock to be issued for intangible assets	$188,925	$876,000
Common stock to be issued for acquisitions	$1,244,550	$-
Common stock issued for acquisition	$1,704,000	$430,837
Conversion of convertible notes payable and accrued interest to common stock	$1,247,849	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2022 and 2021 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Novo Integrated Sciences, Inc. (“Novo Integrated” or the “Company”) was incorporated in Delaware on November 27, 2000, under the name Turbine Truck Engines, Inc. On February 20, 2008, the Company was re-domiciled to the State of Nevada. Effective July 12, 2017, the Company’s name was changed to Novo Integrated Sciences, Inc. When used herein, the terms the “Company,” “we,” “us” and “our” refer to Novo Integrated and its consolidated subsidiaries.

The Company owns Canadian and U.S. subsidiaries which provide, or intend to provide, essential and differentiated solutions to the delivery of multidisciplinary primary care and related wellness products through the integration of medical technology, interconnectivity, advanced therapeutics, diagnostic solutions, unique personalized product offerings, and rehabilitative science.

We believe that “decentralizing” healthcare, through the integration of medical technology and interconnectivity, is an essential solution to the rapidly evolving fundamental transformation of how non-catastrophic healthcare is delivered now and how it will be delivered in the future. Specific to non-critical care, ongoing advancements in both medical technology and inter-connectivity are allowing for a shift of the patient/practitioner relationship to the patient’s home and away from on-site visits to primary medical centers with mass-services. This acceleration of “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizes the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective and efficient healthcare distribution.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of May 31, 2022, all corporate clinics were open and operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia Inc. (“Acenzia”), Terragenx Inc. (“Terragenx”), PRO-DIP, LLC (“PRO-DIP”), and Clinical Consultants International LLC (“CCI”), each of which is a wholly owned subsidiary of Novo Integrated, are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended May 31, 2022. The Company intends to commence pilot projects for each joint venture in the period ended August 31, 2022. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, that the Company filed on December 14, 2021. The results of operations for the nine months ended May 31, 2022 are not necessarily indicative of the results for the fiscal year ending August 31, 2022. The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

	May 31, 2022	May 31, 2021	August 31, 2021

Period end: CAD to USD exchange rate	$0.7910	$0.8284	$0.7917
Average period: CAD to USD exchange rate	$0.7897	$0.7834	$0.7885

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Acenzia, Novomerica Health Group, Inc. (“NHG”), Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, a 91% controlling interest in Terragenx, a 50.1% controlling interest in 12858461 Canada Corp, an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, Clinical Consultants International, LLC and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive).

An entity is controlled when the Company has the ability to direct the relevant activities of the entity, has exposure or rights to variable returns from its involvement with the entity, and is able to use its power over the entity to affect its returns from the entity.

Income or loss and each component of other comprehensive income (“OCI”) are attributed to the shareholders of the Company and to the noncontrolling interests. Total comprehensive loss is attributed to the shareholders of the Company and to the noncontrolling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2022, and August 31, 2021, the allowance for uncollectible accounts receivable was $705,384 and $1,097,628, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of May 31, 2022 and August 31, 2021, the Company’s allowance for slow moving or obsolete inventory was $1,065,777 and $1,066,721, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right of use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair value is reduced for the cost of disposal. Based on its review at May 31, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at May 31, 2022, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019, Acenzia Inc. during fiscal year ended August 31, 2021 and 12858461 Canada Corp., Fairway Physiotherapy and Sports Injury Clinic, and Clinical Consultants International LLC during fiscal year ending August 31, 2022. Based on its review at May 31, 2022, the Company believes there was no impairment of its goodwill. As of August 31, 2021, the Company performed the required impairment reviews and determined that an impairment charge of $99,593 related to the goodwill for Executive Fitness Leaders was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of other receivables, and current liabilities, including accounts payable, current portion of notes payable, due to related parties, current portion of convertible notes payable and current portion of operating and finance lease liabilities, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of May 31, 2022 and August 31, 2021, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services, the Company has no significant post-delivery obligations.

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

Sales returns and allowances were insignificant for the periods ended May 31, 2022 and 2021. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,624,849 and 1,849,600 options/warrants outstanding as of May 31, 2022 and 2021, respectively. In addition, at May 31, 2022, there were outstanding convertible notes that could convert into 8,270,812 shares of common stock and there were 4,308,591 shares of common stock to be issued. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gains of $1,015,993 and $991,077 at May 31, 2022 and August 31, 2021, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheets.

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

Concentrations

At May 31, 2022, one customer accounted for approximately 40% of the accounts receivable balance. This same customer also accounted for approximately 70% and 50% of sales during the three and nine month periods ended May 31, 2022, respectively.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or shareholders’ equity.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At May 31, 2022 and August 31, 2021, the amount due to related parties was $456,528 and $478,920, respectively. At May 31, 2022, $384,723 was non-interest bearing, $22,763 bears interest at 6% per annum, and $49,042 bears interest at 13.75% per annum. At August 31, 2021, $407,052 was non-interest bearing, $22,783 bears interest at 6% per annum, and $49,085 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, net

Accounts receivables, net at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Trade receivables	$5,739,193	$2,411,499
Amounts earned but not billed	132,430	154,558
	5,871,623	2,566,057
Allowance for doubtful accounts	(705,384)	(1,097,628)
Accounts receivable, net	$5,166,239	$1,468,429

Note 5 – Inventory

Inventory at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Raw materials	$1,162,067	$1,017,566
Work in process	144,500	144,628
Finished Goods	404,273	243,912
	1,710,840	1,406,106
Allowance for slow moving and obsolete inventory	(1,065,777)	(1,066,721)
Inventory, net	$645,063	$339,385

Note 6 – Other Receivables

Other receivables at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021

Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019. (repaid during fiscal year 2022)	$-	$296,888
Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2023, as amended	79,100	79,170
Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due May 1, 2023, as amended	225,924	225,924
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due August 1, 2022, as amended	508,613	509,063
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2022, as amended	395,500	395,850
Total other receivables	1,209,137	1,506,895
Current portion	(1,209,137)	(814,157)
Long-term portion	$-	$692,738

Note 7 – Property and Equipment

Property and equipment at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Land	$474,600	$475,020
Building	3,559,500	3,562,650
Leasehold improvements	861,188	691,318
Clinical equipment	1,973,582	1,875,537
Computer equipment	27,116	24,679
Office equipment	49,842	46,510
Furniture and fixtures	40,983	41,019
	6,986,811	6,716,733
Accumulated depreciation	(1,055,128)	(646,442)
Total	$5,931,683	$6,070,291

Depreciation expense for the nine months ended May 31, 2022 and 2021 was $408,589 and $57,840, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Land use rights	$21,600,000	$21,600,000
Software license	1,144,798	1,144,798
Intellectual property	11,495,963	9,388,065
Customer relationships	786,608	787,304
Brand names	2,064,115	2,065,941
	37,091,484	34,986,108
Accumulated amortization	(4,898,626)	(2,956,609)
Total	$32,192,858	$32,029,499

Amortization expense for the nine months ended May 31, 2022 and 2021 was $1,940,845 and $1,061,085, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending May 31,
2023	$2,690,018
2024	2,690,018
2025	2,690,018
2026	2,662,926
2027	2,115,863
Thereafter	19,344,015
Total	$32,192,858

Note 9 – Accrued Expenses

Accrued expenses at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Accrued liabilities	$1,023,005	$811,660
Accrued payroll	182,231	279,018
Unearned revenue	38,556	38,631
	$1,243,792	$1,129,309

Note 10 – Government Loans and Notes Payable

Notes payable at May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	94,920	63,336

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2019; accrues interest at 3% per annum; secured by land, building and personal property; due June 30, 2022. (On June 30, 2022, paid in full, see Note 18.)	5,252,749	5,069,858

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 31, 2028	30,712	30,739

Note payable dated June 24, 2021; accrues interest at 9% per annum; secured by real property of Acenzia; lender at its sole discretion may require monthly principal payments of $950,000 after December 24, 2021; any unpaid principal and interest due on June 24, 2022. This note was repaid during the nine months ended May 31, 2022.	-	4,415,000
Total government loans and notes payable	5,418,701	9,619,253
Less current portion	(5,260,056)	(4,485,649)
Long-term portion	$158,645	$5,133,604

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$63,280 at May 31, 2022), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$31,640 at May 31, 2022) under the same terms.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the nine months ended May 31, 2021, recorded a total of approximately $731,000 in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. During the nine months ended May 31, 2022, the Company did not receive any wage subsidies.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending May 31,
2023	$5,260,056
2024	99,822
2025	5,343
2026	5,790
2027	6,244
Thereafter	41,446
Total	$5,418,701

Note 11 – Convertible Notes Payable

Novo Integrated

On December 14, 2021, Novo Integrated issued two convertible notes payable for a total of $16,666,666 (the “$16.66m+ convertible notes”) with each note having a face amount of $8,333,333. The $16.66m+ convertible notes accrue interest at 5% per annum and are due on June 14, 2023. The $16.66m+ convertible notes are secured by all assets of the Company. The $16.66m+ convertible notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $2.00 per share.

In connection with the $16.66m+ convertible notes, the Company issued the note holders warrants to purchase a total of 5,833,334 shares of the Company’s common stock at a price of $2.00 per share. The warrants expire on December 14, 2025. The Company first determined the value of the $16.66m+ convertible notes and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,680,156 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 4.0 years;
●	Volatility of 275%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 1.23%

The face amount of the $16.66m+ convertible notes of $16,666,666 was proportionately allocated to the $16.66m+ convertible notes and the warrants in the amount of $11,409,200 and $5,257,466, respectively. The amount allocated to the warrants of $5,257,466 was recorded as a discount to the convertible note and as additional paid in capital. The $16.66m+ convertible notes contained an original issue discount totaling $1,666,666 and the Company also incurred $1,140,000 in loan fees in connection with the $16.66m+ convertible notes. The combined total discount is $8,064,132 and will be amortized over the life of the $16.66m+ convertible notes. During the nine months ended May 31, 2022, the Company amortized $2,893,927 of the debt discount and as May 31, 2022, the unamortized debt discount was $5,170,205.

During the three months ended May 31, 2022, an aggregate of $1,244,444 in principal and an aggregate of $3,405 in accrued interest were converted into 623,929 shares of common stock issued to the $16.66m+ convertible note holders.

Terragenx

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000 (the “$1.875m convertible notes”) with each note having a face amount of $937,500. The $1.875m convertible notes accrue interest at 1% per annum and were due on May 17, 2022. (See Note 18). The $1.875m convertible notes are secured by all assets of the Company. The $1.875m convertible notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $3.35 per share.

In connection with the $1.875m convertible notes, the Company issued the note holders warrants to purchase a total of 223,880 shares of the Company’s common stock at a price of $3.35 per share. The warrants expire on November 17, 2024. The Company first determined the value of the $1.875m convertible notes and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $351,240 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 3.0 years;
●	Volatility of 300%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 0.85%

The face amount of the $1.875m convertible notes of $1,875,000 was proportionately allocated to the $1.875m convertible notes and the warrants in the amount of $1,579,176 and $295,824, respectively. The amount allocated to the warrants of $295,824 was recorded as a discount to the $1.875m convertible notes and as additional paid in capital. The $1.875m convertible notes contained an original issue discount totaling $375,000 and the Company also incurred $90,000 in loan fees in connection with these $1.875m convertible notes. The combined total discount is $760,824 and will be amortized over the life of the $1.875m convertible notes. During the nine months ended May 31, 2022, the Company amortized $760,824 of the debt discount and as May 31, 2022, the unamortized debt discount was $0.

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

At May 31, 2022 and August 31, 2021, the amount of debentures outstanding was $981,337 and $982,205, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of May 31, 2022 and August 31, 2021:

		May 31,	August 31,
		2022	2021
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,222,970	$2,543,396
Total lease assets		$2,222,970	$2,543,396

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$544,690	$530,797
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,734,790	2,057,805
Total lease liability		$2,279,480	$2,588,602

Future minimum operating lease payments are as follows:

Twelve Months Ending May 31,
2023	$707,309
2024	491,435
2025	406,221
2026	379,585
2027	378,902
Thereafter	464,438
Total payments	2,827,890
Amount representing interest	(548,410)
Lease obligation, net	2,279,480
Less lease obligation, current portion	(544,690)
Lease obligation, long-term portion	$1,734,790

During the nine months ended May 31, 2022, the Company entered into new lease obligation of $100,711.

The lease expense for the nine months ended May 31, 2022 and 2021 was $567,772 and $629,029, respectively. The cash paid under operating leases for the nine months ended May 31, 2022 and 2021 was $556,445 and $621,228, respectively. At May 31, 2022, the weighted average remaining lease terms were 5.55 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at May 31, 2022 and August 31, 2021 is as follows:

	May 31,	August 31,
	2022	2021

Cost	$209,457	$209,457
Accumulated amortization	(178,383)	(136,491)
Net book value	$31,074	$72,966

Future minimum finance lease payments are as follows:

Twelve Months Ending May 31,
2023	$16,631
2024	8,092
Total payments	24,723
Amount representing interest	(178)
Lease obligation, net	24,545
Less lease obligation, current portion	(15,982)
Lease obligation, long-term portion	$8,563

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2022 and August 31, 2021, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At May 31, 2022 and August 31, 2021, there were 30,659,073 and 26,610,144 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2022, the Company issued:

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

22

●

25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $30,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	65,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $78,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $60,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $64,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on February 24, 2022.

●	50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $138,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $69,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	800,000 restricted shares of common stock as consideration for a Membership Interest Purchase Agreement valued at $1,704,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on April 7, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $107,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 2, 2022.

●	225,000 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on May 11, 2022.

●	623,929 shares of common stock as consideration for payment of an aggregate principal amount of $1,244,444 and an aggregate accrued interest amount of $3,405 on the $16.66m+ convertible notes. The shares were issued on various dates during the three months ended May 31, 2022.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorized the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2020 and 2019, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of May 31, 2022, the 2018 Plan had 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan is eligible to be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022. As of May 31, 2022, the 2021 Plan had 4,039,315 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	1,849,600	2.29	3.14	$218,240
Granted	329,985	1.41
Forfeited	-
Exercised	-
Outstanding, May 31, 2022	2,179,585	2.16	2.74	$658,069
Exercisable, May 31, 2022	1,968,096	$2.25	2.52	$505,797

The exercise price for stock options outstanding at May 31, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
281,985	$1.33	70,496	$1.33
997,000	1.60	997,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
5,000	5.00	5,000	5.00
2,179,585		1,968,096

For options granted during the nine months ended May 31, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.37, and the weighted-average exercise price of such options was $1.41. No options were granted during the nine months ended May 31, 2022 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $289,892 and $88,855 during the nine months ended May 31, 2022 and 2021, respectively. At May 31, 2022, the unamortized stock option expense was $273,991, which will be amortized into expense through February 2023.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the nine months ended May 31, 2022 and 2021:

	2022	2021

Risk-free interest rate	0.93 to 1.89%	0.42%
Expected life of the options	2.5 years	2.5 years
Expected volatility	281%	268%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	2,388,050	3.35	5.12	$-
Granted	6,057,214	2.05
Forfeited	-
Exercised	-
Outstanding, May 31, 2022	8,445,264	2.42	3.75	$291,667
Exercisable, May 31, 2022	8,445,264	$2.42	3.75	$291,667

The exercise price for warrants outstanding at May 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
5,833,334	$2.00
2,611,930	3.35
8,445,264

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of May 31, 2022, results of operations, cash flows or liquidity of the Company.

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

In addition, the Company will issue 500,000 shares of the Company’s common stock to Terry Mullins as part of an employment agreement that is considered part of the purchase price. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for accounting purposes was $983,925. The Company acquired Terragenx to complement several of the Company’s growth initiatives including (i) to build a health science related IP portfolio, and (ii) through either acquisition, internal development, or third-party licensing distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and over-the-counter preventative and maintenance care solutions. This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until May 31, 2022, Terragenx had revenues of $1,521,348 and a net loss of $115,427.

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

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying unaudited condensed consolidated balance sheets since the conditions for payment have not been met as of May 31, 2022. The amounts assigned to assets acquired are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

MiTelemed+

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of May 31, 2022, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

Share Exchange Agreement to Acquire 50.1% of 12858461 Canada Corp.

On March 1, 2022, the Company and NHL completed a Share Exchange Agreement (the “1285 SEA”) with 12858461 Canada Corp. (“1285”), a Canada federal corporation in the business of providing clinic-based physiotherapy and related ancillary services and products, and Prashant A. Jani, a Canadian citizen and sole shareholder of 1285 (the “1285 Shareholder”), to acquire 50.1% ownership of 1285 for a purchase price of $68,000 (the “1285 Purchase Price”) paid with the issuance, by NHL to the 1285 Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 17,000 restricted shares of the Company’s common stock (the “Parent 1285 SEA Shares”) at the determination of the 1285 Shareholder. The number of Parent 1285 SEA Shares was calculated by dividing the 1285 Purchase Price by $4.00 per share.

This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until May 31, 2022, 1285 had revenues of $54,414 and a net income of $15,999.

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash and cash equivalents	$7,629
Accounts receivable	2,754
Property and equipment	8,813
Goodwill	31,705
Minority interest	(25,401)
Purchase price	$25,500

The purchase price was paid as follows:

Cash	$-
Common stock to be issued	25,500
$25,500

The purchase of 1285 was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

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

This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until May 31, 2022, PTHPC had revenues of $118,742 and a net loss of $17,619.

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash and cash equivalents	$18,383
Accounts receivable	44,289
Prepaid expenses and other current assets	11,292
Property and equipment	9,475
Goodwill	151,686
Purchase price	$235,125

The purchase price was paid as follows:

Cash	$-
Common stock to be issued	235,125
$235,125

The purchase of PTHPC was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Membership Interest Purchase Agreement with Clinical Consultants International LLC

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, CCI, each of the members of CCI (the “CCI Members”), and Dr. Joseph Chalil as the representative of the CCI Members.

Pursuant to the terms of the CCI Agreement, the parties agreed to enter into a business combination transaction (the “CCI Acquisition”), pursuant to which, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until May 31, 2022, CCI had revenues of $0 and a net loss of $717.

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash and cash equivalents	$2,186
Goodwill	1,701,814
Purchase price	$1,704,000

The purchase price was paid as follows:

Cash	$-
Common stock	1,704,000
$1,704,000

The purchase of CCI was not considered significant for accounting purposes; therefore, pro forma financial statements are not presented.

Note 17 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Sales
Healthcare services	$2,199,889	$2,380,974	$6,253,089	$6,612,374
Product sales	11,651,994	-	13,629,944	-
Corporate	-	-	-	-
	$13,851,883	$2,380,974	$19,883,033	$6,612,374

Gross profit
Healthcare services	$939,542	$1,280,458	$2,499,608	$2,843,354
Product sales	1,469,340	-	2,392,094	-
Corporate	-	-	-	-
	$2,408,882	$1,280,458	$4,891,702	$2,843,354

Income (loss) from operations
Healthcare services	$(239,981)	$255,129	$(616,303)	$(99,454)
Product sales	336,348	-	(509,342)	-
Corporate	(1,299,113)	(657,101)	(3,561,436)	(2,386,186)
	$(1,202,746)	$(401,972)	$(4,687,081)	$(2,485,640)

Depreciation and amortization
Healthcare services	$249,831	$13,902	$393,942	$57,840
Product sales	266,166	-	852,692	-
Corporate	367,600	367,600	1,102,800	1,061,085
	$881,597	$381,502	$2,349,434	$1,118,925

Capital expenditures
Healthcare services	$-	$200,751	$175,418	$201,369
Product sales	-	-	15,555	-
Corporate	-	-	-	-
	$-	$200,751	$190,973	$201,369

Interest expenses
Healthcare services	$14,532	$21,701	$54,686	$68,590
Product sales	94,765	-	1,067,211	-
Corporate	404,101	-	686,413	-
	$513,398	$21,701	$1,808,310	$68,590

Net loss
Healthcare services	$(252,122)	$235,867	$(663,646)	$(160,492)
Product sales	(21,153)	-	(2,641,091)	-
Corporate	(3,470,750)	(651,138)	(7,123,887)	(2,368,473)
	$(3,744,025)	$(415,271)	$(10,428,624)	$(2,528,965)

	As of	As of
	May 31,	August 31,
	2022	2021
Total assets
Healthcare services	$6,491,538	$7,318,888
Product sales	24,830,711	21,427,285
Corporate	40,470,565	33,212,108
	$71,792,814	$61,958,281
Accounts receivable
Healthcare services	$815,833	$953,919
Product sales	1,764,474	514,510
Corporate	2,585,932	-
	$5,166,239	$1,468,429
Intangible assets
Healthcare services	$-	$-
Product sales	7,224,895	5,958,736
Corporate	24,967,963	26,070,763
	$32,192,858	$32,029,499
Goodwill
Healthcare services	$741,209	$557,357
Product sales	8,923,595	8,931,491
Corporate	1,701,814	-
	$11,366,618	$9,488,848

Note 18 – Subsequent Events

Promissory Notes Payment

On June 1, 2022, the Company paid the balance owed on one of two Terragenx $1.875 million convertible notes for an aggregate payment of $948,874, including all principal and interest owed.

Promissory Notes Payment and Extension

On June 1, 2022, the Company made a partial payment on principal and interest owed on one of two Terragenx $1.875 million convertible notes for a payment of $192,188. On June 1, 2022, the Company and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to one percent per annum.

Promissory Note Amortization Payment

On June 14, 2022, the Company made a cash payment in the aggregate amount of $1,391,589 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Dalcourt and Gaynor Board of Directors Compensation

On June 29, 2022, the Board granted Pierre Dalcourt 250,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”) as consideration for over 5-years of service to the Board without having received compensation.

On June 29, 2022, the Board granted Michael Gaynor 50,000 shares of common stock pursuant to the 2021 Plan as consideration for over 5-years of service to the Board without having received compensation.

BOD and Committee Changes

Effective June 30, 2022, Robert Oliva, Michael Gaynor and Pierre Dalcourt resigned as members of the Board of Directors. Also, effective June 30, 2022, (i) Sarfaraz Ali was appointed as a member of the Board of Directors; (ii) the size of the Board of Directors was reduced from seven to five members. The Board of Directors has undertaken a review of Mr. Ali’s independence and determined that Mr. Ali does not have a material relationship with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that Mr. Ali is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market LLC. As a result, effective June 30, 2022, following the aforementioned Board changes, a majority of the Company’s Board of Directors is independent. As compensation for Mr. Ali’s services as a director, it is expected that the Board will grant to Mr. Ali common stock with a fair market value of $75,000. As of June 30, 2022, the Board consists of the following 5 members:

Robert Mattacchione

Christopher David

Alex Flesias

Michael Pope

Sarfaraz Ali

Effective June 30, 2022, the Board of Directors appointed Mr. Ali to serve as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As of June 30, 2022, the Board committee chairs and members are as follows:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael Pope	Chair	Member	Member
Sarfaraz Ali	Member	Chair	Member
Alex Flesias	Member	Member	Chair

Promissory Note Payment

On June 30, 2022, the Company paid the balance owed on an Acenzia promissory note for an aggregate payment of $5,300,000, including all principal and interest owed.

Restricted Stock Issuance for Independent Contractor Agreement

On July 5, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

Promissory Note Conversion

On December 14, 2021, the Company issued to certain accredited institutional investors senior secured convertible notes, which notes are convertible into shares of the Company’s common stock, under certain conditions. On July 12, 2022, a note holder converted $25,000 in principal and $143 in interest of these notes resulting in the issuance, by the Company, of 12,572 shares of common stock to the noteholder. The shares were issued on July 13, 2022.

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

The Company’s product offering ecosystem is being built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally. Our 2021 acquisitions of Acenzia, PRO-DIP and Terragenx support this Third Pillar. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office on March 15, 2022. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. On April 4, 2022, NHL was granted a Natural Product Number (NPN) by Health Canada for IoNovo GO Iodine which is the Company’s forth iodine related product to recently be granted a NPN by Health Canada following IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office on March 15, 2022. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches.

We have two reportable segments: healthcare services and product sales. During the quarter ended May 31, 2022, revenues from healthcare services and product sales 15.88% and 84.12%, respectively, of the Company’s total revenues for the quarter. We expect the percentage of revenues generated from the product sales segment to increase at a greater rate than the revenue generated from healthcare services over the coming quarters.

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

PRO-DIP Patent Issued

On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches.

Membership Interest Purchase Agreement with Clinical Consultants International LLC

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, Clinical Consultants International LLC (“CCI”), each of the members of CCI (the “Members”), and Dr. Joseph Chalil as the representative of the Members.

Pursuant to the terms of the CCI Agreement, the parties agreed to enter into a business combination transaction (the “CCI Acquisition”), pursuant to which, among other things, the Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The 800,000 restricted shares of common stock were issued on April 7, 2022.

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

Dr. Chalil will also receive bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the Chalil Agreement, with the following milestone bonus parameters:

(a)	For each and every $50 million Company MCV increase sustained for a period of not less than 30 days (the “50M Bonus Event”), Dr. Chalil will receive $250,000, or 0.5% of $50 million, in Company common stock. For the sake of clarity, Dr. Chalil will only be issued compensation based on $50 million MCV increments; there will be no compensation issued for anything above $50 million until the subsequent $50 million MCV milestone is achieved. This bonus will be capped at a Company MCV of $1 billion. The 50M Bonus Event stock will be issued as (i) 50% restricted shares within 30 days of the respective 50M Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until the requisition date as provided in writing, by Dr. Chalil, to the Company, and (ii) 50% registered shares from the Company’s current active incentive plan within 30 days of the respective 50M Bonus Event.

(b)	Upon the Company sustaining a MCV of $2 billion for no less than 30 days (the “2B Bonus Event”), Dr. Chalil will receive $20 million, or 1% of $2 billion, in restricted shares of Company common stock. The 2B Bonus Event stock will be issued within 30 days of the 2B Bonus Event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

(c)	For each additional $1 billion MCV, beyond the 2B Bonus Event and commencing when the Company MCV reaches $3 billion sustained for no less than 30 days, Dr. Chalil will receive $10 million, or 1% of $1 billion, in restricted shares of the Company’s common stock. Dr. Chalil may choose to have this stock issued within 30 days of each additional $1 billion MCV event or at a later date as requested by Dr. Chalil, and held as an allocation to Dr. Chalil, until Dr. Chalil provides the Company with written instructions requesting the specific stock issuance date.

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

Shelf Registration Statement

On April 28, 2022, the SEC declared effective the Company’s shelf registration statement on Form S-3 (File No. 333-264360) (the “Form S-3”) originally filed on April 18, 2022. The Form S-3 is a shelf registration statement relating to the sale of 223,880 shares of our common stock issuable to the selling stockholders upon exercise of certain warrants, currently held by the respective selling stockholders, with an exercise price of $3.35 which expire on November 17, 2024.

Restricted Stock Issuances

On May 2, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement, dated April 20, 2022.

On May 11, 2022, the Company issued 225,000 restricted shares of common stock as consideration for a Share Exchange Agreement, dated May 28, 2021 and closed on June 24, 2021.

Share Issuance Under Registered Direct Offering of Convertible Notes

During the three month period ended May 31, 2022, the Company issued 623,929 shares of common stock as consideration for payment of an aggregate principal amount of $1,244,444 and an aggregate interest amount of $3,405 on the $16.66m+ convertible notes. The shares were issued pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021.

Promissory Notes Payment

On June 1, 2022, the Company paid the balance owed on one of two Terragenx $1.875 million convertible notes for an aggregate payment of $948,874, including all principal and interest owed.

Promissory Notes Payment and Extension

On June 1, 2022, the Company made a partial payment on principal and interest owed on one of two Terragenx $1.875 million convertible notes for a payment of $192,188. On June 1, 2022, the Company and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to one percent per annum.

Promissory Note Amortization Payment

On June 14, 2022, the Company made a cash payment in the aggregate amount of $1,391,589 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Dalcourt and Gaynor Board of Directors Compensation

On June 29, 2022, the Board granted Pierre Dalcourt 250,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”) as consideration for over 5-years of service to the Board without having received compensation.

On June 29, 2022, the Board granted Michael Gaynor 50,000 shares of common stock pursuant to the 2021 Plan as consideration for over 5-years of service to the Board without having received compensation.

BOD and Committee Changes

Effective June 30, 2022, Robert Oliva, Michael Gaynor and Pierre Dalcourt resigned as members of the Board of Directors. Also, effective June 30, 2022, (i) Sarfaraz Ali was appointed as a member of the Board of Directors; (ii) the size of the Board of Directors was reduced from seven to five members. The Board of Directors has undertaken a review of Mr. Ali’s independence and determined that Mr. Ali does not have a material relationship with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that Mr. Ali is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market LLC. As a result, effective June 30, 2022, following the aforementioned Board changes, a majority of the Company’s Board of Directors is independent. As compensation for Mr. Ali’s services as a director, it is expected that the Board will grant to Mr. Ali common stock with a fair market value of $75,000. As of June 30, 2022, the Board consists of the following 5 members:

Robert Mattacchione

Christopher David

Alex Flesias

Michael Pope

Sarfaraz Ali

Effective June 30, 2022, the Board of Directors appointed Mr. Ali to serve as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As of June 30, 2022, the Board committee chairs and members are as follows:

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael Pope	Chair	Member	Member
Sarfaraz Ali	Member	Chair	Member
Alex Flesias	Member	Member	Chair

Promissory Note Payment

On June 30, 2022, the Company paid the balance owed on an Acenzia promissory note for an aggregate payment of $5,300,000, including all principal and interest owed.

Restricted Stock Issuance for Independent Contractor Agreement

On July 5, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

For the three months ended May 31, 2022 compared to the three months ended May 31, 2021

Revenues for the three months ended May 31, 2022 were $13,851,883, representing an increase of $11,470,909, or 481.8%, from $2,380,974 for the same period in 2021. The increase in revenue is principally due to an increase in outsourced product sales and IoNovo Iodine which resulted in an increase in revenue of $9,730,236. Acenzia’s and Terragenx’s revenue for the three months ended May 31, 2022 was $645,588 and $1,275,690, respectively. Revenue from our healthcare services decreased by 7.6% when comparing the revenue for the three months ended May 31, 2022 to the same period in 2021 primarily due to a COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

Cost of revenues for the three months ended May 31, 2022 were $11,443,001, representing an increase of $10,342,485 or 939.8%, from $1,100,516 for the same period in 2021. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 57.3% and 87.4%, respectively, for the three months ended May 31, 2022. The cost of revenue for our healthcare segment was 46.2% for same period in 2021. The increase in cost of revenues as a percentage of revenue for our healthcare segment is principally due to COVID-19 wage subsidies received from the government in 2021.

Operating costs for the three months ended May 31, 2022 were $3,611,628, representing an increase of $1,929,198, or 114.7%, from $1,682,430 for the same period in 2021. The increase in operating costs is principally due to the increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $952,000 for the three months ended May 31, 2022. In subsequent quarters, this increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. In addition, common stock issued for services increased by $276,828 for the three months ended May 31, 2022 compared to the same period in 2021. Also, an increase in legal and professional fees contributed to the increase in operating expenses.

Interest expense for the three months ended May 31, 2022 was $513,398, representing an increase of $491,697, or 2,266%, from $21,701 for the same period in 2021. The increase is due to issuance of convertible notes for $1,875,000 in November 2021 and $16,666,666 in December 2021.

Amortization of debt discount for the three months ended May 31, 2022 was $2,133,890, representing an increase of $2,133,890 from $0 for the same period in 2021. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction gains for the three months ended May 31, 2022 was $97,654 compared to $0 for the same period in 2021. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar decreased during the third fiscal quarter of 2022; therefore, creating a foreign currency transaction gain as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended May 31, 2022 was $3,810,054, representing an increase of $3,398,867, or 827%, from $411,187 for the same period in 2021. The increase in net loss is principally due to (i) an increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $952,000 for the three months ended May 31, 2022, (ii) common stock issued for services of $314,000; (iii) an increase in interest expense and (iv) an increase in amortization of debt discounts.

For the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021

Revenues for the nine months ended May 31, 2022 were $19,883,033, representing an increase of $13,270,659, or 200.7%, from $6,612,374 for the same period in 2021. The increase in revenue is principally due to an increase in outsourced product sales and IoNovo iodine and the acquisition of both Acenzia, Inc. in June 2021 and Terragenx in November 2021. Sales of outsourced products and IoNovo Iodine resulted in an increase in revenue of $9,730,236. Acenzia’s and Terragenx’ revenue for the nine months ended May 31, 2022 was $2,376,785 and $1,521,348, respectively. Revenue from our healthcare services decreased by 5.4% when comparing the revenue for the nine months ended May 31, 2022 to the same period in 2021.

Cost of revenues for the nine months ended May 31, 2022 were $14,991,331, representing an increase of $11,222,311 or 297.8%, from $3,769,020 for the same period in 2021. The increase in cost of revenues is principally due the increase in revenue as described above. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 60.0% and 82.4%, respectively, for the nine months ended May 31, 2022. Cost of revenue for our healthcare segment was 57.0% for the same period in 2021.

Operating costs for the nine months ended May 31, 2022 were $9,578,783, representing an increase of $4,249,789, or 79.7%, from $5,328,994 for the same period in 2021. The increase in operating costs is principally due to the increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $2,438,000 for the nine months ended May 31, 2022. In subsequent quarters, this increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. In addition, common stock issued for services increased by $475,578 for the nine months ended May 31, 2022 compared to the same period in 2021. Also, an increase in legal and professional fees contributed to the increase in operating expenses for the nine months ended May 31, 2022.

Interest expense for the nine months ended May 31, 2022 was $1,808,310, representing an increase of $1,739,720, or 2,536%, from $68,590 for the same period in 2021. The increase is due to issuance of convertible notes for $1,875,000 in November 2021 and $16,666,666 in December 2021, plus penalty interest paid in connection with the early repayment of a note payable of approximately $4,415,000.

Amortization of debt discount for the nine months ended May 31, 2022 was $3,654,752, representing an increase of $3,654,752 from $0 for the same period in 2021. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction losses for the nine months ended May 31, 2022 was $303,714 compared to $0 for the same period in 2021. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar has decreased since August 31, 2021; therefore, creating a foreign currency transaction loss as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the nine months ended May 31, 2022 was $10,421,808, representing an increase of $7,899,281, or 313.1%, from $2,522,527 for the same period in 2021. The increase in net loss is principally due (i) an increase in foreign currency transaction losses, (ii) an increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $2,438,000 for the nine months ended May 31, 2022, (iii) an increase in interest expense and (iv) in increase in amortization of debt discounts.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended May 31, 2022, the Company had a net loss of $10,428,624.

During the nine months ended May 31, 2022, the Company used cash in operating activities of $6,559,907 compared to $279,280 for the same period in 2021. The principal reason for the increase in cash used in operating activities is the net loss incurred and the changes in noncash expenses and changes in operating asset and liability accounts.

During the nine months ended May 31, 2022, the Company provided cash from investing activities of $162,654 compared to cash used from investing activities of $681,409 for the same period in 2021. The principal reason for the change is due to the payment of other receivable in 2022 compared to amounts loaned for other receivables in 2021.

During the nine months ended May 31, 2022, the Company provided cash from financing activities of $10,802,477 compared to $7,162,046 for the same period in 2021. The principal reason for the increase in cash provided by financing activities was the issuance of convertible notes payable in November 2021 and December 2021 for net proceeds of $15,270,000, offset by the repayment of notes payable of $4,430,794. In 2021, the Company received $7,327,580 from the sale of common stock.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of May 31, 2022, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended May 31, 2022. Accordingly, the Company has decided to delay commencing the projects until the 2022 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications.

For the quarter ended May 31, 2022, the Company’s total revenue from all clinic and eldercare related contracted services was $2,199,889, representing a 7.6% decrease of $181,085 compared to $2,380,974 during the same period in 2021. This decrease is primarily due to a COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $148,000, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $99,000.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $672,000, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $448,000.

Long-Lived Assets

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except fair values are reduced for the cost of disposal.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. during the fiscal year ended August 31, 2017, Executive Fitness Leaders during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland during the fiscal year ended August 31, 2019, Acenzia, Inc. during fiscal year ended August 31, 2021, and 12858461 Canada Corp., Fairway Physiotherapy and Sports Injury Clinic, and Clinical Consultants International LLC during fiscal year ending August 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2022. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement, dated November 16, 2020.

On March 18, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement, dated November 16, 2020.

On April 7, 2022, the Company issued 800,000 restricted shares of common stock as consideration for a Membership Interest Purchase Agreement, dated March 17, 2022 and closed on April 5, 2022.

On May 2, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement, dated April 20, 2022.

On May 11, 2022, the Company issued 225,000 restricted shares of common stock as consideration for a Share Exchange Agreement, dated May 28, 2021 and closed on June 24, 2021.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement dated March 17, 2022, by and among Novo Integrated Sciences, Inc., Clinical Consultants International LLC, each of the members of CCI and Dr. Joseph Chalil (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

10.1	Executive Employment Agreement dated as of April 5, 2022 by and between the registrant and Dr. Joseph Mathew Chalil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: July 14, 2022	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

