Form 10-K
period 2022-08-31
Novo Integrated Sciences, Inc.
filed 2023-04-03
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NVOS	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2022, was $14,672,017.

There were 144,257,518 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2023.

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

Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through our 17 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

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

Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with 115 clinics across Canada with 85 affiliate clinics in Ontario province and 30 affiliate clinics located throughout Alberta, Nova Scotia and Newfoundland.

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

LA Fitness U.S. and Canada Micro Clinics

In September 2019, through its U.S. subsidiary Novomerica Health Group, Inc. (“Novomerica”) and its Canadian subsidiary, Novo Healthnet Limited, the Company entered into exclusive Master Facility License Agreements (“License Agreement”) to establish and operate reduced footprint clinics, or “micro-clinics”, to provide outpatient physical and/or occupational therapy services and related products within LA Fitness facilities in both the U.S. and Canada. In March 2020, as a result of guidelines issued by local, state, federal, and provincial authorities due to the COVID-19 pandemic, LA Fitness U.S. and Canada closed all facilities nationwide. As a result, all contractual terms and conditions of both our U.S. and Canada Master Facility License Agreements were placed on hold through fiscal year 2021 with all parties expressing the intent to amend both the U.S. and Canada License Agreements and related timelines to launch our LA Fitness micro-clinic facilities as “normal” activity resumes in the LA Fitness U.S. and Canada facilities.

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

We cannot guarantee that the U.S. License Agreement will be amended to allow for an extension of its timeline. Currently, under both government and internal corporate directives, LA Fitness continues to both open and expand operations, access and services offered in both its U.S. and Canada facilities. Opening of our micro-clinic facilities may vary from state to state and province-to-province; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each of our LA Fitness micro-clinic facilities remains intact. Due to the ever-changing conditions surrounding the operations of both U.S. and Canada based LA Fitness facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of the latter part of 2023.

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

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, an Ontario corporation formed in 2006, NHL has more than 15-years’ experience of providing certain multidisciplinary related healthcare services and products to the eldercare community. In 2017, based on the philosophical overlap and synchronicity between PT and OT, NHL launched its occupational therapy sector of services for our eldercare clients. NHL’s eldercare focused OT and PT services and product are in direct competition with the top providers in this sector. We offer one of the most extensive rosters of OT and PT clinicians certified by the Ministry of Health for assistive device assessment under the Assistive Device Program which, when the individual meets the criteria, allows our eldercare clients access to significant funding subsidies to purchase varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters).

Additionally, our proprietary Electronic Rehabilitation Record and Management Reporting software solution provides us the ability to deliver each eldercare location with a wide-array of detailed PT and OT reports that include, among other things: (i) client specific treatment details, (ii) identifying cost and optimization possibilities, (iii) outlining a wide variety of client outcome measurements, (iv) analyzing overall contract effectiveness, and (v) producing indicators which assist the NHL team to target opportunities for improved team efficiency. This software comes with an ability to provide a graphically illustrated ‘report card’ for contribution to annual, interdisciplinary care conferences with staff and family members, as well as fall reporting capacities, which are central to many homes’ fall prevention committee meetings. Additionally, data generated by the software allows members from both the NHL team and the eldercare facility team to identify residents who fall frequently and allow for the inter-disciplinary team to put strategies in place to better reduce a resident’s “fall-risk”.

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

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with long-term care homes to provide individualized, onsite PT and group exercise classes for its residents. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care, based on assessed needs, and with a goal of assisting each resident to attain and maintain their highest level of function possible with their activities of daily living. These services are primarily funded by the Ontario Ministry of Long-Term Care (“MLTC”). The NHL team assists in providing assistive device assessments allowing residents access to funding assistance for varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters). In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team in the homes’ annual care conferences with its residents. Through the provision of education regarding nursing restorative programming, our team assists the long-term care home’s team in back education, fall prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”) which is the standardized assessment tool required for the home to access payment from the MLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. NHL’s proprietary software provides our eldercare client locations with the unique ability to login and access multiple data points related to a multitude of therapy services provided to its residents, allowing for detailed, rapid reporting and accountability.

2.	Retirement Homes. We contract with client retirement homes to provide individualized PT and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs, again with a goal of assisting the residents participating in therapy to attain and maintain their level of function related to the activities of daily living. These services are partially funded by the individual and partly funded by the MLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team, provides in depth service reports to the homes to measure desired service delivery and our proprietary software allows for the retirement home to have the same unique login capacity. In addition to the services above, some of the residents in the retirement homes, and as applicable the resident’s family members, can request and authorize receiving an increased level of physiotherapy related services available privately on a fee-for-service basis paid by the individual. In addition, access to Registered Massage Therapists and Speech Language Pathologists is also offered on a fee-for-service basis.

3.	Community Based Home Care Physiotherapy. Throughout the province of Ontario, the MLTC operates 14 Home and Community Care Support Services organizations (“HCCSS”) which are health authorities responsible for regional administration of public health care services. The HCCSS’s serve as contact points, information clearing houses, referral resources, and assessment / care coordinators for eligible residents who need health care assistance at home or a safer place to live through aging at home strategies that can be put in place by health care providers. Through service contracts, the HCCSS’s engage “cluster providers” to provide services to clients living in the community, clients living at-home or clients living in a retirement home. These service contracts are funded by the MLTC.

NHL is a “cluster provider” sub-contractor for home care physiotherapy in the Northeast HCCSS which encompasses more than 565,000 people across 400,000 square kilometers and five sub-regions. Through this subcontract arrangement, we provide one-on-one physiotherapy assessment and treatment to clients who cannot easily access outpatient services due to mobility challenges. Primarily, these clients are elderly with multiple co-morbidities, although some clients are not elderly and are instead simply post-operative with mobility challenges.

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

Novo Connect

The Company believes the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient. Novo Connect, the Company’s proprietary mobile application, is a secure, cloud-based health and commerce web application intended to assist patients as they explore, connect, manage, and have direct control of their personalized health and wellness needs. Novo Connect is designed to integrate the Company’s interconnected technology and provide the patient a single platform with a robust healthcare ecosystem of services, products and digital health offerings.

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

Specific to non-critical care, the patient-practitioner relationship is shifting away from on-site visits to primary medical centers with mass-services and to the patient’s home and micro-clinics. Novo Connect is intended to provide “ease-of-access” in the patient/practitioner interaction for non-critical care diagnosis and subsequent treatment minimizing the degradation of non-critical health conditions to critical conditions as well as allowing for more cost-effective healthcare distribution. The services and products available through Novo Connect may be provided either directly by the Company or an affiliated network of service or product providers across a variety of specialties.

Novo Connect is intended to provide a suite of secure, reliable engagement features including, but not limited to,

●	Connect Now: a real-time scheduling solution to connect with our affiliate practitioners and physicians
●	Connect Storage: Secure Document storage
●	Connect Community: a community chat forum to share and discuss various conditions to include curated “channels” offering health and wellness solutions and insight
●	Connect CarePlan – a patient-specific care plan developed by providers, augmented with product and service solutions, to address various conditions
●	Remote bill pay
●	Remote patient monitoring interface

As of August 31, 2022, Novo Connect is in limited commercialization through certain of the Company’s corporate owned clinics with expanded commercialization intended to launch in the latter part of 2023.

Telemedicine/Telehealth

The pandemic has taught both patients and healthcare providers the viability, importance, and benefits of telemedicine technology for non-catastrophic primary care. Telemedicine is transforming traditional approaches to healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to both clinicians and medically licensed providers. In a post-pandemic global environment, telemedicine is more readily being adopted by patients, practitioners, clinicians, medical licensed providers, and health insurers for limited diagnostic and treatment solutions. We believe to date, telehealth technology usage is one dimensional and limiting in comfort for practitioners to provide in-depth diagnosis and treatment solutions.

Through both internal development and partnerships, the Company is working to provide the next generation of telehealth technology to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction using an interface of sophisticated periphery based diagnostic tools, such as a blood pressure reading device, a derma scope, an ophthalmoscope, otoscope, and other add-ons operated by skilled support workers in the patient’s remote location. This enhanced telehealth experience allows for the practitioner and patient to have a much higher level of ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution thus dramatically elevating the effectiveness of virtual visits that are more resource efficient and as effective as a physical visit.

Remote Patient Monitoring (“RPM”)

Through our licensing agreement with Cloud DX, our RPM platform empowers a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review. The Cloud DX platform allows us to further expand on our patient-first care philosophy of maintaining an on-going connection with our patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home.

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

Acenzia Inc.

Acenzia Inc. (“Acenzia”), was acquired by the Company’s wholly-owned subsidiary, Novo Healthnet Limited in June 2021. Acenzia is in the business of providing nutraceutical health solutions through advanced bio-science research and development, proprietary manufacturing, and personalized diagnostics. In addition, Acenzia has developed a multiple international jurisdiction patented technology platform, using zebra fish, which enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment (“Zgraft”)

Acenzia, founded in 2015, is licensed by multiple international government agencies including Health Canada, the U.S. FDA and the European Union for Good Manufacturing Practices (GMP) for over-the-counter and dietary supplement manufacturing. In addition, Acenzia maintains multiple third-party licenses including from the National Sanitation Foundation International (NSF) for meeting the required public health standards for manufacturing food, nutrition, and supplements. Acenzia is dedicated to the creation of innovative therapeutics and diagnostics that enables individualized health optimization.

Acenzia’s 36,000 square foot facility is located in Windsor Ontario Canada and includes Class 100 pharmaceutical grade cleanrooms and certified laboratories from which Acenzia creates and manufactures evidenced-based dietary, nutraceutical, and food products that can be validated through personalized diagnostics.

PRO-DIP, LLC

PRO-DIP, LLC (“PRO-DIP”), founded in 2015 and based in San Jose, California, was acquired by the Company in May 2021. PRO-DIP has developed and commercialized its proprietary, patent-pending ION Energy oral pouch that delivers flavorful bursts of vitamins and natural energy supplements through small, semi-permeable sachets placed in the mouth, between the gum and cheek or lip. The initial burst of supplements is followed by extended absorption of the nutrients, providing long-lasting energy, even at high-exertion levels. With its hand-free ease of consumption, the ION energy-rich pouch is an alternative to traditional sports supplements. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office on March 15, 2022. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches.

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

PRO-DIP’s current distribution chain includes ADS, Inc., a leading value-added logistics and supply chain solutions provider that serves all branches of the U.S. Military, federal, state, and local government organizations, law enforcement agencies, first responders, partner nations and the defense industry. In addition, PRO-DIP is working to expand its distribution network to include convenience store chains in North America.

Terragenx Inc. and Iodine Micro-nutrient

On November 17, 2021, NHL acquired a 91% controlling interest in Terragenx Inc. and the Company acquired the intellectual property portfolio for the unique formulation and manufacturing capability to produce a water-soluble iodine micro-nutrient that is FDA and Health Canada approved for over-the-counter and e-commerce distribution (“IoNovo”).

Iodine is a naturally occurring element and essential nutrient used by the thyroid gland to manufacture necessary hormones in the human body. Iodine is recognized as a world class disinfectant and is one of nature’s finest microbial killers of bacteria and virus deactivators. Iodine is an essential micronutrient required for the human body to produce specific thyroid hormones (T3/T4) that activate and strengthen our immune system.

While iodine alone cannot be ingested, through the acquisition of Terragenx and the Iodine IP, Novo has acquired the intellectual property for iodine in an aqueous form that can be safely ingested and has been proven to kill viruses, bacteria and protozoa when sprayed onto your mucous membranes, the entry points for various airborne viruses.

The Company has been granted Natural Product Numbers (NPN) by Health Canada for each of IoNovo GO Iodine, IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray. An NPN is a product license assessed and granted by Health Canada to commercialize a product that is found to be safe, effective, and of high quality.

The IoNovo line of oral sprays are 100% pure and natural with no chemicals, no plastics, and no alcohol.

Intellectual Property and Patents

The Company has acquired intellectual property, including patents, related to health sciences, personal diagnostics, and product applications which include:

1.	U.S. Patent No. 11,273,965 issued by the U.S. Patent and Trademark Office on March 15, 2022 for oral and/or buccal delivery pouch and the method of making same. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. PRO-DIP’s innovative, patented oral supplement pouch delivery system technology provides for broad market applications related to nutritionally focused products and medicinal based formulations. PRO-DIP’s initial oral pouch commercial product offering, the ION Energy pouch, is designed for the delivery of flavorful bursts of vitamins and natural energy supplements through small, semi-permeable sachets placed in the mouth, between the gum and cheek or lip. The initial burst of supplements is followed by extended absorption of the nutrients, providing long-lasting energy, even at high-exertion levels. With its hands-free ease of consumption, the energy-rich pouches are an alternative to traditional sports supplements and deliver a daily serving of natural vitamins and nutrients. The invention of the pouch delivery system for nutraceuticals continues to gain mainstream interest from health product manufacturers, medical organizations, big pharma, the military, space organizations, CBD/hemp companies, humanitarian aid groups and the list goes on.

2.	U.S. Patent No. 10,760,060B2, issued by the U.S. Patent and Trademark Office on September 1, 2020 for injection and incubation of circulating tumor cells from a cancer biopsy in zebrafish for accelerated prediction of cancer progression and response to treatment (“Zgraft”). Zgraft is a multiple international jurisdiction patented personalized diagnostic technology platform which , using zebra fish, enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment. The Zgraft platform models tumor progression and analyzes a cancer cell’s response to various treatment by transplanting human tumor tissue into a zebrafish allowing researchers to test an individual’s tumor cells under various conditions to see how they might respond to certain drug combinations and how the cancer progresses — all without exposing patients to the adverse effects of trying drug combinations that, ultimately, aren’t effective for their cases. Essentially, by taking a sample of cancer cells from a patient’s own tumors and studying them in a variety of conditions, doctors can now provide a more accurate prognosis of that individual’s case. More importantly, we believe doctors can now test a variety of possible drug combinations to see how that articular patient’s cancer will respond to them.

3.	Intellectual property for generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications.

4.	Intellectual property for proprietary designs for a cannabis dosing device, TruDose, which provides real-time analysis for the amount of THC/CBD in the smoke/vapor stream, after the heat point, allowing that once the device has detected the medically prescribed pre-set amount of THC/CBD has been detected, the device shuts off the flow of smoke/vapor so that only the pre-determined dose can be inhaled. The TruDose device is designed and intended to create assurance to delivered doses potentially allowing for broader medical application adoption.

5.	Iodine and IoNovo related Intellectual Property and patent pending as follows:

a.	Canada patent pending for spray devices for dispensing aqueous iodine, and methods of making and using spray devices that dispense aqueous iodine
b.	U.S. patent pending for controlled gaseous iodine sublimation from solid iodine for atmospheric iodine nutrition, disinfection and therapeutic uses
c.	U.S. patent pending for an apparatus to produce atmospheric nutritional & disinfectant iodine
d.	U.S. patent pending for automated high output aqueous iodine production and bottling system

Recent Developments

Coronavirus (COVID-19)

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this annual report on Form 10-K.

MiTelemed+ Joint Venture Agreement

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of August 31, 2022, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

Terragenx Share Exchange Agreement

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

Jefferson Street Capital Stock Purchase Agreement, Secured Convertible Promissory Note, Partial Payment and Extension of the Jefferson Note

On November 17, 2021, the Company and Terragenx Inc., a majority owned subsidiary of the Company (“Terra”), entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock (the “Collateral Shares”), as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

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

Except as related to the next transaction after the issue date of the Jefferson Note conducted on the Company’s behalf by the Maxim Group LLC (“Maxim”), Terra and the Company agreed to pay to Jefferson on an accelerated basis, any outstanding Principal Amount of the Jefferson Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Jefferson’s discretion, it being acknowledged and agreed by Jefferson that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

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

On June 1, 2022, the Company made a partial payment of $192,188 towards principal and interest owed on the Jefferson Note. On June 1, 2022, the Company and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. Effective February 16, 2023, the Jefferson Note has been paid in full. See Financial Note 19 – Subsequent Events for additional information regarding the Jefferson Note.

Platinum Point Capital Stock Purchase Agreement, Secured Convertible Promissory Note, and Full Payment of the Platinum Note

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

Except as related to the next transaction after the issue date of the Platinum Note conducted on the Company’s behalf by the Maxim, Terra and the Company agreed to pay to Platinum on an accelerated basis, any outstanding Principal Amount of the Platinum Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Platinum’s discretion, it being acknowledged and agreed by Platinum that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

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

On June 1, 2022, the Company made an aggregated payment of $948,874, including all principal and interest owed, on the Platinum Note.

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

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth anniversary of December 14, 2021, the initial issuance date of the Warrants.

As of August 31, 2022, the principal balance owed on the December 14, 2021 Notes is approximately $11,230,555. See Financial Note 19—Subsequent Events for additional information regarding the December 14, 2021 Notes.

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

Consulting Services Agreement

On December 20, 2021, the Company executed a Consulting Services Agreement for financial and corporate consulting services over a 3-month term. As consideration for payment of services, the Company paid (i) 50,000 restricted shares of common stock, and (ii) $25,000 per month for the 3-month term. On December 20, 2021, the Company issued 50,000 shares of restricted common stock. On January 24, 2022, the Company issued 50,000 restricted shares of common stock. On February 24, 2022, the Company issued 50,000 restricted shares of common stock.

Stock Option Grant to Independent Directors

On February 23, 2022, the Company granted, pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), a stock option to purchase 93,955 shares of common stock at an exercise price of $1.33 to each of the Company’s then-independent directors, Alex Flesias, Robert Oliva and Michael Pope. Effective June 30, 2022, Mr. Oliva resigned as a member of the Board of Directors. Each stock option vests, and becomes exercisable, (i) with respect to 7,833 shares each month, beginning on the date of grant, until December 23, 2022, and (ii) with respect 7,832 shares on January 23, 2023. Each stock option expires on February 23, 2027. The stock option grants were previously approved by the Company’s Board of Directors on January 26, 2021 and are consistent with the letter agreements dated January 26, 2021, between the Company and Messrs. Flesias, Oliva and Pope.

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

Clinical Consultants International LLC Acquisition

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, Clinical Consultants International LLC (“CCI”), each of the members of CCI (the “Members”), and Dr. Joseph Chalil as the representative of the Members.

Pursuant to the terms of the CCI Agreement, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”) (“CCI Acquisition”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

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

Appointment of Dr. Chalil as the Company’s Chief Medical Officer and President of Novomerica Healthcare Group, Inc.

On April 5, 2022, in connection with the closing of the CCI Acquisition and pursuant to the terms of the CCI Agreement, the Company named Dr. Chalil as the Company’s Chief Medical Officer, and the President of Novomerica Healthcare Group, Inc., a wholly owned subsidiary of the Company formed for expansion of certain medically related business in the U.S. (“NHG”). Pursuant to the terms of the CCI Agreement, the Company expects to appoint Dr. Chalil as a member of the Company’s Board of Directors in the near future.

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

Shelf Registration Statement

On April 28, 2022, the SEC declared effective the Company’s shelf registration statement on Form S-3 (File No. 333-264360) (the “Form S-3”) originally filed on April 18, 2022. The Form S-3 is a shelf registration statement relating to the sale of 223,880 shares of our common stock issuable to Jefferson Street Capital and Platinum Point Capital, under the terms and conditions of both the Jefferson SPA and the Platinum SPA, upon exercise of certain warrants, currently held by the respective selling stockholders, with an exercise price of $3.35 which expire on November 17, 2024.

Promissory Note Amortization Payment

On June 14, 2022, the Company made a cash payment in the aggregate amount of $1,391,589 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Dalcourt and Gaynor Board of Directors Compensation

On June 29, 2022, the Board granted Pierre Dalcourt and Michael Gaynor 250,000 and 50,000 shares of common stock, respectively, pursuant to the 2021 Plan as consideration for over 5-years of service to the Board without having received compensation.

Board of Directors Changes

Effective June 30, 2022, Robert Oliva, Michael Gaynor and Pierre Dalcourt resigned as members of the Board of Directors. Also, effective June 30, 2022, (i) Sarfaraz Ali was appointed as an independent member of the Board of Directors; (ii) the size of the Board of Directors was reduced from seven to five members. As a result, effective June 30, 2022, following the aforementioned Board changes, a majority of the Company’s Board of Directors is independent. As compensation for Mr. Ali’s services as a director, on August 9, 2022, the Company granted, pursuant to the Company’s 2021 Equity Incentive Plan, a stock option to purchase 39,480 shares of common stock at an exercise price of $1.90. Mr. Ali’s stock options vests, and becomes exercisable, (i) with respect to 6,580 shares on the date of grant, and (ii) with respect to 3,290 shares monthly, beginning on September 9, 2022 until July 9, 2023. Each stock option expires on August 9, 2027. The stock option grants were previously approved by the Company’s Board of Directors on June 30, 2022, and are consistent with the letter agreement, dated June 27, 2022, between the Company and Mr. Ali.

Promissory Note Payment

On June 30, 2022, the Company paid the balance owed on an Acenzia promissory note for an aggregate payment of $5,300,000, including all principal and interest owed.

Promissory Note Amortization Payment

On July 14, 2022, the Company made a cash payment in the aggregate amount of $1,474,496 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Promissory Note Amortization Payment

On August 14, 2022, the Company made a cash payment in the aggregate amount of $1,441,470 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Registration Statement on Form S-1

On September 13, 2022, the Company filed a registration statement on Form S-1 (File No. 333-267401) (as amended, the “Registration Statement”). The Registration Statement relates to the Company’s proposed offer of up to 19,138,756 units (“Units”), with each Unit consisting of (i) one share of common stock, (ii) one warrant with a three-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Three-Year Warrant”), and (iii) one warrant with a five-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Five-Year Warrant”) on a best-efforts basis. The assumed public offering price is $1.045 per Unit. Each Three-Year Warrant and Five-Year Warrant will be immediately exercisable for one share of common stock at an assumed exercise price of $1.045 per share (not less than 100% of the public offering price of each Unit sold in the offering). The actual public offering price per Unit will be determined between the Company, Maxim Group LLC and the investors in the offering, and may be at a discount to the current market price of the Company’s common stock.

As indicated in the Registration Statement, the Company also proposes to offer to each purchaser of Units that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding common stock immediately following the consummation of the offering, the opportunity to purchase Units consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrant”) (in lieu of one share of common stock), one Three-Year Warrant and one Five-Year Warrant. Subject to limited exceptions, a holder of Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, such limit may be increased to up to 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each Pre-Funded Warrant will be exercisable for one share of common stock. The purchase price of each Unit including a Pre-Funded Warrant will be equal to the price per Unit including one share of common stock, minus $0.01, and the remaining exercise price of each Pre-Funded Warrant will equal $0.01 per share. The Pre-Funded Warrants will be immediately exercisable (subject to the beneficial ownership cap) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. For each Unit including a Pre-Funded Warrant sold (without regard to any limitation on exercise set forth therein), the number of Units including a share of common stock offered will be decreased on a one-for-one basis. The common stock and Pre-Funded Warrants, if any, can each be purchased in the offering only with the accompanying Three-Year Warrant and Five-Year Warrant as part of a Unit, but the components of the Units will immediately separate upon issuance. The Company also proposes to register the common stock issuable from time to time upon exercise of the Pre-Funded Warrants, Three-Year Warrants and Five-Year Warrants included in the Units.

There is no minimum number of Units or minimum aggregate amount of proceeds for the offering to close.

The Company expects to commence the sale of the securities as of the date on which the Registration Statement is declared effective by the SEC. No sales will be made prior to effectiveness of the Registration Statement. There can be no assurance that the Registration Statement will be declared effective by the SEC.

Promissory Note Amortization Payment

On September 14, 2022, the Company made a cash payment in the aggregate amount of $1,435,683 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

CVI Investments, Inc. Waiver and Amendment

On October 13, 2022, the Company entered into a Waiver and Amendment (the “CVI Waiver and Amendment”) with CVI Investments, Inc. (“CVI”). Pursuant to the terms of the CVI Waiver and Amendment, (i) the Company obtained a limited waiver from CVI with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); (ii) the Company and CVI amended certain provisions of the CVI Warrant; (iii) the Company obtained a limited waiver from CVI with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”); and (iv) the Company and CVI amended certain provisions of the CVI Note, all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable.

Pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Warrant that would have reduced the exercise price of the CVI Warrant upon the closing of the sale of the Company’s common stock by the Company (the “Offering”) to be conducted as set forth in and pursuant to the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) filed by the Company on September 13, 2022, as subsequently amended and as declared effective on October 13, 2022. In addition, the Company and CVI agreed to amend the CVI Warrant to provide that the exercise price of the CVI Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Note that would have reduced the conversion price of the CVI Note upon the closing of the Offering. CVI also agreed to extend the date on which the Amortization Redemption Amount (as defined in the CVI Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and CVI agreed to amend the CVI Note to provide that the conversion price set forth in the CVI Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Hudson Bay Master Fund Ltd. Waiver and Amendment

Also on October 13, 2022, the Company entered into a Waiver and Amendment (the “Hudson Bay Waiver and Amendment”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”). Pursuant to the terms of the Hudson Bay Waiver and Amendment, (i) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); (ii) the Company and Hudson Bay amended certain provisions of the Hudson Bay Warrant; (iii) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”); and (iv) the Company and Hudson Bay amended certain provisions of the Hudson Bay Note, all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable.

Pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Warrant that would have reduced the exercise price of the Hudson Bay Warrant upon the closing of the Offering. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Warrant to provide that the exercise price of the Hudson Bay Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Note that would have reduced the conversion price of the Hudson Bay Note upon the closing of the Offering. Hudson Bay also agreed to extend the date on which the Amortization Redemption Amount (as defined in the Hudson Bay Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Note to provide that the conversion price set forth in the Hudson Bay Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Unit Offering

On October 18, 2022 (the “Closing Date”), the Company sold an aggregate of 4,000,000 units (the “Units”) for an aggregate of $2,000,000, at a purchase price $0.50 per Unit (the “Offering”), consisting of (i) 4,000,000 shares (the “Shares”) of the Company’s common stock, (ii) warrants with a three-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Three Year Warrants”), and (iii) warrants with a five-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Five Year Warrants” and together with the Three Year Warrants, the “Warrants”).

On October 13, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Maxim Group LLC, as exclusive placement agent thereunder (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent to solicit offers to purchase the Units, and the Common Stock and Warrants forming part of the Units, offered by the prospectus (“Prospectus”) contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022 (the “Registration Statement”). The Placement Agent did not purchase or sell any securities, nor was it required to arrange for the purchase and sale of any specific number or dollar amount of securities, other than to use its “reasonable best efforts” to arrange for the sale of the securities by the Company. Accordingly, there was no minimum amount of proceeds that was a condition to closing of the Offering.

The Offering resulted in gross proceeds to the Company of approximately $2,000,000 before deducting the Placement Agent fees and related offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of Warrants issued in the Offering which formed part of the Units. Pursuant to the terms of the Placement Agency Agreement, the Company paid the Placement Agent a cash fee of $140,000 equal to 7.0% of the gross proceeds of the Offering as well as reimbursed the Placement Agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

Under the Placement Agency Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 90-day period following the Closing Date, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, and will not file any registration statements. In addition, during the 180-day period following the Closing Date and subject to certain exceptions, the Company is prohibited from entering into (i) a transaction that would result in the Company issuing common stock that has a variable conversion price, exercise price, or exchange rate, or such a price that would reset upon the occurrence of specified or contingent events; or (ii) a transaction in which the Company agrees to issue securities at a future determined price. Each of the Company’s officers, directors, and any holder of 10% or more of the outstanding common stock has agreed to a three-month “lock-up” with respect to their shares of common stock, including securities that are convertible into, or exchangeable or exercisable for, shares of common stock. Subject to certain exceptions, during such lock-up period these holders may not offer, sell, pledge or otherwise dispose of these securities, without the prior written consent of the Placement Agent. The Placement Agency Agreement provides that the Placement Agent’s obligations were subject to conditions contained in the Placement Agency Agreement.

Each Warrant had an exercise price of $0.50 per share and is exercisable upon issuance. As a result of the Company’s entry, on November 14, 2022, into the CVI Exchange Offer and Amendment (as hereinafter defined) and the Hudson Bay Exchange Offer and Amendment (as hereinafter defined), the exercise price of each Warrant was reduced to $0.10 per share. The Three Year Warrants and the Five Year Warrants will expire three years and five years from the date of issuance, respectively.

Each Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock as described in the Prospectus. Subject to certain exemptions outlined in the Three Year Warrants and Five Year Warrants, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sell, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of common stock or Common Stock Equivalents (as defined in the Three Year Warrants and Five Year Warrants), at an effective price per share less than the exercise price of the Three Year Warrants or Five Year Warrants then in effect, the exercise price of the Three Year Warrants and Five Year Warrants will be reduced to equal the effective price per share in such dilutive issuance; provided, however, in no event will the exercise price of the Three Year Warrants and Five Year Warrants be reduced to an exercise price lower than $0.10. Additionally, on the date that is 60 calendar days immediately following the initial issuance date of the Three Year Warrants and Five Year Warrants, the exercise price will be reduced to the Reset Price (as hereinafter defined), provided that the Reset Price is less than the exercise price in effect on that date. The “Reset Price” is equal to the greater of (a) 50% of the initial exercise price or (b) 100% of the lowest daily volume weighted average price per share of common stock (“VWAP”) occurring during the 60 calendar days following the issuance date of the Three Year Warrants and Five Year Warrants.

On October 13, 2022, the (i) conversion price of the Senior Secured Convertible Notes, and the (ii) exercise price per share of common stock under the warrants to purchase common stock, issued by the Company and held by CVI Investments, Inc. and Hudson Bay Master Fund Ltd. (the “Holders”) was reduced to $0.50 per share of common stock based on the offering price of each Unit in the Offering and in accordance with waivers by the Holders, as further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2022.

The terms of the Three Year Warrants and Five Year Warrants are governed by a Warrant Agency Agreement (the “Warrant Agency Agreement”), dated as of the Closing Date, by and between the Company and Pacific Stock Transfer Company (the “Warrant Agent”). Pursuant to the terms of the Warrant Agency Agreement, the Company agreed to indemnify the Warrant Agent in its roles as transfer agent and warrant agent, its agents and each of its stockholders, directors, officers and employees against all liabilities, including judgments, costs and reasonable counsel fees that may arise out of acts performed or omitted for its activities in that capacity, except for any liability due to any gross negligence, willful misconduct or bad faith of the indemnified person or entity.

Promissory Note Amortization Payment

On October 19, 2022, the Company made a cash payment in the aggregate amount of $1,429,896 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Restricted Stock Issuance

On October 26, 2022, the Company issued 36,222 restricted shares of common stock for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

CVI Investments, Inc. Exchange Offer and Amendment

On November 14, 2022, the Company entered into an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock, for each share of common stock (the “CVI Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); and (ii) the Company and CVI amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”), all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable. On November 15, 2022 and January 5, 2023, 1,757,319 and 1,159,348 shares of common stock were issued under the terms and conditions of the CVI Warrant Exchange.

Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company and CVI agreed to amend the CVI Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the CVI Exchange Offer and Amendment, (ii) the Company shall pay a $50,000 extension fee to CVI ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the CVI Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the CVI Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the CVI Note as follows:

(i) the definition of Conversion Price (as defined in the CVI Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the CVI Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the CVI Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the CVI Note that is converted pursuant to a voluntary conversion by CVI shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) CVI may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that CVI agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the CVI Note)); and

(iii) upon mutual consent by the Company and CVI, CVI may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The CVI Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or any securities convertible or exchangeable into Common Stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Hudson Bay Master Fund Ltd. Exchange Offer and Amendment

Also, on November 14, 2022, the Company entered into an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock, for each share of common stock (the “Hudson Bay Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); and (ii) the Company and Hudson Bay amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”), all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable. On November 15, 2022, 2,916,667 shares of common stock were issued under the terms and conditions of the Hudson Bay Warrant Exchange.

Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company and Hudson Bay agreed to amend the Hudson Bay Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the Hudson Bay Exchange Offer and Amendment, (ii) the Company shall pay a $50,000 extension fee to Hudson Bay ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the Hudson Bay Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the Hudson Bay Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the Hudson Bay Note as follows:

(i) the definition of Conversion Price (as defined in the Hudson Bay Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the Hudson Bay Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the Hudson Bay Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the Hudson Bay Note that is converted pursuant to a voluntary conversion by Hudson Bay shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Hudson Bay may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that Hudson Bay agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Hudson Bay Note)); and

(iii) upon mutual consent by the Company and Hudson Bay, Hudson Bay may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The Hudson Bay Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or any securities convertible or exchangeable into Common Stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Promissory Note Amortization and Extension Fee Payments

On November 14, 2022, as provided in the CVI Exchange Offer and Amendment, the Company made a cash payment, in the amount of $37,384, for the monthly interest owed on the CVI Note outstanding principal balance. On November 14, 2022, as provided in the Hudson Bay Exchange Offer and Amendment, the Company made a cash payment, in the amount of $33,056, for the monthly interest owed on the Hudson Bay Note outstanding principal balance.

On January 17, 2023, March 2, 2023, and March 14, 2023, the Company made an interest payment on the Hudson Bay Note, to Hudson Bay, in the amount of $8,333, $625, and $208, respectively. On January 17, 2023, March 2, 2023, and March 14, 2023, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company paid, to Hudson Bay, extension fees in the amount of $10,000, $10,000, and $10,000, respectively. On March 24, 2023, the Company paid to Hudson Bay an aggregate of $70,069, representing the remaining principal balance on the Hudson Bay Note ($50,000), interest on the Hudson Bay Note ($69), and extension fees ($20,000). As of March 24, 2023, the Hudson Bay Note was paid in full and no amounts remain due and outstanding in respect of the Hudson Bay Note.

On March 14, 2023, the Company made a principal payment on the CVI Note, to CVI, in the amount of $6,111 and an interest payment on the CVI Note, to CVI, in the amount of $77. Also on March 14, 2023, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company paid, to CVI, an extension fee in the amount of $30,000. On March 24, 2023, the Company paid to CVI an extension fee in the amount of $20,000. As of March 24, 2023, the CVI Note was paid in full and no amounts remain due and outstanding in respect of the CVI Note.

Share Issuances in Connection with Warrant Exercises

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 3,910,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of March 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2022, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021.

Nasdaq Notification—Minimum Bid Price Requirement

On November 21, 2022, the Company received a notification letter (the “November Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between October 10, 2022 and November 11, 2022, the Company no longer meets the minimum bid price requirement. The November Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The November Notification Letter provides that the Company has 180 calendar days, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by May 22, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Information Statement on Schedule 14C

On January 4, 2023, the Company filed with the SEC a definitive information statement on Schedule 14C (the “14C”). The 14C relates to the notice to stockholders concerning the approval by written consent of stockholders holding a majority of the Company’s issued and outstanding voting securities (the “Majority Stockholders”) of the effectuation of the transactions provided for in each exchange offer and amendment entered into on November 14, 2022 by the Company (the “Exchange Offers and Amendments”) with CVI and Hudson Bay, including but not limited to the following amendments to the senior secured convertible notes, dated as of December 14, 2021, issued by the Company to CVI and Hudson (the “Notes”):

(i) the definition of Conversion Price (as defined in the Notes) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of each of the Notes converted after the date that shareholder approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in Notes) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of each of the Notes that is converted pursuant to a voluntary conversion by the holders of each of the Notes shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Each of the holders of the Notes may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that such holder agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Notes)); and

(iii) upon mutual consent by the Company and each of the holders of the Notes, such holder may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

Accordingly, the Majority Stockholders approved, by written consent, the issuance of the total number of shares of Company common stock of the Company necessary to effectuate the Exchange Offers and Amendments, which is currently an indeterminate number due to the methodology of the conversion pricing as described herein and in the Exchange Offers and Amendments.

Stockholder approval of the Exchange Offers and Amendments was required by Rule 5635(d) of The Nasdaq Stock Market, which requires stockholder approval prior to a 20% issuance of securities at a price that is less than the Minimum Price (as defined in the information statement) in a transaction other than a public offering. A 20% issuance is a transaction, other than a public offering, involving the sale, issuance or potential issuance by the company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or substantial stockholders of the company, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance.

Such approval and consent by the Majority Stockholders constitute the approval and consent of a majority of the total number of shares of the Company’s outstanding voting stock and is sufficient under the Nevada Revised Statutes, the Company’s Amended and Restated Articles of Incorporation, as amended, and the Company’s Bylaws to approve the Exchange Offers and Amendments. Accordingly, the actions will not be submitted to the other stockholders of the Company for a vote, and the information statement has been furnished to such other stockholders to provide them with certain information concerning the actions in accordance with the requirements of the Exchange Act, and the regulations promulgated under the Exchange Act, including Regulation 14C.

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $199,980 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it is not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with the respect to the Form 10-K and the Form 10-Q. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K, or until June 12, 2023, to regain compliance.

SwagCheck Agreement

On December 23, 2022, the Company, SwagCheck Inc. (“SWAG”), and all SWAG shareholders (collectively, the “SWAG Shareholders”) entered into that certain Share Purchase Agreement (the “SWAG Agreement”). Pursuant to the terms of the SWAG Agreement, the Company agreed to purchase, and the SWAG Shareholders agreed to sell to the Company, 100% of the outstanding shares of SWAG in exchange for $1.00 (the “SWAG Purchase”). SWAG holds a specific right of purchase of a precious gem collection (the “Gems”) as provided for in an agreement between SWAG and a Court-appointed Successor Receiver for the United States District Court for the Central District of California (the “Receiver”).

The parties have made customary representations, warranties and covenants in the SWAG Agreement. In addition to certain customary closing conditions, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase are subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have received a financing commitment of at least $90 million by December 27, 2022, with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to a Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a Mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

In addition to certain customary closing conditions in the SWAG Agreement, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase were subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have provided SWAG with a binding letter of intent (a “LOI”) by a competent financing party for financing in the amount of at least $90 million by December 27, 2022 with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to the Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

On December 30, 2022, the Company, SWAG and the SWAG Shareholders entered into Amendment No. 1 to the SWAG Agreement (the “SWAG Amendment”). Pursuant to the terms of the SWAG Amendment, the parties agreed as follows:

●	The closing of the SWAG Purchase will occur no later than January 10, 2023, with all contemplated extensions being subject to the Receiver’s stipulations, conditions, and limitations.

●	The condition for the Company to provide SWAG with a binding LOI has been deleted.

●	A total of $92 million will be distributed as follows: (i) $60 million will be distributed to the Receiver for the purchase of the Gems by SWAG, and (ii) a $32 million mark-up will be distributed directly for the benefit of the outgoing SWAG Shareholders.

Although the SWAG Agreement has not yet closed, the parties continue to work together with the intention of closing the transaction. Following the closing of SWAG Purchase, SWAG will be a wholly owned subsidiary of the Company and will own title to the Gems, which the Company intends to either collateralize or sell to raise capital.

Mast Hill Securities Purchase Agreement & Note

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the Mast Hill Note, the Company agreed to pay accrued interest monthly as well as the Mast Hill Principal Sum as follows: (i) $57,300 on August 23, 2023, (ii) 57,300 on September 23, 2023, (iii) $57,300 on October 23, 2023, (iv) $100,000 on November 23, 2023, (v) $100,000 on December 23, 2023, (vi) $100,000 on January 23, 2023, and (vii) all remaining amounts owed under the Mast Hill Note on the Mast Hill Maturity Date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the Mast Hill Note at the lesser of (i) the then applicable conversion price under the Mast Hill Note, or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Mast Hill Note) occurs at an amount equal to the Mast Hill Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Mast Hill Note, Mast Hill Warrant, or Mast Hill SPA.

Upon the occurrence of any Event of Default, the Mast Hill Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the Mast Hill Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The Mast Hill Warrant is exercisable for five years from February 23, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the Mast Hill Warrant. The Mast Hill Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the Mast Hill Note and pursuant to the terms of the Mast Hill SPA, on February 24, 2023, the Company issued 955,000 restricted shares of common stock (the “Commitment Shares”) to Mast Hill at closing. The Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the Mast Hill Note and the Mast Hill Warrant. In addition to the beneficial ownership limitations provided in the Mast Hill Note and the Mast Hill Warrant, the sum of the number of shares of common stock that may be issued under the Mast Hill SPA (including the Commitment Shares), the Mast Hill Note, and the Mast Hill Warrant shall be limited to 19.99% of the issued and outstanding common stock on the closing date (equal to 27,720,448 shares) as further described in the Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086.

March 2023 FirstFire Securities Purchase Agreement, Note & Warrant

On March 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with FirstFire, pursuant to which the Company issued an 12% unsecured promissory note (the “2023 FirstFire Note”) with a maturity date of March 21, 2024, in the principal sum of $573,000 (the “Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “2023 FirstFire Warrant”) to FirstFire pursuant to the SPA. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay the Principal Sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an OID of $57,300. Accordingly, on the closing date, FirstFire paid the purchase price of $515,700 in exchange for the 2023 FirstFire Note and the 2023 FirstFire Warrant. FirstFire may convert the 2023 FirstFire Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the 2023 FirstFire Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay accrued interest monthly as well as the Principal Sum as follows: (i) $57,300 on September 21, 2023, (ii) 57,300 on October 21, 2023, (iii) $57,300 on November 21, 2023, (iv) $100,000 on December 21, 2023, (v) $100,000 on January 21, 2024, (vi) $100,000 on February 21, 2024, and (vii) all remaining amounts owed under the 2023 FirstFire Note on the maturity date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then FirstFire shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the 2023 FirstFire Note or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the 2023 FirstFire Note at any time prior to the date that an event of default (as provided in the 2023 FirstFire Note) occurs at an amount equal to the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2023 FirstFire Note, the 2023 FirstFire Warrant, or SPA.

Upon the occurrence of any event of default, the 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The 2023 FirstFire Warrant is exercisable for five years from March 21, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the 2023 FirstFire Warrant. The 2023 FirstFire Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the 2023 FirstFire Warrants and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the 2023 FirstFire Note and pursuant to the terms of the SPA, on March 22, 2023, the Company issued 955,000 restricted shares of the Company’s common stock (the “Commitment Shares”) to FirstFire at closing. The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the 2023 FirstFire Note and the 2023 FirstFire Warrant. In addition to the beneficial ownership limitations provided in the 2023 FirstFire Note and the 2023 FirstFire Warrant, the sum of the number of shares of common stock that may be issued under the SPA (including the Commitment Shares), the 2023 FirstFire Note, and 2023 FirstFire Warrant shall be limited to 10,000,000 shares as further described in the SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Business Growth Initiatives

The Company’s mission is to provide excellence in multidisciplinary primary health care evaluation, assessment, diagnosis, treatment, pain management and prevention through the integration of medical technology, advanced therapeutics, and rehabilitative science combined with the development and distribution of high-quality health and wellness product solutions. Key elements of our business growth initiatives include:

●	Increase Market Share in Canada through Organic Growth, Asset Acquisition and Affiliate Network Expansion for both our Clinic and Eldercare Operations. Specific to our clinic operations, the Company has an ongoing initiative to expand our Canadian market share through organic growth, increasing our affiliate network of clinics, as well as strategic acquisitions and Joint Ventures of operating multidisciplinary primary health care clinics in markets in which we currently operate as well as new geographic markets. Specific to our eldercare based operations, we intend to increase our Canada market share of providing contracted-occupational therapy and physiotherapy services to eldercare centric homes through network affiliation growth, new contract awards, and increased usage of telemedicine.

●	Expand Operations into the United States through:

○	the introduction and deployment of our various interconnected technology platforms to deliver the Company’s array of primary care services and products.

○	Establish micro clinics in existing facilities through partnerships with existing U.S. based operators of healthcare related services and products such as pharmacies and big-box retail outlets.

○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas.

○	The strategic acquisition of targeted U.S. operating pharmacies in key geographical areas.

○	Establishment of strategic affiliations, alliances and partnerships with existing U.S. health care provider facilities allowing us immediate access to their client base.

●	Open Micro-Clinic Facilities through our U.S. and Canada LA Fitness Master Facility License Agreements. Micro-clinic facilities are reduced footprint clinics, primarily located within the footprint of box-store commercial enterprises, focused on providing both (i) multidisciplinary primary care and medical technology related services, and (ii) health and wellness products. Under the terms of our agreements with LA Fitness (U.S. and Canada), we are planning to operate micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physiotherapy and occupational therapy services.

●	Further Development and Usage of Novo Connect and Telemedicine/Telehealth Medical Technology Platform.

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

The Company believes the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient. Through both internal development and partnerships, the Company is working to provide the next generation of telehealth technology capability to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction through laptop, desktop or the Company’s Novo Connect mobile application.

Novo Connect is the Company’s proprietary mobile application designed and built to be a secure, cloud-based health and commerce web application intended to assist patients as they explore, connect, manage, and have direct control of their personalized health and wellness needs. Novo Connect is designed to integrate the Company’s interconnected technology and provide the patient a single platform with a robust healthcare ecosystem of services, products and digital health offerings.

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

Specific to our eldercare operations, prior to COVID-19 our Telemedicine Medical Technology Platform was primarily focused on providing physiotherapy related “virtual-care” services to both smaller and remote eldercare focused facilities to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. With the profound impact COVID-19 has had on the delivery of healthcare services sector wide, we expanded our eldercare related Telemedicine Medical Technology Platform to include non-critical resident reviews, exercise related activity and additional physiotherapy sessions, ensuring continuity of service for our long-term care and retirement home clients.

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

●	Develop and Launch our Remote Patient Monitoring Medical Technology Platform. Beyond the traditional confines of in-clinic visits, our Remote Patient Monitoring Medical Technology Platform (“RPM platform” or “RPM”) provides clinicians and practitioners the ability to maintain an on-going continuous connection with their patient community extending patient care directly into the patient’s home. Through our licensing agreement with Cloud DX, our RPM platform empowers a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review.

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

Additionally, the Company is implementing a marketing and sales program to sub-license the Cloud DX technology to our Canadian affiliate clinic network as well as other clinics and medically licensed providers throughout both Canada and the United States.

●

Build an Intellectual Property and Patent Portfolio. In addition to the Company’s current portfolio of Intellectual Property (IP), patent-pending and patent assets, we intend to acquire or obtain licensing rights for IP and patents related to health sciences, health and wellness products, and nano-formulation.

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

LA Fitness U.S. and Canada License Agreement & Guaranty for Micro Clinics

In September 2019, through its U.S. subsidiary Novomerica Health Group, Inc. (“Novomerica”) and its Canadian subsidiary, Novo Healthnet Limited, the Company entered into exclusive Master Facility License Agreements (“License Agreement”) to establish and operate reduced footprint clinics, or “micro-clinics”, to provide outpatient physical and/or occupational therapy services and related products within LA Fitness facilities in both the U.S. and Canada. In March 2020, as a result of guidelines issued by local, state, federal, and provincial authorities due to the COVID-19 pandemic, LA Fitness U.S. and Canada closed all facilities nationwide. As a result, all contractual terms and conditions of both our U.S. and Canada Master Facility License Agreements were placed on hold through fiscal year 2021 with all parties expressing the intent to amend both the U.S. and Canada License Agreements and related timelines to launch our LA Fitness micro-clinic facilities as “normal” activity resumes in the LA Fitness U.S. and Canada facilities.

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

We cannot guarantee that the U.S. License Agreement will be amended to allow for an extension of its timeline. Currently, under both government and internal corporate directives, LA Fitness continues to both open and expand operations, access and services offered in both its U.S. and Canada facilities. Opening of our micro-clinic facilities may vary from state to state and province-to-province; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate each of our LA Fitness micro-clinic facilities remains intact. Due to the ever-changing conditions surrounding the operations of both U.S. and Canada based LA Fitness facilities, we are unable to verify our schedule to commence opening our micro-clinics, but we are tentatively planning on a target of the latter part of 2023.

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

Additionally, the Company is implementing a marketing and sales program to sub-license the Cloud DX technology to our Canadian affiliate clinic network as well as other clinics and medically licensed providers throughout both Canada and the United States.

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

Employees

As of August 31, 2022, we employed 115 full-time employees and 91 part-time employees across all Company subsidiaries. Specific to our clinic and eldercare services, approximately 90% of our clinicians and practitioners are contracted as independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

The health and wellness product industry is highly competitive. Our ability to remain competitive depends on many factors, including having relevant products that meet consumer needs, enhanced education and tools, innovation in our products and services, competitive pricing, a strong reputation, and a financially viable company.

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

Telemedicine Medical Technology Platform, Remote Patient Monitoring Medical Technology Platform and Novo Connect Medical Technology Platform (collectively, “Medical Technology Platforms”)

Both our Telemedicine Medical Technology Platform and Remote Patient Monitoring Medical Technology Platform are operational in Canada on a limited usage basis; but are primarily in development. Our Novo Connect Medical Technology Platform is under development and limited commercialization. All of our Medical Technology Platforms are subject to governmental health care regulations in Canada including, but not limited to, the Canada Health Act. While our Medical Technology Platforms are not currently operational in the United States, once operational our Medical Technology Platforms’ usage will be subject to United States laws, regulations, and directives such as, but not limited to, Medicare, Medicaid, RAC, Anti-Kick Back Statute, False Claims Act, Civil Monetary Penalties Statute, HIPAA, and HITECH. In addition, we will be subject to data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

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

Medical Cannabidiol Product Offering (Future Growth Initiative)

As discussed in the Business Growth Initiative section above, we plan to expand our business to include the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada and authorized U.S. states. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients.

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

Pursuant to the terms of the CCI Agreement, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”) (“CCI Acquisition”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

This CCI Acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets being acquired under the arrangement was concentrated in the customer. Accordingly, the $1,704,000 purchase price was primarily allocated to the customer relationships intangible asset, for $1,701,814, and amortized over an estimated useful life of 5 years. The remaining purchase price was allocated to cash and cash equivalents.

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

For the fiscal years ended August 31, 2022 and 2021, we reported net losses attributed to Novo Integrated Sciences of $32,849,215 and $4,462,147, respectively, and negative cash flow from operating activities of $5,884,145 and $1,024,802, respectively. As of August 31, 2022, we had an aggregate accumulated deficit of $53,818,489.

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

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic or any other public health epidemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 or other potential public health epidemic, new information which may emerge concerning the severity of the COVID-19 pandemic or public health epidemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this annual report on Form 10-K.

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

Our Novo Connect Medical Technology Platform is currently in development and limited commercialization. Novo Connect is intended to be a cloud-based app designed as a secure patient-centered portal which will allow the integration of numerous source systems for patient interface by facilitating communication between the patient and the patient’s provider. The Novo Connect app will be developed for Web, iOS and Android application to optimize communication between source systems. Novo Connect is being designed to allow patients to have direct control of their overall healthcare and wellness by providing a suite of secure, reliable engagement features

The success of our Medical Technology Platforms will highly be dependent upon our ability to develop relationships with both Canadian based and United States based medically licensed primary care providers and specialist in addition to multidisciplinary primary health care clinicians.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 144,257,518 shares of our common stock outstanding as of March 31, 2023, approximately 116,741,592 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Our wholly owned subsidiary, Novo Healthnet Limited, has corporate offices located at 3905 Major MacKenzie Drive, Suite 115, Vaughan Ontario Canada L4H 4J9. This location is approximately 1,160 square feet. The lease expires on June 30, 2023, and it is subject to a 1-year renewal provided the landlord receives notice from the tenant no later than 3-months prior to the lease expiration date. Terms of the lease provide for a base rent payment of CAD$2,030 (approximately $2,657 as of August 31, 2022) per month.

Novo Healthnet Limited currently operates our 17 corporate-owned clinics through standard tenancy agreements out of leased properties located at:

(1)	Novo Healthnet Limited (Niagara Falls)
4056 Dorchester Rd., Suites 104 & 105, Niagara Falls, Ontario L2E 6M9, Canada;

(2)	Novo Healthnet Limited (Richmond Hill)
9665 Bayview Ave., Suite 10, Richmond Hill, Ontario L4C 9V4, Canada;

(3)	Novo Healthnet Limited (Windsor)
250 Tecumseh Rd. E., Building 100, Unit 150, Windsor, Ontario N8X 2R3, Canada;

(4)	Back on Track Physio & Health Centres (Scarborough)
8 Glen Watford Drive, Unit G3-G5, Scarborough, Ontario M1S 2C1, Canada;

(5)	Back On Track Physio & Health Centres (Antares)
6 Antares Drive Ph 1, Unit 3, Nepean, Ontario K2E 8A9, Canada;

(6)	Back On Track Physio & Health Centres (Richmond)
6265 Perth St, Richmond, Ontario K0A 2Z0, Canada;

(7)	Back On Track Physio & Health Centres (Hunt Club)
380 Hunt Club Rd. Suite 107, Ottawa, Ontario K1V 1C1, Canada;

(8)	Back On Track Physio & Health Centres (Findlay Creek)
4744 Bank Street, Unit 2, Gloucester, Ontario K1T 0K8, Canada;

(9)	Back On Track Physio & Health Centres (Bells Corners)
2006 Robertson Rd., Unit 2, Nepean, Ontario K2H 1A5, Canada;

(10)	Back On Track Physio & Health Centres (Westboro)
411 Roosevelt Avenue, Unit 309, Ottawa, Ontario K2A 3X9, Canada;

(11)	Back On Track Physio & Health Centres (Manotick)
5230B Mitch Owens Road, Manotick, Ontario K4M 1B2, Canada;

(12)	Back On Track Physio & Health Centres (Carleton Place)
515 McNeely Drive, Unit 3, Carleton Place, Ontario K7C 0A8, Canada;

(13)	Back On Track Physio & Health Centres (Kemptville)
301 Rideau Street, Kemptville, Ontario K0G 1J0, Canada;

(14)	Back On Track Physio & Health Centres (Perth)
9 Eric Devlin Lane. Unit 100, Perth, Ontario K7H 0C4, Canada;

(15)	Back On Track Physio & Health Centres (Rockland)
2741 Chamberland St., Unit 208 Rockland, Ontario K4K 0B8 Canada.

(16)	Fairway Physiotherapy & Sports Injury – Mountdale
620 Arthur St W Unit #4, Thunder Bay, Ontario P7E 5R8 Canada

(17)	Fairway Physiotherapy – NovaCare
1600 Dease St. Thunder Bay, Ontario P7C 5H4 Canada

NHL leases premises for the foregoing 17 corporate-owned clinics, ranging in terms of 0 to 10 years, with monthly lease rates ranging from CAD$904 (approximately $1,183 as of August 31, 2022) to CAD$11,170 (approximately $14,619 as of August 31, 2022). The aggregate monthly rent for the corporate-owned clinic properties is CAD$109,575 (approximately $143,412 as of August 31, 2022). These leases have expiration dates between 2023 and 2031.

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

On March 31, 2023, the closing price of our common stock as reported on the Nasdaq Capital Markets was $0.1228 and there were approximately 634 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

During the fiscal year ended August 31, 2022, the Company engaged in the following stock issuances that were not registered under the Securities Act:

●	On September 16, 2021, the Company issued 35,000 restricted shares of common stock as consideration for a Consulting and Services Agreement. valued at $64,750.

●	On November 23, 2021, the Company issued 2,000,000 restricted shares of common stock as collateral to be held in escrow pursuant to the terms and conditions provided for in a certain Securities Purchase Agreement, Pledge and Security Agreement, Secured Convertible Promissory Note, and Escrow Agreement, all dated November 17, 2021 to which the Company is a guarantor for that certain senior secured convertible promissory note in the principal amount of up to $1,875,000.

●	On December 20, 2021, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On January 24, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

●	On January 24, 2022, the Company issued 65,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

●	On January 24, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On February 24, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On March 18, 2022, the Company issued 50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

●	On March 18, 2022, the Company issued 25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement.

●	On April 7, 2022, the Company issued 800,000 restricted shares of common stock as consideration for a Membership Interest Purchase Agreement.

●	On May 2, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On May 11, 2022, the Company issued 225,000 restricted shares of common stock in exchange for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

●	On July 5, 2022, the Company issued 50,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On July 20, 2022, the Company issued 158,958 restricted shares of common stock in exchange for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

The above issuances and sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D and/or Regulation S under the Securities Act.

ITEM 6. RESERVED

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

We have two reportable segments: healthcare services and product sales. For fiscal year 2022, revenues from healthcare services and product sales were 67% and 27%, respectively, of the Company’s total revenues for the quarter. We expect the percentage of revenues generated from the product sales segment to continue as a greater percentage compared to the revenue generated from healthcare services over the coming quarters.

Recent Developments

Coronavirus (COVID-19)

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “—Liquidity and Capital Resources—Financial Impact of COVID-19” of this annual report on Form 10-K.

MiTelemed+ Joint Venture Agreement

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of August 31, 2022, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

Terragenx Share Exchange Agreement

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

Jefferson Street Capital Stock Purchase Agreement, Secured Convertible Promissory Note, Partial Payment and Extension of the Jefferson Note

On November 17, 2021, the Company and Terragenx Inc., a majority owned subsidiary of the Company (“Terra”), entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of November 17, 2021, by and among the Company, Terra and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Jefferson Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 1,000,000 restricted shares of Company common stock (the “Collateral Shares”), as collateral on the Jefferson Note, which is being held by the escrow agent and subject to return to the Company upon full payment of the Jefferson Note; and (iv) Jefferson agreed to pay to the Company $750,000 (the “Jefferson Purchase Price”).

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

Except as related to the next transaction after the issue date of the Jefferson Note conducted on the Company’s behalf by the Maxim Group LLC (“Maxim”), Terra and the Company agreed to pay to Jefferson on an accelerated basis, any outstanding Principal Amount of the Jefferson Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Jefferson’s discretion, it being acknowledged and agreed by Jefferson that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

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

On June 1, 2022, the Company made a partial payment of $192,188 towards principal and interest owed on the Jefferson Note. On June 1, 2022, the Company and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. Effective February 16, 2023, the Jefferson Note has been paid in full. See Financial Note 19 – Subsequent Events for additional information regarding the Jefferson Note.

Platinum Point Capital Stock Purchase Agreement, Secured Convertible Promissory Note, and Full Payment of the Platinum Note

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

Except as related to the next transaction after the issue date of the Platinum Note conducted on the Company’s behalf by the Maxim, Terra and the Company agreed to pay to Platinum on an accelerated basis, any outstanding Principal Amount of the Platinum Note, along with all unpaid interest, and fees and penalties, if any, from the sources of capital below, at Platinum’s discretion, it being acknowledged and agreed by Platinum that the Company and Terra have the right to make bona fide payments to vendors with Company common stock:

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

On June 1, 2022, the Company made an aggregated payment of $948,874, including all principal and interest owed, on the Platinum Note.

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

The Warrants are exercisable at an exercise price of $2.00 per share and expire on the fourth anniversary of December 14, 2021, the initial issuance date of the Warrants.

As of August 31, 2022, the principal balance owed on the December 14, 2021 Notes is approximately $11,230,555. See Financial Note 19—Subsequent Events for additional information regarding the December 14, 2021 Notes.

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

Consulting Services Agreement

On December 20, 2021, the Company executed a Consulting Services Agreement for financial and corporate consulting services over a 3-month term. As consideration for payment of services, the Company paid (i) 50,000 restricted shares of common stock, and (ii) $25,000 per month for the 3-month term. On December 20, 2021, the Company issued 50,000 shares of restricted common stock. On January 24, 2022, the Company issued 50,000 restricted shares of common stock. On February 24, 2022, the Company issued 50,000 restricted shares of common stock.

Stock Option Grant to Independent Directors

On February 23, 2022, the Company granted, pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), a stock option to purchase 93,955 shares of common stock at an exercise price of $1.33 to each of the Company’s then-independent directors, Alex Flesias, Robert Oliva and Michael Pope. Effective June 30, 2022, Mr. Oliva resigned as a member of the Board of Directors. Each stock option vests, and becomes exercisable, (i) with respect to 7,833 shares each month, beginning on the date of grant, until December 23, 2022, and (ii) with respect 7,832 shares on January 23, 2023. Each stock option expires on February 23, 2027. The stock option grants were previously approved by the Company’s Board of Directors on January 26, 2021 and are consistent with the letter agreements dated January 26, 2021, between the Company and Messrs. Flesias, Oliva and Pope.

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

Clinical Consultants International LLC Acquisition

On March 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “CCI Agreement”) by and among the Company, Clinical Consultants International LLC (“CCI”), each of the members of CCI (the “Members”), and Dr. Joseph Chalil as the representative of the Members.

Pursuant to the terms of the CCI Agreement, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”) (“CCI Acquisition”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

This CCI Acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets being acquired under the arrangement was concentrated in the customer relationships. Accordingly, the $1,704,000 purchase price was primarily allocated to the customer relationships intangible asset, for $1,701,814, and amortized over an estimated useful life of 5 years. The remaining purchase price was allocated to cash and cash equivalents.

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

Appointment of Dr. Chalil as the Company’s Chief Medical Officer and President of Novomerica Healthcare Group, Inc.

On April 5, 2022, in connection with the closing of the CCI Acquisition and pursuant to the terms of the CCI Agreement, the Company named Dr. Chalil as the Company’s Chief Medical Officer, and the President of Novomerica Healthcare Group, Inc., a wholly owned subsidiary of the Company formed for expansion of certain medically related business in the U.S. (“NHG”). Pursuant to the terms of the CCI Agreement, the Company expects to appoint Dr. Chalil as a member of the Company’s Board of Directors in the near future.

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

Shelf Registration Statement

On April 28, 2022, the SEC declared effective the Company’s shelf registration statement on Form S-3 (File No. 333-264360) (the “Form S-3”) originally filed on April 18, 2022. The Form S-3 is a shelf registration statement relating to the sale of 223,880 shares of our common stock issuable to Jefferson Street Capital and Platinum Point Capital, under the terms and conditions of both the Jefferson SPA and the Platinum SPA, upon exercise of certain warrants, currently held by the respective selling stockholders, with an exercise price of $3.35 which expire on November 17, 2024.

Promissory Note Amortization Payment

On June 14, 2022, the Company made a cash payment in the aggregate amount of $1,391,589 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Dalcourt and Gaynor Board of Directors Compensation

On June 29, 2022, the Board granted Pierre Dalcourt and Michael Gaynor 250,000 and 50,000 shares of common stock, respectively, pursuant to the 2021 Plan as consideration for over 5-years of service to the Board without having received compensation.

Board of Directors Changes

Effective June 30, 2022, Robert Oliva, Michael Gaynor and Pierre Dalcourt resigned as members of the Board of Directors. Also, effective June 30, 2022, (i) Sarfaraz Ali was appointed as an independent member of the Board of Directors; (ii) the size of the Board of Directors was reduced from seven to five members. As a result, effective June 30, 2022, following the aforementioned Board changes, a majority of the Company’s Board of Directors is independent. As compensation for Mr. Ali’s services as a director, on August 9, 2022, the Company granted, pursuant to the Company’s 2021 Equity Incentive Plan, a stock option to purchase 39,480 shares of common stock at an exercise price of $1.90. Mr. Ali’s stock options vests, and becomes exercisable, (i) with respect to 6,580 shares on the date of grant, and (ii) with respect to 3,290 shares monthly, beginning on September 9, 2022 until July 9, 2023. Each stock option expires on August 9, 2027. The stock option grants were previously approved by the Company’s Board of Directors on June 30, 2022, and are consistent with the letter agreement, dated June 27, 2022, between the Company and Mr. Ali.

Promissory Note Payment

On June 30, 2022, the Company paid the balance owed on an Acenzia promissory note for an aggregate payment of $5,300,000, including all principal and interest owed.

Promissory Note Amortization Payment

On July 14, 2022, the Company made a cash payment in the aggregate amount of $1,474,496 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Promissory Note Amortization Payment

On August 14, 2022, the Company made a cash payment in the aggregate amount of $1,441,470 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Registration Statement on Form S-1

On September 13, 2022, the Company filed a registration statement on Form S-1 (File No. 333-267401) (as amended, the “Registration Statement”). The Registration Statement relates to the Company’s proposed offer of up to 19,138,756 units (“Units”), with each Unit consisting of (i) one share of common stock, (ii) one warrant with a three-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Three-Year Warrant”), and (iii) one warrant with a five-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Five-Year Warrant”) on a best-efforts basis. The assumed public offering price is $1.045 per Unit. Each Three-Year Warrant and Five-Year Warrant will be immediately exercisable for one share of common stock at an assumed exercise price of $1.045 per share (not less than 100% of the public offering price of each Unit sold in the offering). The actual public offering price per Unit will be determined between the Company, Maxim Group LLC and the investors in the offering, and may be at a discount to the current market price of the Company’s common stock.

As indicated in the Registration Statement, the Company also proposes to offer to each purchaser of Units that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding common stock immediately following the consummation of the offering, the opportunity to purchase Units consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrant”) (in lieu of one share of common stock), one Three-Year Warrant and one Five-Year Warrant. Subject to limited exceptions, a holder of Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, such limit may be increased to up to 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each Pre-Funded Warrant will be exercisable for one share of common stock. The purchase price of each Unit including a Pre-Funded Warrant will be equal to the price per Unit including one share of common stock, minus $0.01, and the remaining exercise price of each Pre-Funded Warrant will equal $0.01 per share. The Pre-Funded Warrants will be immediately exercisable (subject to the beneficial ownership cap) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. For each Unit including a Pre-Funded Warrant sold (without regard to any limitation on exercise set forth therein), the number of Units including a share of common stock offered will be decreased on a one-for-one basis. The common stock and Pre-Funded Warrants, if any, can each be purchased in the offering only with the accompanying Three-Year Warrant and Five-Year Warrant as part of a Unit, but the components of the Units will immediately separate upon issuance. The Company also proposes to register the common stock issuable from time to time upon exercise of the Pre-Funded Warrants, Three-Year Warrants and Five-Year Warrants included in the Units.

There is no minimum number of Units or minimum aggregate amount of proceeds for the offering to close.

The Company expects to commence the sale of the securities as of the date on which the Registration Statement is declared effective by the SEC. No sales will be made prior to effectiveness of the Registration Statement. There can be no assurance that the Registration Statement will be declared effective by the SEC.

Promissory Note Amortization Payment

On September 14, 2022, the Company made a cash payment in the aggregate amount of $1,435,683 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

CVI Investments, Inc. Waiver and Amendment

On October 13, 2022, the Company entered into a Waiver and Amendment (the “CVI Waiver and Amendment”) with CVI Investments, Inc. (“CVI”). Pursuant to the terms of the CVI Waiver and Amendment, (i) the Company obtained a limited waiver from CVI with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); (ii) the Company and CVI amended certain provisions of the CVI Warrant; (iii) the Company obtained a limited waiver from CVI with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”); and (iv) the Company and CVI amended certain provisions of the CVI Note, all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable.

Pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Warrant that would have reduced the exercise price of the CVI Warrant upon the closing of the sale of the Company’s common stock by the Company (the “Offering”) to be conducted as set forth in and pursuant to the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) filed by the Company on September 13, 2022, as subsequently amended and as declared effective on October 13, 2022. In addition, the Company and CVI agreed to amend the CVI Warrant to provide that the exercise price of the CVI Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Note that would have reduced the conversion price of the CVI Note upon the closing of the Offering. CVI also agreed to extend the date on which the Amortization Redemption Amount (as defined in the CVI Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and CVI agreed to amend the CVI Note to provide that the conversion price set forth in the CVI Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Hudson Bay Master Fund Ltd. Waiver and Amendment

Also on October 13, 2022, the Company entered into a Waiver and Amendment (the “Hudson Bay Waiver and Amendment”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”). Pursuant to the terms of the Hudson Bay Waiver and Amendment, (i) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); (ii) the Company and Hudson Bay amended certain provisions of the Hudson Bay Warrant; (iii) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”); and (iv) the Company and Hudson Bay amended certain provisions of the Hudson Bay Note, all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable.

Pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Warrant that would have reduced the exercise price of the Hudson Bay Warrant upon the closing of the Offering. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Warrant to provide that the exercise price of the Hudson Bay Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Note that would have reduced the conversion price of the Hudson Bay Note upon the closing of the Offering. Hudson Bay also agreed to extend the date on which the Amortization Redemption Amount (as defined in the Hudson Bay Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Note to provide that the conversion price set forth in the Hudson Bay Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Unit Offering

On October 18, 2022 (the “Closing Date”), the Company sold an aggregate of 4,000,000 units (the “Units”) for an aggregate of $2,000,000, at a purchase price $0.50 per Unit (the “Offering”), consisting of (i) 4,000,000 shares (the “Shares”) of the Company’s common stock, (ii) warrants with a three-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Three Year Warrants”), and (iii) warrants with a five-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Five Year Warrants” and together with the Three Year Warrants, the “Warrants”).

On October 13, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Maxim Group LLC, as exclusive placement agent thereunder (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent to solicit offers to purchase the Units, and the Common Stock and Warrants forming part of the Units, offered by the prospectus (“Prospectus”) contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022 (the “Registration Statement”). The Placement Agent did not purchase or sell any securities, nor was it required to arrange for the purchase and sale of any specific number or dollar amount of securities, other than to use its “reasonable best efforts” to arrange for the sale of the securities by the Company. Accordingly, there was no minimum amount of proceeds that was a condition to closing of the Offering.

The Offering resulted in gross proceeds to the Company of approximately $2,000,000 before deducting the Placement Agent fees and related offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of Warrants issued in the Offering which formed part of the Units. Pursuant to the terms of the Placement Agency Agreement, the Company paid the Placement Agent a cash fee of $140,000 equal to 7.0% of the gross proceeds of the Offering as well as reimbursed the Placement Agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

Under the Placement Agency Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 90-day period following the Closing Date, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, and will not file any registration statements. In addition, during the 180-day period following the Closing Date and subject to certain exceptions, the Company is prohibited from entering into (i) a transaction that would result in the Company issuing common stock that has a variable conversion price, exercise price, or exchange rate, or such a price that would reset upon the occurrence of specified or contingent events; or (ii) a transaction in which the Company agrees to issue securities at a future determined price. Each of the Company’s officers, directors, and any holder of 10% or more of the outstanding common stock has agreed to a three-month “lock-up” with respect to their shares of common stock, including securities that are convertible into, or exchangeable or exercisable for, shares of common stock. Subject to certain exceptions, during such lock-up period these holders may not offer, sell, pledge or otherwise dispose of these securities, without the prior written consent of the Placement Agent. The Placement Agency Agreement provides that the Placement Agent’s obligations were subject to conditions contained in the Placement Agency Agreement.

Each Warrant had an exercise price of $0.50 per share and is exercisable upon issuance. As a result of the Company’s entry, on November 14, 2022, into the CVI Exchange Offer and Amendment (as hereinafter defined) and the Hudson Bay Exchange Offer and Amendment (as hereinafter defined), the exercise price of each Warrant was reduced to $0.10 per share. The Three Year Warrants and the Five Year Warrants will expire three years and five years from the date of issuance, respectively.

Each Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock as described in the Prospectus. Subject to certain exemptions outlined in the Three Year Warrants and Five Year Warrants, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sell, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of common stock or Common Stock Equivalents (as defined in the Three Year Warrants and Five Year Warrants), at an effective price per share less than the exercise price of the Three Year Warrants or Five Year Warrants then in effect, the exercise price of the Three Year Warrants and Five Year Warrants will be reduced to equal the effective price per share in such dilutive issuance; provided, however, in no event will the exercise price of the Three Year Warrants and Five Year Warrants be reduced to an exercise price lower than $0.10. Additionally, on the date that is 60 calendar days immediately following the initial issuance date of the Three Year Warrants and Five Year Warrants, the exercise price will be reduced to the Reset Price (as hereinafter defined), provided that the Reset Price is less than the exercise price in effect on that date. The “Reset Price” is equal to the greater of (a) 50% of the initial exercise price or (b) 100% of the lowest daily volume weighted average price per share of common stock (“VWAP”) occurring during the 60 calendar days following the issuance date of the Three Year Warrants and Five Year Warrants.

On October 13, 2022, the (i) conversion price of the Senior Secured Convertible Notes, and the (ii) exercise price per share of common stock under the warrants to purchase common stock, issued by the Company and held by CVI Investments, Inc. and Hudson Bay Master Fund Ltd. (the “Holders”) was reduced to $0.50 per share of common stock based on the offering price of each Unit in the Offering and in accordance with waivers by the Holders, as further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2022.

The terms of the Three Year Warrants and Five Year Warrants are governed by a Warrant Agency Agreement (the “Warrant Agency Agreement”), dated as of the Closing Date, by and between the Company and Pacific Stock Transfer Company (the “Warrant Agent”). Pursuant to the terms of the Warrant Agency Agreement, the Company agreed to indemnify the Warrant Agent in its roles as transfer agent and warrant agent, its agents and each of its stockholders, directors, officers and employees against all liabilities, including judgments, costs and reasonable counsel fees that may arise out of acts performed or omitted for its activities in that capacity, except for any liability due to any gross negligence, willful misconduct or bad faith of the indemnified person or entity.

Promissory Note Amortization Payment

On October 19, 2022, the Company made a cash payment in the aggregate amount of $1,429,896 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Restricted Stock Issuance

On October 26, 2022, the Company issued 36,222 restricted shares of common stock for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

CVI Investments, Inc. Exchange Offer and Amendment

On November 14, 2022, the Company entered into an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock, for each share of common stock (the “CVI Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); and (ii) the Company and CVI amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”), all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable. On November 15, 2022 and January 5, 2023, 1,757,319 and 1,159,348 shares of common stock were issued under the terms and conditions of the CVI Warrant Exchange.

Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company and CVI agreed to amend the CVI Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the CVI Exchange Offer and Amendment, (ii) the Company shall pay a $50,000 extension fee to CVI ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the CVI Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the CVI Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the CVI Note as follows:

(i) the definition of Conversion Price (as defined in the CVI Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the CVI Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the CVI Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the CVI Note that is converted pursuant to a voluntary conversion by CVI shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) CVI may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that CVI agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the CVI Note)); and

(iii) upon mutual consent by the Company and CVI, CVI may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The CVI Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or any securities convertible or exchangeable into Common Stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Hudson Bay Master Fund Ltd. Exchange Offer and Amendment

Also, on November 14, 2022, the Company entered into an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock, for each share of common stock (the “Hudson Bay Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); and (ii) the Company and Hudson Bay amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”), all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable. On November 15, 2022, 2,916,667 shares of common stock were issued under the terms and conditions of the Hudson Bay Warrant Exchange.

Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company and Hudson Bay agreed to amend the Hudson Bay Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the Hudson Bay Exchange Offer and Amendment, (ii) the Company shall pay a $50,000 extension fee to Hudson Bay ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the Hudson Bay Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the Hudson Bay Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the Hudson Bay Note as follows:

(i) the definition of Conversion Price (as defined in the Hudson Bay Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the Hudson Bay Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the Hudson Bay Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the Hudson Bay Note that is converted pursuant to a voluntary conversion by Hudson Bay shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Hudson Bay may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that Hudson Bay agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Hudson Bay Note)); and

(iii) upon mutual consent by the Company and Hudson Bay, Hudson Bay may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The Hudson Bay Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or any securities convertible or exchangeable into Common Stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Promissory Note Amortization and Extension Fee Payments

On November 14, 2022, as provided in the CVI Exchange Offer and Amendment, the Company made a cash payment, in the amount of $37,384, for the monthly interest owed on the CVI Note outstanding principal balance. On November 14, 2022, as provided in the Hudson Bay Exchange Offer and Amendment, the Company made a cash payment, in the amount of $33,056, for the monthly interest owed on the Hudson Bay Note outstanding principal balance.

On January 17, 2023, March 2, 2023, and March 14, 2023, the Company made an interest payment on the Hudson Bay Note, to Hudson Bay, in the amount of $8,333, $625, and $208, respectively. On January 17, 2023, March 2, 2023, and March 14, 2023, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company paid, to Hudson Bay, extension fees in the amount of $10,000, $10,000, and $10,000, respectively. On March 24, 2023, the Company paid to Hudson Bay an aggregate of $70,069, representing the remaining principal balance on the Hudson Bay Note ($50,000), interest on the Hudson Bay Note ($69), and extension fees ($20,000). As of March 24, 2023, the Hudson Bay Note was paid in full and no amounts remain due and outstanding in respect of the Hudson Bay Note.

On March 14, 2023, the Company made a principal payment on the CVI Note, to CVI, in the amount of $6,111 and an interest payment on the CVI Note, to CVI, in the amount of $77. Also on March 14, 2023, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company paid, to CVI, an extension fee in the amount of $30,000. On March 24, 2023, the Company paid to CVI an extension fee in the amount of $20,000. As of March 24, 2023, the CVI Note was paid in full and no amounts remain due and outstanding in respect of the CVI Note.

Share Issuances in Connection with Warrant Exercises

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 3,910,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of March 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2022, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021.

Nasdaq Notification—Minimum Bid Price Requirement

On November 21, 2022, the Company received a notification letter (the “November Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between October 10, 2022 and November 11, 2022, the Company no longer meets the minimum bid price requirement. The November Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The November Notification Letter provides that the Company has 180 calendar days, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by May 22, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Information Statement on Schedule 14C

On January 4, 2023, the Company filed with the SEC a definitive information statement on Schedule 14C (the “14C”). The 14C relates to the notice to stockholders concerning the approval by written consent of stockholders holding a majority of the Company’s issued and outstanding voting securities (the “Majority Stockholders”) of the effectuation of the transactions provided for in each exchange offer and amendment entered into on November 14, 2022 by the Company (the “Exchange Offers and Amendments”) with CVI and Hudson Bay, including but not limited to the following amendments to the senior secured convertible notes, dated as of December 14, 2021, issued by the Company to CVI and Hudson (the “Notes”):

(i) the definition of Conversion Price (as defined in the Notes) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of each of the Notes converted after the date that shareholder approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in Notes) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of each of the Notes that is converted pursuant to a voluntary conversion by the holders of each of the Notes shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Each of the holders of the Notes may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that such holder agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Notes)); and

(iii) upon mutual consent by the Company and each of the holders of the Notes, such holder may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

Accordingly, the Majority Stockholders approved, by written consent, the issuance of the total number of shares of Company common stock of the Company necessary to effectuate the Exchange Offers and Amendments, which is currently an indeterminate number due to the methodology of the conversion pricing as described herein and in the Exchange Offers and Amendments.

Stockholder approval of the Exchange Offers and Amendments was required by Rule 5635(d) of The Nasdaq Stock Market, which requires stockholder approval prior to a 20% issuance of securities at a price that is less than the Minimum Price (as defined in the information statement) in a transaction other than a public offering. A 20% issuance is a transaction, other than a public offering, involving the sale, issuance or potential issuance by the company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or substantial stockholders of the company, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance.

Such approval and consent by the Majority Stockholders constitute the approval and consent of a majority of the total number of shares of the Company’s outstanding voting stock and is sufficient under the Nevada Revised Statutes, the Company’s Amended and Restated Articles of Incorporation, as amended, and the Company’s Bylaws to approve the Exchange Offers and Amendments. Accordingly, the actions will not be submitted to the other stockholders of the Company for a vote, and the information statement has been furnished to such other stockholders to provide them with certain information concerning the actions in accordance with the requirements of the Exchange Act, and the regulations promulgated under the Exchange Act, including Regulation 14C.

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $199,980 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it is not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with the respect to the Form 10-K and the Form 10-Q. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K, or until June 12, 2023, to regain compliance.

SwagCheck Agreement

On December 23, 2022, the Company, SwagCheck Inc. (“SWAG”), and all SWAG shareholders (collectively, the “SWAG Shareholders”) entered into that certain Share Purchase Agreement (the “SWAG Agreement”). Pursuant to the terms of the SWAG Agreement, the Company agreed to purchase, and the SWAG Shareholders agreed to sell to the Company, 100% of the outstanding shares of SWAG in exchange for $1.00 (the “SWAG Purchase”). SWAG holds a specific right of purchase of a precious gem collection (the “Gems”) as provided for in an agreement between SWAG and a Court-appointed Successor Receiver for the United States District Court for the Central District of California (the “Receiver”).

The parties have made customary representations, warranties and covenants in the SWAG Agreement. In addition to certain customary closing conditions, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase are subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have received a financing commitment of at least $90 million by December 27, 2022, with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to a Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a Mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

In addition to certain customary closing conditions in the SWAG Agreement, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase were subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have provided SWAG with a binding letter of intent (a “LOI”) by a competent financing party for financing in the amount of at least $90 million by December 27, 2022 with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to the Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

On December 30, 2022, the Company, SWAG and the SWAG Shareholders entered into Amendment No. 1 to the SWAG Agreement (the “SWAG Amendment”). Pursuant to the terms of the SWAG Amendment, the parties agreed as follows:

●	The closing of the SWAG Purchase will occur no later than January 10, 2023, with all contemplated extensions being subject to the Receiver’s stipulations, conditions, and limitations.

●	The condition for the Company to provide SWAG with a binding LOI has been deleted.

●	A total of $92 million will be distributed as follows: (i) $60 million will be distributed to the Receiver for the purchase of the Gems by SWAG, and (ii) a $32 million mark-up will be distributed directly for the benefit of the outgoing SWAG Shareholders.

Although the SWAG Agreement has not yet closed, the parties continue to work together with the intention of closing the transaction. Following the closing of SWAG Purchase, SWAG will be a wholly owned subsidiary of the Company and will own title to the Gems, which the Company intends to either collateralize or sell to raise capital.

Mast Hill Securities Purchase Agreement & Note

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the Mast Hill Note, the Company agreed to pay accrued interest monthly as well as the Mast Hill Principal Sum as follows: (i) $57,300 on August 23, 2023, (ii) 57,300 on September 23, 2023, (iii) $57,300 on October 23, 2023, (iv) $100,000 on November 23, 2023, (v) $100,000 on December 23, 2023, (vi) $100,000 on January 23, 2023, and (vii) all remaining amounts owed under the Mast Hill Note on the Mast Hill Maturity Date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the Mast Hill Note at the lesser of (i) the then applicable conversion price under the Mast Hill Note, or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Mast Hill Note) occurs at an amount equal to the Mast Hill Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Mast Hill Note, Mast Hill Warrant, or Mast Hill SPA.

Upon the occurrence of any Event of Default, the Mast Hill Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the Mast Hill Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The Mast Hill Warrant is exercisable for five years from February 23, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the Mast Hill Warrant. The Mast Hill Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the Mast Hill Note and pursuant to the terms of the Mast Hill SPA, on February 24, 2023, the Company issued 955,000 restricted shares of common stock (the “Commitment Shares”) to Mast Hill at closing. The Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the Mast Hill Note and the Mast Hill Warrant. In addition to the beneficial ownership limitations provided in the Mast Hill Note and the Mast Hill Warrant, the sum of the number of shares of common stock that may be issued under the Mast Hill SPA (including the Commitment Shares), the Mast Hill Note, and the Mast Hill Warrant shall be limited to 19.99% of the issued and outstanding common stock on the closing date (equal to 27,720,448 shares) as further described in the Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086.

March 2023 FirstFire Securities Purchase Agreement, Note & Warrant

On March 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with FirstFire, pursuant to which the Company issued an 12% unsecured promissory note (the “2023 FirstFire Note”) with a maturity date of March 21, 2024, in the principal sum of $573,000 (the “Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “2023 FirstFire Warrant”) to FirstFire pursuant to the SPA. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay the Principal Sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an OID of $57,300. Accordingly, on the closing date, FirstFire paid the purchase price of $515,700 in exchange for the 2023 FirstFire Note and the 2023 FirstFire Warrant. FirstFire may convert the 2023 FirstFire Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the 2023 FirstFire Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay accrued interest monthly as well as the Principal Sum as follows: (i) $57,300 on September 21, 2023, (ii) 57,300 on October 21, 2023, (iii) $57,300 on November 21, 2023, (iv) $100,000 on December 21, 2023, (v) $100,000 on January 21, 2024, (vi) $100,000 on February 21, 2024, and (vii) all remaining amounts owed under the 2023 FirstFire Note on the maturity date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then FirstFire shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the 2023 FirstFire Note or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the 2023 FirstFire Note at any time prior to the date that an event of default (as provided in the 2023 FirstFire Note) occurs at an amount equal to the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2023 FirstFire Note, the 2023 FirstFire Warrant, or SPA.

Upon the occurrence of any event of default, the 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The 2023 FirstFire Warrant is exercisable for five years from March 21, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the 2023 FirstFire Warrant. The 2023 FirstFire Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the 2023 FirstFire Warrants and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the 2023 FirstFire Note and pursuant to the terms of the SPA, on March 22, 2023, the Company issued 955,000 restricted shares of the Company’s common stock (the “Commitment Shares”) to FirstFire at closing. The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the 2023 FirstFire Note and the 2023 FirstFire Warrant. In addition to the beneficial ownership limitations provided in the 2023 FirstFire Note and the 2023 FirstFire Warrant, the sum of the number of shares of common stock that may be issued under the SPA (including the Commitment Shares), the 2023 FirstFire Note, and 2023 FirstFire Warrant shall be limited to 10,000,000 shares as further described in the SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

For the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021

Revenues for the year ended August 31, 2022 were $11,737,937, representing an increase of $2,432,682, or 26%, from $9,305,255 for the same period in 2021. The increase in revenue is principally due to an increase in product sales which resulted in an increase in revenue of $756,428. Acenzia’s and Terragenx’s revenue for the year ended August 31, 2022 was $3,067,772 and $266,635, respectively. Revenue from our healthcare services decreased by 5.2%, when comparing the revenue for the year ended August 31, 2022 to the same period in 2021, primarily due to a COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

Cost of revenues for the year ended August 31, 2022 were $6,938,699, representing an increase of $1,456,442 or 27%, from $5,482,257 for the same period in 2021. The increase was principally due to the increase in revenues. Cost of revenues as a percentage of revenue was 59% for the year ended August 31, 2022 and 59% for same period in 2021.

Operating costs for the year ended August 31, 2022 were $29,825,915, representing an increase of $21,629,398, or 264%, from $8,196,517 for the same period in 2021. The increase in operating costs is principally due to (i) the increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx, and (ii) an increase in the impairment of intangible assets and goodwill.

Other expense for the year ended August 31, 2022 was $8,040,803, representing an increase of $7,943,387, or 8154%, from other expense of $97,416 for the same period in 2021. The increase is due to issuance of convertible notes for $1,875,000 in November 2021 and $16,666,666 in December 2021, as well as the amortization of the debt discounts associated with the convertible notes.

Net loss attributed to Novo Integrated Sciences for the year ended August 31, 2022 was $32,849,215, representing an increase of $28,387,068, or 636%, from $4,462,147 for the same period in 2021. The increase in net loss is principally due to (i) an increase in impairment of intangible assets, (ii) an increase in the amortization of debt discount, (iii) an increase in the impairment of goodwill, (iv) an increase in depreciation amortization, (v) an increase in interest expense, and (vi) an increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx.

Liquidity and Capital Resources

As shown in the accompanying financial statements, for the fiscal years ended August 31, 2022 and 2021, the Company has had net losses of $33,045,178 and $4,470,935, respectively.

During the year ended August 31, 2022, the Company used cash in operating activities of $5,884,145 compared to $1,024,802 for the same period in 2021. The principal reason for the increase in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the year ended August 31, 2022, the Company’s cash provided by investing activities was $163,459 compared to $2,999,122 for the same period in 2021. During 2022, the Company (i) acquired cash of $57,489 with the acquisitions, and (ii) purchased property and equipment for $190,168. During the period in 2022, the Company collected other receivable of $296,138.

During the year ended August 31, 2022, the Company used cash in financing activities of $427,117 compared to cash provided by financing activities of $4,316,862 for the same period in 2021. The primary reason for the change is the receipt of $15,270,000 in cash from the issuance of convertible notes, net of issuance costs, and $16,600 received from related parties, offset by the repayments of $5,104,167 for convertible notes, $10,591,115 for notes payable, and $18,435 for finance leases.

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

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of August 31, 2022, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching both our Harvest Gold Farms and Kainai Cooperative joint ventures which relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal Cannabidiol (CBD) applications. During the three-month period ended August 31, 2022, as part of the Company’s Kainai Cooperative joint venture, the Company has commenced a pilot program, on approximately 100 acres, which involves the growth and harvest of industrial hemp for the purpose of extraction. The Harvest Gold Farms joint venture has not commenced as of August 31, 2022.

For the fiscal year period ended August 31, 2022, the Company’s total revenue from all clinic and eldercare related contracted services was $8,397,857, representing a 5.2% decrease of $459,836 compared to $8,857,693 during the fiscal year period in 2021. This decrease is primarily due to a COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $175,530, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $117,020.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $532,792, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $355,195.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 12858461 Canada Corp. (“1285”), and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 (2021- $99,351) related to goodwill was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

In arrangements where another party is involved in providing specified services to a customer, the Company evaluates whether it is the principal or agent. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For product sales where the Company is not the principal, the Company recognizes revenue on a net basis. For the periods presented, revenue for arrangements where the Company is the agent was not material.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar and the functional currency of the Parent is the United States. dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

NOVO INTEGRATED SCIENCES, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novo Integrated Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novo Integrated Sciences, Inc. and its subsidiaries (“the Company”) as of August 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, negative cash flows, and an accumulated deficit as of August 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Goodwill & Intangibles

Description of the Critical Audit Matter

As discussed in Note 2 and 8 to the financial statements, the Company annually assesses goodwill for impairment. The company periodically reviews its intangible assets if any impairment indicators arise. The company recorded impairment charges for both goodwill and intangible assets during the year.

Evaluation of impairment of goodwill and intangibles involves significant complexity and judgement due to management’s significant estimations required to determine the fair value of goodwill, intangibles and any impairment. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rates, and historical and future operating costs, which are all impacted by expectations about future market and economic conditions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to evaluate management’s evaluation of goodwill and intangibles included, among other procedures, the following:

●	We performed analysis on discounted cash flow projections on each entity with goodwill and intangible assets.
●	We analyzed the significant estimates which included assessment of methodologies and tested the significant assumptions and underlying data used by the Company in its analysis.
●	We performed an assessment of the current financial forecast in light of management’s current plans, and the historical basis of management’s estimates and assumptions based on its current operating results.

Business Combinations – acquisitions

Descriptions of the Critical Audit Matter

As discussed in Note 16 to the financial statements, the Company acquired several businesses throughout the year.

The acquisition of businesses involves significant complexity and judgement in applying the relevant accounting standards when auditing management’s acquisition accounting and purchase price allocations.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to evaluate management’s evaluation of business combinations – acquisitions included, among other procedures, the following:

●	We obtained and reviewed acquisition agreements, board minutes, closing agreements and performed GAAP analysis to determine reasonableness of acquisition dates and whether acquisitions qualified for business combination accounting.
●	We tested the fair value of assets acquired and liabilities assumed, purchase consideration, and allocations of identifiable intangible assets and goodwill.
●	We evaluated whether management had considered new information subsequent to acquisition that could significantly change the purchase price allocation and any related contingent liability.

Revenue Recognition – principal vs agent

Descriptions of the Critical Audit Matter

As discussed in Note 2 to the financial statements, the Company primarily provides healthcare services and product sales. Revenue is recognized at a point in time when performance obligations have been met and when the Company is reasonably sure of collections.

The determination of the Company’s role as principal or agent in certain product sales involves significant complexity and judgement in applying the relevant accounting standards when auditing management’s ASC 606 methodologies and conclusions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to evaluate management’s determination over whether sales were made as principal or agent include, among other procedures the following:

●	We obtained and reviewed management’s ASC 606 methodology and analysis which included a determination of the parties that were acting as principal or agent for certain product sales throughout the year.
●	We performed our own independent ASC 606 analysis which included analysis over the company’s sales, inventory and credit risks and control of the specified goods prior to customer delivery to determine whether the company was acting as principal or agent for certain product sales throughout the year.

We have served as the Company’s auditor since 2022.

Spokane, Washington

April 3, 2023

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

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2020 Richmond Hill, Ontario, Canada December 14, 2021	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2022 and 2021

	August 31,	August 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,178,687	$8,293,162
Accounts receivable, net	1,017,405	1,468,429
Inventory, net	879,033	339,385
Other receivables, current portion	1,085,335	814,157
Prepaid expenses and other current assets	571,335	218,376
Total current assets	5,731,795	11,133,509

Property and equipment, net	5,800,648	6,070,291
Intangible assets, net	18,840,619	32,029,499
Right-of-use assets, net	2,673,934	2,543,396
Other receivables, net of current portion	-	692,738
Goodwill	7,825,844	9,488,848
TOTAL ASSETS	$40,872,840	$61,958,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,800,268	$1,449,784
Accrued expenses	1,116,125	1,129,309
Accrued interest (including amounts to related parties)	454,189	366,280
Government loans and notes payable, current portion	-	4,485,649
Convertible notes payable, net of discount of $2,851,048	9,099,654	-
Contingent liability	534,595	-
Due to related parties	478,897	478,920
Finance lease liability, current portion	8,890	23,184
Operating lease liability, current portion	582,088	530,797
Total current liabilities	14,074,706	8,463,923

Debentures, related parties	946,250	982,205
Government loans and notes payable, net of current portion	161,460	5,133,604
Finance lease liability, net of current portion	12,076	16,217
Operating lease liability, net of current portion	2,185,329	2,057,805
Deferred tax liability	1,445,448	1,500,372
TOTAL LIABILITIES	18,825,269	18,154,126

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2022 and August 31, 2021, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 31,180,603 and 26,610,144 shares issued and outstanding at August 31, 2022 and August 31, 2021, respectively	31,181	26,610
Additional paid-in capital	66,056,824	54,579,396
Common stock to be issued (4,149,633 and 3,622,199 shares at August 31, 2022 and August 31, 2021)	9,474,807	9,236,607
Other comprehensive income	560,836	991,077
Accumulated deficit	(53,818,489)	(20,969,274)
Total Novo Integrated Sciences, Inc. stockholders’ equity	22,305,159	43,864,416
Noncontrolling interest	(257,588)	(60,261)
Total stockholders’ equity	22,047,571	43,804,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,872,840	$61,958,281

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2022 and 2021

	Years Ended
	August 31,	August 31,
	2022	2021

Revenues	$11,737,937	$9,305,255

Cost of revenues	6,938,699	5,482,257

Gross profit	4,799,238	3,822,998

Operating expenses:
Selling expenses	20,702	7,525
General and administrative expenses	14,364,639	8,089,641
Impairment of assets	14,083,531
Goodwill impairment	1,357,043	99,351
Total operating expenses	29,825,915	8,196,517

Loss from operations	(25,026,677)	(4,373,519)

Non-operating income (expense)
Interest income	169,088	45,687
Interest expense	(1,594,275)	(165,003)
Other income	-	21,900
Amortization of debt discount	(5,973,973)	-
Foreign currency transaction losses	(641,643)	-
Total other income (expense)	(8,040,803)	(97,416)

Loss before income taxes	(33,067,480)	(4,470,935)

Income tax expense	(22,302)	-

Net loss	$(33,045,178)	$(4,470,935)

Net loss attributed to noncontrolling interest	(195,963)	(8,788)

Net loss attributed to Novo Integrated Sciences, Inc.	$(32,849,215)	$(4,462,147)

Comprehensive loss:
Net loss	(33,045,178)	(4,470,935)
Foreign currency translation loss	(431,605)	(210,233)
Comprehensive loss:	$(33,476,783)	$(4,681,168)

Weighted average common shares outstanding - basic and diluted	29,122,621	24,774,454

Net loss per common share - basic and diluted	$(1.13)	$(0.18)

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended August 31, 2022 and 2021

							Total
			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2020	23,466,236	23,466	44,905,454	-	1,199,696	(16,507,127)	29,621,489	(49,859)	29,571,630

Common stock issued for cash, net of offering costs	2,409,955	2,410	7,325,170	-	-	-	7,327,580	-	7,327,580
Common stock for services	295,700	295	874,878	-	-	-	875,173	-	875,173
Common stock issued for acquisition	189,796	190	430,647	-	-	-	430,837	-	430,837
Common stock issued for intellectual property	240,000	240	875,760	-	-	-	876,000	-	876,000
Common stock to be issued for purchase of Acenzia, Inc.	-	-	-	9,236,607	-	-	9,236,607	-	9,236,607
Exercise of stock options	7,500	8	11,992	-	-	-	12,000	-	12,000
Fair value of stock options	-	-	155,496	-	-	-	155,496	-	155,496
Rounding due to stock split	957	1	(1)	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(208,619)	-	(208,619)	(1,614)	(210,233)
Net loss	-	-	-	-	-	(4,462,147)	(4,462,147)	(8,788)	(4,470,935)

Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	750,000	750	1,329,000	-	-	-	1,329,750	-	1,329,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock for conversion of convertible notes	636,501	637	1,272,357	-	-	-	1,272,994	-	1,272,994
Common stock issued for acquisitions	800,000	800	1,703,200	-	-	-	1,704,000	-	1,704,000
Common stock to be issued for acquisitions	-	-	-	1,433,475	-	-	1,433,475	-	1,433,475
Value of warrants issued with convertible notes	-	-	5,553,290	-	-	-	5,553,290	-	5,553,290
Issuance of common stock to be issued	383,958	384	1,194,891	(1,195,275)	-	-	-	-	-
Fair value of stock options	-	-	426,690	-	-	-	426,690	-	426,690
Foreign currency translation loss	-	-	-	-	(430,241)	-	(430,241)	(1,364)	(431,605)
Net loss	-	-	-	-	-	(32,849,215)	(32,849,215)	(195,963)	(33,045,178)

Balance, August 31, 2022	31,180,603	$31,181	$66,056,824	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2022 and 2021

	Years Ended
	August 31,	August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,045,178)	$(4,470,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,019,253	1,724,122
Fair value of vested stock options	426,690	155,496
Common stock issued for services	1,329,750	875,173
Operating lease expense	852,580	642,991
Amortization of debt discount	5,973,973	-
Foreign currency transaction losses	641,643	-
Gain on forgiveness of debt	-	(21,900)
Impairment of assets	14,083,531	-
Other receivables write-off	299,672	-
Goodwill impairment	1,357,043	99,351
Changes in operating assets and liabilities:
Accounts receivable	457,006	1,103,800
Inventory	(527,397)	(147,814)
Prepaid expenses and other current assets	(369,647)	(43,194)
Accounts payable	283,234	(45,228)
Accrued expenses	38,743	(287,034)
Accrued interest	101,353	9,015
Operating lease liability	(806,394)	(618,645)
Net cash used in operating activities	(5,884,145)	(1,024,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(190,168)	(255,949)
Cash paid for acquisition	-	(10,000)
Cash acquired with acquisition	57,489	3,738,171
Amounts loaned for other receivables	-	(473,100)
Collection of other receivable	296,138	-
Net cash provided by investing activities	163,459	2,999,122

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from (repayments to) related parties	16,600	(246,327)
Repayments of notes payable	(10,591,115)	(2,767,519)
Repayments of finance leases	(18,435)	(8,872)
Proceeds from issuance of convertible notes	15,270,000	-
Repayment of convertible notes	(5,104,167)	-
Proceeds from the sale of common stock, net of offering costs	-	7,327,580
Proceeds from exercise of stock options	-	12,000
Net cash (used in) provided by financing activities	(427,117)	4,316,862

Effect of exchange rate changes on cash and cash equivalents	33,328	(65,738)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,114,475)	6,225,444

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,293,162	2,067,718

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,178,687	$8,293,162

CASH PAID FOR:
Interest	$1,502,819	$144,987
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$-	$876,000
Common stock issued for convertible debt	$1,272,994	$-
Common stock issued for acquisition	$1,704,000	$430,837
Warrants issued with convertible notes	$5,553,290	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2022 and 2021

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

Impact of COVID-19

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Impact of COVID-19” of this annual report on Form 10-K.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the Parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as at of August 31, 2022. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of raising funds through a debt financing and a subsequent public offering in the United States. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company. These conditions, along with the matters noted above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

	August 31,	August 31,
	2022	2021
Period end: CAD to USD exchange rate	$0.7627	$0.7917
Average period: CAD to USD exchange rate	$0.7864	$0.7885

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the Company’s consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2022 and 2021, the allowance for uncollectible accounts receivable was $992,329 and $1,097,628, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of August 31, 2022 and 2021, the Company’s allowance for slow moving or obsolete inventory was $1,027,670 and $1,066,721, respectively.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the years ended August 31, 2022 and 2021, the Company wrote off $299,672 (principal amount of $225,924 and accrued interest of $73,748) and $0 of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at August 31, 2022 and 2021, the Company believes there was $14,083,531 and $nil of impairment of its intangible assets, respectively, recognized in the consolidated statements of operations and comprehensive loss as impairment of assets. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during the fiscal year ended August 31, 2021, and 12858461 Canada Corp. (“1285”) during the fiscal year ended August 31, 2022. As of August 31, 2021, the Company performed the required impairment reviews and determined that an impairment charge of $99,351 related to the goodwill for Executive Fitness Leaders was necessary. The impairment was determined based on the fair value of the acquired business, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285	Total
Balance, August 31, 2020	$191,850	$222,546	$222,546	$-	$-	$636,942
Goodwill acquired with purchase of business	-	-	-	9,157,949	-	9,157,949
Impairment of goodwill	-	(99,351)	-	-	-	(99,351)
Foreign currency translation adjustment	6,075	6,644	7,047	(226,458)	-	(206,692)
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,931,491	$-	$9,488,848
Goodwill acquired with purchase of business	-	-	-	-	602	602
Impairment of goodwill	-	-	-	(1,357,043)	-	(1,357,043)
Foreign currency translation adjustment	(7,247)	(4,751)	(8,405)	(286,141)	(19)	(306,563)
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, current portion of other receivables, accounts payable, accrued expenses, current portion of lease obligation, government loans and notes payable, and due to related parties, the carrying amounts approximate their fair values due to their short-term maturities.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash held in escrow, accounts receivable, current portion of other receivables, and current liabilities, including accounts payable, short-term notes payable, due to related parties and finance lease obligations, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of August 31, 2022 and 2021, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

In arrangements where another party is involved in providing specified services to a customer, the Company evaluates whether it is the principal or agent. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For product sales where the Company is not the principal, the Company recognizes revenue on a net basis. For the periods presented, revenue for arrangements where the Company is the agent was not material.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue is included with accrued expenses in the accompanying consolidated balance sheets.

Sales returns and allowances were insignificant for the years ended August 31, 2022 and 2021. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 10,609,499 and 4,237,650 options/warrants outstanding at August 31, 2022 and 2021, respectively. In addition, at August 31, 2022, there were outstanding convertible notes that could convert into 5,658,841 shares of common stock and there were 4,149,633 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation losses of $431,605 and $210,233 for the years ended August 31, 2022 and 2021, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 18.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At August 31, 2022 and 2021, the amount due to related parties was $478,897 and $478,920, respectively. At August 31, 2022, $394,405 was non-interest bearing, $21,949 bears interest at 6% per annum, and $62,543 bears interest at 13.75% per annum. At August 31, 2021, $407,052 was non-interest bearing, $22,783 bears interest at 6% per annum, and $49,085 bears interest at 13.75% per annum.

On July 21, 2020, a related party converted $226,363 of outstanding principal and accrued interest into 15,091 shares of the Company’s common stock. The per share price used for the conversion of this debt was $15.00.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768. The remaining principal balance of debentures due to related parties at August 31, 2022 and 2021 was $946,250 and $982,205, respectively.

Note 4 – Inventory

Inventory at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Raw materials	$1,259,954	$1,017,566
Work in process	139,333	144,628
Finished Goods	507,416	243,912
	1,906,703	1,406,106
Allowance for slow moving and obsolete inventory	(1,027,670)	(1,066,721)
Inventory, net	$879,033	$339,385

Note 5 – Accounts Receivables, net

Accounts receivables, net at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Trade receivables	$1,829,475	$2,411,499
Amounts earned but not billed	180,259	154,558
	2,009,734	2,566,057
Allowance for doubtful accounts	(992,329)	(1,097,628)
Accounts receivable, net	$1,017,405	$1,468,429

Note 6 – Other Receivables

Other receivables at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Notes receivable dated April 1, 2015 and amended on May 23, 2017; accrued interest at 8% per annum; secured by certain assets; due March 1, 2019 (repaid during fiscal year 2022).	$-	$296,888

Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2023, as amended.	76,272	79,170

Advance to corporation; accrues interest at 10% per annum after the first 60 days; unsecured; due May 1, 2023, as amended. As at August 31, 2022, the outstanding balance of $299,672 (principal and accrued interest) was considered uncollectible and written off.	-	225,924

Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due March 1, 2023, as amended.	551,536	509,063

Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due March 1, 2023, as amended.	457,527	395,850
Total other receivables	1,085,335	1,506,895
Current portion	(1,085,335)	(814,157)
Long-term portion	$-	$692,738

Note 7 – Property and Equipment

Property and equipment at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Land	$457,631	$475,020
Building	3,432,232	3,562,650
Leasehold improvements	868,375	691,318
Clinical equipment	1,927,639	1,875,537
Computer equipment	34,579	24,679
Office equipment	45,406	46,510
Furniture and fixtures	39,518	41,019
	6,805,380	6,716,733
Accumulated depreciation	(1,004,732)	(646,442)
Total	$5,800,648	$6,070,291

Depreciation expense for the years ended August 31, 2022 and 2021 was $323,040 and $123,461, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Land use rights	$11,573,321	$21,600,000
Software license	-	1,144,798
Intellectual property	8,059,386	9,388,065
Customer relationships	2,320,154	787,304
Brand names	1,990,314	2,065,941
	23,943,175	34,986,108
Accumulated amortization	(5,102,556)	(2,956,609)
Total	$18,840,619	$32,029,499

Amortization expense for the years ended August 31, 2022 and 2021 was $2,696,213 and $1,600,661, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending August 31,
2023	$2,131,169
2024	2,131,169
2025	2,131,169
2026	2,131,169
2027	1,211,011
Thereafter	9,104,932
Total	$18,840,619

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship (“JV”) with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects. Pursuant to the terms of the Joint Venture Agreement, (i) the Company has an 80% controlling interest and Kainai has a 20% interest in the JV; and (ii) the Company has sole discretion to identify the name and entity under which the JV will operate. The legal entity in which the JV will operate has not yet been identified or formed. The JV operations will primarily involve the production – including processing, packaging and sales of natural supplements derived from hemp derived cannabis oils. The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai. The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement. On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 1,200,000 restricted common shares to 247 with a value of $21,600,000. As at August 31, 2022, the land use rights was determined to be impaired by $10,026,679.

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 800,000 shares of restricted common stock of the Company valued at $5,248,000. As at August 31, 2022, the acquired intellectual property was determined to be impaired by $1,858,179.

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

Except as set forth in the Cloud DX Amendment, the remaining terms and conditions of the Cloud DX License remain in full force and effect. As at August 31, 2022, the remaining value of the software license was determined to be fully impaired.

In connection with the acquisition of PRO-DIP (see Note 16) the Company acquired intellectual property valued at $455,752. As at August 31, 2022, the acquired intellectual property was determined to be impaired by $52,752.

In connection with the acquisition of Acenzia (See Note 16) the Company acquired the following intangible assets: intellectual property valued at $2,875,000; customer relationships valued at $806,000 and brand names valued at $2,115,000.

In connection with the acquisition of Terragenx (see Note 16) the Company acquired intellectual property valued at $1,179,361. As at August 31, 2022, the acquired intellectual property was determined to be fully impaired.

In connection with the acquisition of 12858461 Canada Corp. (see Note 16) the Company acquired customer relationships valued at $31,101.

In connection with the acquisition of Poling Taddeo Hovius Physiotherapy Professional Corp. (see Note 16) the Company acquired customer relationships valued at $151,686.

In connection with the acquisition of Clinical Consultants International LLC (see Note 16) the Company acquired customer relationships valued at $1,701,814. As at August 31, 2022, the acquired customer relationships were determined to be impaired by $317,314.

Note 9 – Accrued Expenses

Accrued expenses at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Accrued liabilities	$884,024	$811,660
Accrued payroll	195,214	279,018
Unearned revenue	36,887	38,631
	$1,116,125	$1,129,309

Note 10 – Government Loans and Note Payable and Government Subsidy

Governmental loans and note payable at August 31, 2022 and 2021 consisted of the following:

	2022	2021
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	91,526	63,336

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2019; accrues interest at 3% per annum; secured by land, building and personal property; due June 30, 2022. (On June 30, 2022, paid in full)	-	5,069,858

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028.	29,614	30,739

Note payable dated June 24, 2021; accrues interest at 9% per annum; secured by real property of Acenzia; lender at its sole discretion may require monthly principal payments of $950,000 after December 24, 2021; any unpaid principal and interest due on June 24, 2022. (On December 14, 2021, the note was paid in full.)	-	4,415,000
Total government loans and notes payable	161,460	9,619,253
Less current portion	-	(4,485,649)
Long-term portion	$161,460	$5,133,604

(A)	The Government of Canada launched the Canada Emergency Business Account (“CEBA”) loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained a CAD$80,000 loan (US$61,017 at August 31, 2022), which is unsecured, non-interest bearing and due on or before December 31, 2022. If the loan amount is paid on or before December 31, 2022, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2022, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan by three years until December 31, 2025 and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$30,509 at August 31, 2022) under the same terms.

Government Subsidy

In 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the year ended August 31, 2022, recorded a total of approximately $nil (2021 - $731,000) in government subsidies as a reduction to the associated wage costs recorded in cost of revenues and general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Years Ending August 31,
2023	$6,362
2024	97,889
2025	6,362
2026	6,362
2027	6,362
Thereafter	38,122
Total	$161,460

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

The face amount of the $16.66m+ convertible notes of $16,666,666 was proportionately allocated to the $16.66m+ convertible notes and the warrants in the amount of $11,409,200 and $5,257,466, respectively. The amount allocated to the warrants of $5,257,466 was recorded as a discount to the convertible note and as additional paid in capital. The $16.66m+ convertible notes contained an original issue discount totaling $1,666,666 and the Company also incurred $1,140,000 in loan fees in connection with the $16.66m+ convertible notes. The combined total discount is $8,064,132 and will be amortized over the life of the $16.66m+ convertible notes. During the year ended August 31, 2022, the Company amortized $5,213,084 of the debt discount and as August 31, 2022, the unamortized debt discount was $2,851,048.

During the year ended August 31, 2022, the Company made cash payments in the aggregate amount of $4,307,555 for the monthly Amortization Payment, $4,166,667 in principal and $140,888 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes.

During the year ended August 31, 2022, $1,269,444 in principal and $3,547 in interest were converted into 636,501 shares of common stock issued to the $16.66m+ convertible note holders.

In connection with the $16.66m+ convertible notes, the Company is subject to certain financial covenants which the Company was not in compliance with as of August 31, 2022. This provided the lender the right to increase the interest rate to 15% per annum and rights to first ranking over all other notes held by the Company. However, subsequent to the year end, (see Note 19) the $16.66m+ convertible notes were settled without any additional charges or penalty due to non-compliance with the $16.66m+ convertible notes financial covenants.

Terragenx

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000 (the “$1.875m convertible notes”) with each note having a face amount of $937,500. The $1.875m convertible notes accrue interest at 1% per annum and were due on May 17, 2022 and extended to November 29, 2022. The $1.875m convertible notes are secured by all assets of the Company. The $1.875m convertible notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $3.35 per share.

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

The face amount of the $1.875m convertible notes of $1,875,000 was proportionately allocated to the $1.875m convertible notes and the warrants in the amount of $1,579,176 and $295,824, respectively. The amount allocated to the warrants of $295,824 was recorded as a discount to the $1.875m convertible notes and as additional paid in capital. The $1.875m convertible notes contained an original issue discount totaling $375,000 and the Company also incurred $90,000 in loan fees in connection with these $1.875m convertible notes. The combined total discount was $760,824 and amortized over the life of the $1.875m convertible notes. During the year ended August 31, 2022, the Company amortized $760,824 of the debt discount and as August 31, 2022, the unamortized debt discount was $0.

On June 1, 2022, the Company paid the balance owed on one of two Terragenx $1.875 million convertible notes for an aggregate payment of $948,874, including all principal and interest owed.

On June 1, 2022, the Company made an interest payment to one of two Terragenx $1.875 million convertible notes for a payment of $192,188. On June 1, 2022, the Company and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to one percent per annum.

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

At August 31, 2022 and 2021, the amount of debentures outstanding was $946,250 and $982,205, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2022 and 2021:

		2022	2021
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,673,934	$2,543,396
Total lease assets		$2,673,934	$2,543,396

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$582,088	$530,797
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,185,329	2,057,805
Total lease liability		$2,767,417	$2,588,602

Lease obligations at August 31, 2022 consisted of the following:

Years Ending August 31,
2023	$795,323
2024	600,123
2025	528,191
2026	527,412
2027	489,184
Thereafter	572,768
Total payments	3,512,999
Amount representing interest	(745,582)
Lease obligation, net	2,767,417
Less lease obligation, current portion	(582,088)
Lease obligation, long-term portion	$2,185,329

During the year ended August 31, 2022, the Company entered into new lease obligations of $571,621.

The lease expense for the years ended August 31, 2022 and 2021 was $852,580 and $858,847, respectively. The cash paid under operating leases during the years ended August 31, 2022 and 2021 was $806,394 and $834,502, respectively.

At August 31, 2022, the weighted average remaining lease terms were 3.46 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying balance sheet at August 31, 2022 is as follows:

Cost	$209,457
Accumulated amortization	(192,347)
Net book value	$17,110

Future minimum finance lease payments are as follows:

Years Ending August 31,
2023	$16,826
2024	4,681
Total payments	21,507
Amount representing interest	(541)
Lease obligation, net	20,966
Less lease obligation, current portion	(8,890)
Lease obligation, long-term portion	$12,076

Note 14 – Stockholders’ Equity

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2022 and 2021 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. As of August 31, 2022 and 2021 there were 31,180,603 and 26,610,144 common shares issued and outstanding, respectively.

During the fiscal year ended August 31, 2022, the Company issued:

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

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $64,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on February 24, 2022.

●	50,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $138,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	25,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $69,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	800,000 restricted shares of common stock as consideration for a Membership Interest Purchase Agreement valued at $1,704,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on April 7, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $107,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 2, 2022.

●	225,000 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on May 11, 2022.

●	623,929 shares of common stock as consideration for payment of an aggregate principal amount of $1,244,444 and an aggregate accrued interest amount of $3,405 on the $16.66m+ convertible notes. The shares were issued on various dates during the year ended August 31, 2022.

●

300,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”). The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on June 29, 2022.

●	50,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on July 5, 2022.

●	12,572 shares of common stock as consideration for payment of an aggregate principal amount of $25,000 and an aggregate accrued interest amount of $143 on the $16.66m+ convertible notes. The shares were issued on July 12, 2022 pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021.

●	158,958 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on July 20, 2022.

During the fiscal year ended August 31, 2021, the Company issued:

●	21,905 restricted shares of common stock to a non-U.S. person for cash proceeds of $92,000.

●	15,000 restricted shares of common stock as consideration for a Statement of Work Agreement with an independent contractor valued at $55,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant.

●	50,000 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $192,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant.

●	240,000 restricted shares of common stock as consideration for an Asset Purchase Agreement with a value of $876,000 based on the market price of the Company’s common stock of $3.65 per share on the date of grant.

●	957 shares of common stock to round fractional shares that would have been issued pursuant to the reverse stock split to the next highest whole share as a result of the Company’s 1-for-10 reverse stock split of our common stock, effective February 1, 2021. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next whole share amount.

●	7,500 shares of common stock issued upon the exercise of stock options. The Company received the exercise price of $12,000 in cash.

●	100,000 restricted shares of common stock under the terms and conditions of a certain Letter of Engagement, dated July 31, 2020, as a result of the Company’s successful uplist to the Nasdaq Capital Markets. The fair value of the shares were $375,000 based on the market value of the Company’s stock on the date of grant.

●	9,913 shares of common stock under the Company’s 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289) for payment of legal services valued at $37,172.

●	2,388,050 shares of common stock, to accredited investors, under the terms and conditions of a Securities Purchase Agreement, dated April 9, 2021, in a registered direct offering for an agreed upon purchase price of $3.35 per share. The Company incurred offering cost of $764,388 associated with this offering. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective on March 22, 2021. The shares were issued on April 13. 2021.

●	189,796 restricted shares of common stock as consideration for a Share Exchange Agreement with the securities exchange valued at $430,837, or $2.27 per share. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 24, 2021.

●	120,787 shares of common stock under the Company’s 2021 Equity Incentive Plan and registered pursuant to the Company’s registration statement on Form S-8 (File No. 333-253289) to three members of the Company’s Medical Advisory Board for payment of services valued at $215,000.

Common Stock to be Issued

As of August 31, 2022, in connection with the acquisition of Acenzia, Terragenx, 12858461 Ontario Inc, and Poling Taddeo Hovius Physiotherapy Professional Corp (See Note 16), the Company has allotted and is obligated to issue 4,149,633 shares of the Company’s common stock.

Stock Options and Warrants

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2022 and 2021, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2022, the 2018 Plan had 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022. As of August 31, 2022, the 2021 Plan has 3,754,665 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	1,849,600	2.29	3.14	$218,240
Granted	369,465	1.46
Forfeited	(54,830)
Exercised	-
Outstanding, August 31, 2022	2,164,235	2.15	2.53	$140,577
Exercisable, August 31, 2022	2,070,240	$2.24	2.32	$109,088

The exercise price for stock options outstanding at August 31, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
227,155	$1.33	133,160	$1.33
992,000	1.60	992,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
10,000	5.00	10,000	5.00
39,480	1.90	39,480	1.90
2,164,235		2,070,240

For options granted during the year ended August 31, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.37, and the weighted-average exercise price of such options was $1.41. No options were granted during the year ended August 31, 2022 where the exercise price was less than the stock price at the date of grant. For options granted during the year ended August 31, 2022 where the exercise price was greater than the stock price at the date of grant, the weighted-average fair value of such options was $1.81, and the weighted-average exercise price of such options was $1.90

For options granted during fiscal year ended August 31, 2021 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.76, and the weighted-average exercise price of such options was $3.80. No options were granted during fiscal year ended August 31, 2021 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $426,690 and $155,496 during the years ended August 31, 2022 and 2021, respectively. At August 31, 2022, the unamortized stock option expense was $137,525, which will be amortized to expense through February 2023.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the year ended August 31, 2022 and 2021:

	2022	2021

Risk-free interest rate	0.93 to 3.01%	0.42%
Expected life of the options	2.5 years	2.5 years
Expected volatility	267% to 281%	268%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	2,388,050	3.35	5.12	$-
Granted	6,057,214	2.05
Forfeited	-
Exercised	-
Outstanding, August 31, 2022	8,445,264	2.42	3.5	$-
Exercisable, August 31, 2022	8,445,264	$2.42	3.5	$-

The exercise price for warrants outstanding at August 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
5,833,334	$2.00
2,611,930	3.35
8,445,264

Note 15 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2022 and 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the year ended August 31, 2022 and 2021 were $nil.

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2022
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(8,105,151)		$(24,744,064)		$(32,849,215)

Expected income tax benefit	(2,147,864)	-26.5%	(6,680,897)	-27.0%	(8,828,761)
Stock based compensation	-	0.0%	474,239	17.4%	474,239
Change in valuation allowance	2,147,864	26.5%	6,206,658	9.6%	8,354,522
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2021
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(1,102,559)		$(3,359,588)		$(4,462,147)

Expected income tax benefit	(292,178)	-26.5%	(907,089)	-27.0%	(1,199,267)
Stock based compensation	-	0.0%	278,281	8.3%	278,281
Change in valuation allowance	292,178	26.5%	628,808	18.7%	920,986
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2022 and 2021, the significant components of the deferred tax asset and liability are summarized below:

	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$12,523,398	$4,168,876
Total deferred tax asset	12,523,398	4,168,876
Less: valuation allowance	(12,523,398)	(4,168,876)
Total deferred tax asset	-	-
Deferred tax liability:
Intangible assets	(1,445,448)	(1,500,372)
Total deferred tax liability	(1,445,448)	(1,500,372)
Net deferred tax liability	$(1,445,448)	$(1,500,372)

The valuation allowance for the years ended August 31, 2022 and 2021 increased as a result of the Company generating additional net operating losses.

The Company has recorded as of August 31, 2022 and 2021 a valuation allowance of $12,523,398 and $4,168,876, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2022 and 2021.

As of August 31, 2022, the Company has net operating loss carry-forward of approximately $7,001,380 and $7,907,848 in the United States and Canada, respectively that begin to expire in 2030. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382. The 2021, 2020 and 2019 tax years are still subject to audit in the U.S. and reassessment in Canada.

Note 16 – Acquisitions

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

A summary of the purchase price allocation for Acenzia and PRO-DIP at fair value is below.

	Acenzia	PRO-DIP
Cash and cash equivalents	$3,738,171	$-
Accounts receivable	808,165	-
Inventory	195,518	9,050
Prepaid expenses and other current assets	3,594	-
Property and equipment	5,687,988	16,355
Intangible assets	5,796,000	455,752
Goodwill	9,157,949	-
Accounts payable and accrued expenses	(1,845,114)	-
Due to related party	(185,614)	-
Note payable	(12,534,593)	(40,320)
Deferred tax liability	(1,536,000)	-
Lease obligation	(49,457)	-
Purchase price	$9,236,607	$440,837

The purchase price was paid as follows:

	Acenzia	PRO-DIP
Cash	$-	$10,000
Issuance of common stock	-	430,837
Common stock to be issued	9,236,607	-
	$9,236,607	$440,837

Joint Venture

MiTelemed+ 50/50 Joint Venture with EK-Tech Solutions, Inc.

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of August 31, 2022, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

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

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $3.35 per share. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying consolidated balance sheets since the conditions for payment have not been met as of August 31, 2022. The amounts assigned to assets acquired are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

In addition, the Company will pay a royalty equal to 10% of net revenue (net profit) of all iodine related sales reported through the Company or any of its wholly owned subsidiaries for a period equal to the commercial validity of the intellectual property.

Terragenx Share Exchange Agreement

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

In addition, the Company will issue 500,000 shares of the Company’s common stock to Terry Mullins as part of an employment agreement that is considered part of the purchase price. The price of the Company’s common stock on the closing date was $1.59; therefore the purchase price for accounting purposes was $983,925. The Company acquired Terragenx to complement several of the Company’s growth initiatives including (i) to build a health science related IP portfolio, and (ii) through either acquisition, internal development, or third-party licensing distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and over-the-counter preventative and maintenance care solutions. This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until August 31, 2022, Terragenx had revenues of $266,635 and a net loss of $1,362,225.

A summary of the purchase price allocation for Terra at fair value is below.

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

This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until August 31, 2022, 1285 had revenues of $111,764 and a net income of $33,022.

A summary of the purchase price allocation for 1285 at fair value is below.

Cash and cash equivalents	$7,629
Accounts receivable	2,754
Property and equipment	8,813
Goodwill	602
Intangible assets	31,101
Minority interest	(25,401)
Purchase price	$25,500

The purchase price was paid as follows:

Cash	$-
Common stock to be issued	25,500
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

This acquisition was considered an acquisition of a business under ASC 805. From the date of acquisition until August 31, 2022, PTHPC had revenues of $245,258 and a net loss of $61,619.

A summary of the purchase price allocation for PTHPC at fair value is below.

Cash and cash equivalents	$18,383
Accounts receivable	44,289
Prepaid expenses and other current assets	11,292
Property and equipment	9,475
Intangible asset	151,686
Purchase price	$235,125

The purchase price was paid as follows:

Cash	$-
Common stock to be issued	235,125
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

Pursuant to the terms of the CCI Agreement, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 800,000 restricted shares of the Company’s common stock (the “Exchange Shares”) (“CCI Acquisition”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 800,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

This CCI Acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets being acquired under the arrangement was concentrated in the customer relationships. Accordingly, the $1,704,000 purchase price was primarily allocated to the customer relationships intangible asset, for $1,701,814, and will be amortized over an estimated useful life of 5 years. The remaining purchase price was allocated to cash and cash equivalents.

A summary of the purchase price allocation for CCI at fair value is below.

Cash and cash equivalents	$2,186
Intangible asset	1,701,814
Purchase price	$1,704,000

The purchase price was paid as follows:

Cash	$-
Common stock	1,704,000
$1,704,000

Note 17 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business (including the matters described below). The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Such matters included an action against one of the Company’s subsidiaries for settlement of outstanding legal fees relating to an unsuccessful transactions. Based on available information to date, the Company estimates that a resolution of these matters would result in a probable loss of at least $381,359 (CAD $500,000), and was recognized as an accrual on the consolidated balance sheet.

Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for such matters. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

Note 18 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the years ended August 31, 2022 and 2021:

	Years Ended August 31,
	2022	2021

Sales
Healthcare services	$8,397,857	$8,857,693
Product Sales	3,336,899	447,562
Corporate	3,181	-
	$11,737,937	$9,305,255

Gross profit
Healthcare services	$3,448,233	$3,694,512
Product Sales	1,347,825	128,486
Corporate	3,180	-
	$4,799,238	$3,822,998

Loss from operations
Healthcare services	$(1,506,135)	$(516,437)
Product Sales	(4,940,559)	(580,523)
Corporate	(18,579,983)	(3,276,559)
	$(25,026,677)	$(4,373,519)

Depreciation and amortization
Healthcare services	$141,529	$91,978
Product Sales	1,337,324	203,459
Corporate	1,540,400	1,428,685
	$3,019,253	$1,724,122

Capital expenditures
Healthcare services	$-	$216,284
Product Sales	3,600	39,665
Corporate	-	-
	$3,600	$255,949

Interest expenses
Healthcare services	$76,255	$89,154
Product Sales	962,480	75,849
Corporate	555,540	-
	$1,594,275	$165,003

Net loss
Healthcare services	$(1,408,891)	$(552,893)
Product Sales	(7,305,571)	(656,372
Corporate	(24,330,716)	(3,261,670)
	$(33,045,178)	$(4,470,935)

Total assets
Healthcare services	$5,917,403	$7,318,888
Product Sales	19,595,269	21,427,285
Corporate	15,360,168	33,212,108
	$40,872,840	$61,958,281

Accounts receivable
Healthcare services	$585,492	$953,919
Product Sales	419,417	514,510
Corporate	12,496	-
	$1,017,405	$1,468,429
Intangible assets
Healthcare services	$159,453	$-
Product Sales	5,283,333	5,958,736
Corporate	13,397,832	26,070,763
	$18,840,619	$32,029,499

Goodwill
Healthcare services	$537,537	$557,357
Product Sales	7,288,307	8,931,491
Corporate	-	-
	$7,825,844	$9,488,848

Note 19 – Subsequent Events

Registration Statement on Form S-1

On September 13, 2022, the Company filed a registration statement on Form S-1 (File No. 333-267401) (as amended, the “Registration Statement”). The Registration Statement relates to the Company’s proposed offer of up to 19,138,756 units (“Units”), with each Unit consisting of (i) one share of common stock, (ii) one warrant with a three-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Three-Year Warrant”), and (iii) one warrant with a five-year term to purchase one share of common stock at an exercise price of $1.045 per share (100% of the offering price per Unit) (“Five-Year Warrant”) on a best-efforts basis. The assumed public offering price is $1.045 per Unit. Each Three-Year Warrant and Five-Year Warrant will be immediately exercisable for one share of common stock at an assumed exercise price of $1.045 per share (not less than 100% of the public offering price of each Unit sold in the offering). The actual public offering price per Unit will be determined between the Company, Maxim Group LLC and the investors in the offering, and may be at a discount to the current market price of the Company’s common stock.

As indicated in the Registration Statement, the Company also proposes to offer to each purchaser of Units that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding common stock immediately following the consummation of the offering, the opportunity to purchase Units consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrant”) (in lieu of one share of common stock), one Three-Year Warrant and one Five-Year Warrant. Subject to limited exceptions, a holder of Pre-Funded Warrants will not have the right to exercise any portion of its Pre-Funded Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, such limit may be increased to up to 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. Each Pre-Funded Warrant will be exercisable for one share of common stock. The purchase price of each Unit including a Pre-Funded Warrant will be equal to the price per Unit including one share of common stock, minus $0.01, and the remaining exercise price of each Pre-Funded Warrant will equal $0.01 per share. The Pre-Funded Warrants will be immediately exercisable (subject to the beneficial ownership cap) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. For each Unit including a Pre-Funded Warrant sold (without regard to any limitation on exercise set forth therein), the number of Units including a share of common stock offered will be decreased on a one-for-one basis. The common stock and Pre-Funded Warrants, if any, can each be purchased in the offering only with the accompanying Three-Year Warrant and Five-Year Warrant as part of a Unit, but the components of the Units will immediately separate upon issuance. The Company also proposes to register the common stock issuable from time to time upon exercise of the Pre-Funded Warrants, Three-Year Warrants and Five-Year Warrants included in the Units.

There is no minimum number of Units or minimum aggregate amount of proceeds for the offering to close.

The Company expects to commence the sale of the securities as of the date on which the Registration Statement is declared effective by the SEC. No sales will be made prior to effectiveness of the Registration Statement. There can be no assurance that the Registration Statement will be declared effective by the SEC.

Promissory Note Amortization Payment

On September 14, 2022, the Company made a cash payment in the aggregate amount of $1,435,683 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

CVI Investments, Inc. Waiver and Amendment

On October 13, 2022, the Company entered into a Waiver and Amendment (the “CVI Waiver and Amendment”) with CVI Investments, Inc. (“CVI”). Pursuant to the terms of the CVI Waiver and Amendment, (i) the Company obtained a limited waiver from CVI with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); (ii) the Company and CVI amended certain provisions of the CVI Warrant; (iii) the Company obtained a limited waiver from CVI with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”); and (iv) the Company and CVI amended certain provisions of the CVI Note, all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable.

Pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Warrant that would have reduced the exercise price of the CVI Warrant upon the closing of the sale of the Company’s common stock by the Company (the “Offering”) to be conducted as set forth in and pursuant to the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) filed by the Company on September 13, 2022, as subsequently amended and as declared effective on October 13, 2022. In addition, the Company and CVI agreed to amend the CVI Warrant to provide that the exercise price of the CVI Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Note that would have reduced the conversion price of the CVI Note upon the closing of the Offering. CVI also agreed to extend the date on which the Amortization Redemption Amount (as defined in the CVI Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and CVI agreed to amend the CVI Note to provide that the conversion price set forth in the CVI Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Hudson Bay Master Fund Ltd. Waiver and Amendment

Also on October 13, 2022, the Company entered into a Waiver and Amendment (the “Hudson Bay Waiver and Amendment”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”). Pursuant to the terms of the Hudson Bay Waiver and Amendment, (i) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Warrant to Purchase Common Stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); (ii) the Company and Hudson Bay amended certain provisions of the Hudson Bay Warrant; (iii) the Company obtained a limited waiver from Hudson Bay with respect to certain provisions of a Senior Secured Convertible Note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”); and (iv) the Company and Hudson Bay amended certain provisions of the Hudson Bay Note, all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable.

Pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Warrant that would have reduced the exercise price of the Hudson Bay Warrant upon the closing of the Offering. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Warrant to provide that the exercise price of the Hudson Bay Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

Also pursuant to the terms of the Hudson Bay Waiver and Amendment, the Company obtained a limited waiver from Hudson Bay with respect to the provisions of the Hudson Bay Note that would have reduced the conversion price of the Hudson Bay Note upon the closing of the Offering. Hudson Bay also agreed to extend the date on which the Amortization Redemption Amount (as defined in the Hudson Bay Note) may be paid from October 14, 2022 to October 19, 2022. In addition, the Company and Hudson Bay agreed to amend the Hudson Bay Note to provide that the conversion price set forth in the Hudson Bay Note shall be the price at which the Company’s common stock is being offered for sale in the Offering.

Unit Offering

On October 18, 2022 (the “Closing Date”), the Company sold an aggregate of 4,000,000 units (the “Units”) for an aggregate of $2,000,000, at a purchase price $0.50 per Unit (the “Offering”), consisting of (i) 4,000,000 shares (the “Shares”) of the Company’s common stock, (ii) warrants with a three-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Three Year Warrants”), and (iii) warrants with a five-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share (the “Five Year Warrants” and together with the Three Year Warrants, the “Warrants”).

On October 13, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Maxim Group LLC, as exclusive placement agent thereunder (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent to solicit offers to purchase the Units, and the Common Stock and Warrants forming part of the Units, offered by the prospectus (“Prospectus”) contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022 (the “Registration Statement”). The Placement Agent did not purchase or sell any securities, nor was it required to arrange for the purchase and sale of any specific number or dollar amount of securities, other than to use its “reasonable best efforts” to arrange for the sale of the securities by the Company. Accordingly, there was no minimum amount of proceeds that was a condition to closing of the Offering.

The Offering resulted in gross proceeds to the Company of approximately $2,000,000 before deducting the Placement Agent fees and related offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of Warrants issued in the Offering which formed part of the Units. Pursuant to the terms of the Placement Agency Agreement, the Company paid the Placement Agent a cash fee of $140,000 equal to 7.0% of the gross proceeds of the Offering as well as reimbursed the Placement Agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

Under the Placement Agency Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 90-day period following the Closing Date, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, and will not file any registration statements. In addition, during the 180-day period following the Closing Date and subject to certain exceptions, the Company is prohibited from entering into (i) a transaction that would result in the Company issuing common stock that has a variable conversion price, exercise price, or exchange rate, or such a price that would reset upon the occurrence of specified or contingent events; or (ii) a transaction in which the Company agrees to issue securities at a future determined price. Each of the Company’s officers, directors, and any holder of 10% or more of the outstanding common stock has agreed to a three-month “lock-up” with respect to their shares of common stock, including securities that are convertible into, or exchangeable or exercisable for, shares of common stock. Subject to certain exceptions, during such lock-up period these holders may not offer, sell, pledge or otherwise dispose of these securities, without the prior written consent of the Placement Agent. The Placement Agency Agreement provides that the Placement Agent’s obligations were subject to conditions contained in the Placement Agency Agreement.

Each Warrant had an exercise price of $0.50 per share and is exercisable upon issuance. As a result of the Company’s entry, on November 14, 2022, into the CVI Exchange Offer and Amendment (as hereinafter defined) and the Hudson Bay Exchange Offer and Amendment (as hereinafter defined), the exercise price of each Warrant was reduced to $0.10 per share. The Three Year Warrants and the Five Year Warrants will expire three years and five years from the date of issuance, respectively.

Each Warrant is exercisable for one share of common stock, subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the common stock as described in the Prospectus. Subject to certain exemptions outlined in the Three Year Warrants and Five Year Warrants, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sell, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of common stock or Common Stock Equivalents (as defined in the Three Year Warrants and Five Year Warrants), at an effective price per share less than the exercise price of the Three Year Warrants or Five Year Warrants then in effect, the exercise price of the Three Year Warrants and Five Year Warrants will be reduced to equal the effective price per share in such dilutive issuance; provided, however, in no event will the exercise price of the Three Year Warrants and Five Year Warrants be reduced to an exercise price lower than $0.10. Additionally, on the date that is 60 calendar days immediately following the initial issuance date of the Three Year Warrants and Five Year Warrants, the exercise price will be reduced to the Reset Price (as hereinafter defined), provided that the Reset Price is less than the exercise price in effect on that date. The “Reset Price” is equal to the greater of (a) 50% of the initial exercise price or (b) 100% of the lowest daily volume weighted average price per share of common stock (“VWAP”) occurring during the 60 calendar days following the issuance date of the Three Year Warrants and Five Year Warrants.

On October 13, 2022, the (i) conversion price of the Senior Secured Convertible Notes, and the (ii) exercise price per share of common stock under the warrants to purchase common stock, issued by the Company and held by CVI Investments, Inc. and Hudson Bay Master Fund Ltd. (the “Holders”) was reduced to $0.50 per share of common stock based on the offering price of each Unit in the Offering and in accordance with waivers by the Holders, as further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2022.

The terms of the Three Year Warrants and Five Year Warrants are governed by a Warrant Agency Agreement (the “Warrant Agency Agreement”), dated as of the Closing Date, by and between the Company and Pacific Stock Transfer Company (the “Warrant Agent”). Pursuant to the terms of the Warrant Agency Agreement, the Company agreed to indemnify the Warrant Agent in its roles as transfer agent and warrant agent, its agents and each of its stockholders, directors, officers and employees against all liabilities, including judgments, costs and reasonable counsel fees that may arise out of acts performed or omitted for its activities in that capacity, except for any liability due to any gross negligence, willful misconduct or bad faith of the indemnified person or entity.

Promissory Note Amortization Payment

On October 19, 2022, the Company made a cash payment in the aggregate amount of $1,429,896 for the monthly Amortization Payment pursuant to the terms and conditions of the $16.66m+ convertible notes.

Restricted Stock Issuance

On October 26, 2022, the Company issued 36,222 restricted shares of common stock for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

CVI Investments, Inc. Exchange Offer and Amendment

On November 14, 2022, the Company entered into an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock for each share of common stock (the “CVI Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Warrant”); and (ii) the Company and CVI amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to CVI (the “CVI Note”), all as more fully described below and as set forth in the CVI Warrant and the CVI Note, as applicable. On November 15, 2022 and January 5, 2023, 1,757,319 and 1,159,348 shares of common stock were issued under the terms and conditions of the CVI Warrant Exchange.

Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company and CVI agreed to amend the CVI Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the CVI Exchange Offer and Amendment, (ii) the Company shall pay a $50,000.00 extension fee to CVI ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the CVI Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the CVI Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the CVI Note as follows:

(i) the definition of Conversion Price (as defined in the CVI Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the CVI Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the CVI Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the CVI Note that is converted pursuant to a voluntary conversion by CVI shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) CVI may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that CVI agrees to accept shares of common stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the CVI Note)); and

(iii) upon mutual consent by the Company and CVI, CVI may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The CVI Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or any securities convertible or exchangeable into common stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Hudson Bay Master Fund Ltd. Exchange Offer and Amendment

Also, on November 14, 2022, the Company entered into an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, (i) the Company exchanged one share of the Company’s common stock for each share of common stock (the “Hudson Bay Warrant Exchange”) underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Warrant”); and (ii) the Company and Hudson Bay amended certain provisions of the senior secured convertible note, dated as of December 14, 2021, issued by the Company to Hudson Bay (the “Hudson Bay Note”), all as more fully described below and as set forth in the Hudson Bay Warrant and the Hudson Bay Note, as applicable. On November 15, 2022, 2,916,667 shares of common stock were issued under the terms and conditions of the Hudson Bay Warrant Exchange.

Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company and Hudson Bay agreed to amend the Hudson Bay Note such that (i) the Company shall pay the interest originally payable in November 2022 and December 2022 upon execution of the Hudson Bay Exchange Offer and Amendment, (ii) the Company shall pay a $50,000 extension fee to Hudson Bay ($10,000 on January 15, 2023, $10,000 on February 14, 2023, $10,000 on March 14, 2023, $10,000 on April 14, 2023, and $10,000 on May 15, 2023), (iii) the payment dates for the principal originally payable in November 2022 and December 2022 shall be extended such that 1/5 of such respective principal amount shall instead be paid on each Amortization Date (as defined in the Hudson Bay Note) during January 2023, February 2023, March 2023, April 2023, and May 2023, in addition to the Amortization Redemption Amounts (as defined in the Hudson Bay Note) (the “Amortization Redemption Amounts”) due on the aforementioned dates in 2023.

Also, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company agreed to hold an annual or special meeting of stockholders on or prior to the date that is 90 calendar days after November 14, 2022, for the purpose of obtaining shareholder approval (“Shareholder Approval”) to amend the Hudson Bay Note as follows:

(i) the definition of Conversion Price (as defined in the Hudson Bay Note) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of the Hudson Bay Note converted after the date that the Shareholder Approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in the Hudson Bay Note) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of the Hudson Bay Note that is converted pursuant to a voluntary conversion by Hudson Bay shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Hudson Bay may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that Hudson Bay agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Hudson Bay Note)); and

(iii) upon mutual consent by the Company and Hudson Bay, Hudson Bay may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

The Hudson Bay Exchange Offer and Amendment further provides that from November 14, 2022 until 30 days following November 14, 2022, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or any securities convertible or exchangeable into Common Stock, or (ii) enter into any agreement to amend, exchange or otherwise provide any incentive to exercise any of the warrants originally issued together with the Exchange Warrants or any other warrants of the Company that are outstanding on November 14, 2022, in each such case except with respect to certain exempt issuances.

Promissory Note Amortization Payment Interest Only

On November 14, 2022, as provided in the CVI Exchange Offer and Amendment, the Company made a cash payment, in the amount of $37,384, for the monthly interest owed on the CVI Note outstanding principal balance. On November 14, 2022, as provided in the Hudson Bay Exchange Offer and Amendment, the Company made a cash payment, in the amount of $33,056, for the monthly interest owed on the Hudson Bay Note outstanding principal balance.

On January 17, 2023, March 2, 2023, and March 14, 2023, the Company made an interest payment on the Hudson Bay Note, to Hudson Bay, in the amount of $8,333, $625, and $208, respectively. On January 17, 2023, March 2, 2023, and March 14, 2023, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company paid, to Hudson Bay, extension fees in the amount of $10,000, $10,000, and $10,000, respectively. On March 24, 2023, the Company paid to Hudson Bay an aggregate of $70,069, representing the remaining principal balance on the Hudson Bay Note ($50,000), interest on the Hudson Bay Note ($69), and extension fees ($20,000). As of March 24, 2023, the Hudson Bay Note was paid in full and no amounts remain due and outstanding in respect of the Hudson Bay Note.

On March 14, 2023, the Company made a principal payment on the CVI Note, to CVI, in the amount of $6,111 and an interest payment on the CVI Note, to CVI, in the amount of $77. Also on March 14, 2023, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company paid, to CVI, an extension fee in the amount of $30,000. On March 24, 2023, the Company paid to CVI an extension fee in the amount of $20,000. As of March 24, 2023, the CVI Note was paid in full and no amounts remain due and outstanding in respect of the CVI Note.

Share Issuances in Connection with Warrant Exercises

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 3,910,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the fiscal year ended August 31, 2022, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of March 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2022, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021.

Nasdaq Notification—Minimum Bid Price Requirement

On November 21, 2022, the Company received a notification letter (the “November Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between October 10, 2022 and November 11, 2022, the Company no longer meets the minimum bid price requirement. The November Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The November Notification Letter provides that the Company has 180 calendar days, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by May 22, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Information Statement on Schedule 14C

On January 4, 2023, the Company filed with the SEC a definitive information statement on Schedule 14C (the “14C”). The 14C relates to the notice to stockholders concerning the approval by written consent of stockholders holding a majority of the Company’s issued and outstanding voting securities (the “Majority Stockholders”) of the effectuation of the transactions provided for in each exchange offer and amendment entered into on November 14, 2022 by the Company (the “Exchange Offers and Amendments”) with CVI and Hudson Bay, including but not limited to the following amendments to the senior secured convertible notes, dated as of December 14, 2021, issued by the Company to CVI and Hudson (the “Notes”):

(i) the definition of Conversion Price (as defined in the Notes) (the “Conversion Price”) shall be amended such that, as to the first $1,000,000 of principal amount of each of the Notes converted after the date that shareholder approval is obtained, the Conversion Price shall be the lower of (i) the Conversion Price in effect at such time and (ii) 82.0% of the lowest VWAP (as defined in Notes) during the five trading days immediately prior to the applicable conversion date (the “Adjusted Conversion Price”), provided, however, that the portion of the first $1,000,000 of principal amount of each of the Notes that is converted pursuant to a voluntary conversion by the holders of each of the Notes shall reduce each of the remaining Amortization Redemption Amounts proportionately on a pro rata basis;

(ii) Each of the holders of the Notes may accelerate up to four Amortization Redemption Amounts (as defined in the Notes) provided that such holder agrees to accept shares of Common Stock instead of cash for such payments at a price per share equal to the Adjusted Conversion Price as calculated on the immediately preceding Amortization Date (as defined in the Notes)); and

(iii) upon mutual consent by the Company and each of the holders of the Notes, such holder may elect to utilize the Adjusted Conversion Price for the balance of the Notes.

Accordingly, the Majority Stockholders approved, by written consent, the issuance of the total number of shares of Company common stock of the Company necessary to effectuate the Exchange Offers and Amendments, which is currently an indeterminate number due to the methodology of the conversion pricing as described herein and in the Exchange Offers and Amendments.

Stockholder approval of the Exchange Offers and Amendments was required by Rule 5635(d) of The Nasdaq Stock Market, which requires stockholder approval prior to a 20% issuance of securities at a price that is less than the Minimum Price (as defined in the information statement) in a transaction other than a public offering. A 20% issuance is a transaction, other than a public offering, involving the sale, issuance or potential issuance by the company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or substantial stockholders of the company, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance.

Such approval and consent by the Majority Stockholders constitute the approval and consent of a majority of the total number of shares of the Company’s outstanding voting stock and is sufficient under the Nevada Revised Statutes, the Company’s Amended and Restated Articles of Incorporation, as amended, and the Company’s Bylaws to approve the Exchange Offers and Amendments. Accordingly, the actions will not be submitted to the other stockholders of the Company for a vote, and the information statement has been furnished to such other stockholders to provide them with certain information concerning the actions in accordance with the requirements of the Exchange Act, and the regulations promulgated under the Exchange Act, including Regulation 14C.

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $199,980 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it is not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with the respect to the Form 10-K and the Form 10-Q. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K, or until June 12, 2023, to regain compliance.

SwagCheck Agreement

On December 23, 2022, the Company, SwagCheck Inc. (“SWAG”), and all SWAG shareholders (collectively, the “SWAG Shareholders”) entered into that certain Share Purchase Agreement (the “SWAG Agreement”). Pursuant to the terms of the SWAG Agreement, the Company agreed to purchase, and the SWAG Shareholders agreed to sell to the Company, 100% of the outstanding shares of SWAG in exchange for $1.00 (the “SWAG Purchase”). SWAG holds a specific right of purchase of a precious gem collection (the “Gems”) as provided for in an agreement between SWAG and a Court-appointed Successor Receiver for the United States District Court for the Central District of California (the “Receiver”).

The parties have made customary representations, warranties and covenants in the SWAG Agreement. In addition to certain customary closing conditions, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase are subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have received a financing commitment of at least $90 million by December 27, 2022, with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to a Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a Mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

In addition to certain customary closing conditions in the SWAG Agreement, the obligations of SWAG and the SWAG Shareholders to consummate the closing of the SWAG Purchase were subject to the satisfaction (or waiver by any of SWAG or the SWAG Shareholders), at or before the closing date, of certain conditions, including that (i) the Company will have provided SWAG with a binding letter of intent (a “LOI”) by a competent financing party for financing in the amount of at least $90 million by December 27, 2022 with a closing date no later than December 30, 2022, (ii) $60 million will be distributed directly to the Receiver for the purchase of the Gems by SWAG, and (iii) $30 million is a mark-up to be distributed for the benefit of the outgoing SWAG Shareholders.

On December 30, 2022, the Company, SWAG and the SWAG Shareholders entered into Amendment No. 1 to the SWAG Agreement (the “SWAG Amendment”). Pursuant to the terms of the SWAG Amendment, the parties agreed as follows:

●	The closing of the SWAG Purchase will occur no later than January 10, 2023, with all contemplated extensions being subject to the Receiver’s stipulations, conditions, and limitations.

●	The condition for the Company to provide SWAG with a binding LOI has been deleted.

●	A total of $92 million will be distributed as follows: (i) $60 million will be distributed to the Receiver for the purchase of the Gems by SWAG, and (ii) a $32 million mark-up will be distributed directly for the benefit of the outgoing SWAG Shareholders.

Although the SWAG Agreement has not yet closed, the parties continue to work together with the intention of closing the transaction. Following the closing of SWAG Purchase, SWAG will be a wholly owned subsidiary of the Company and will own title to the Gems, which the Company intends to either collateralize or sell to raise capital.

Mast Hill Securities Purchase Agreement & Note

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the Mast Hill Note, the Company agreed to pay accrued interest monthly as well as the Mast Hill Principal Sum as follows: (i) $57,300 on August 23, 2023, (ii) 57,300 on September 23, 2023, (iii) $57,300 on October 23, 2023, (iv) $100,000 on November 23, 2023, (v) $100,000 on December 23, 2023, (vi) $100,000 on January 23, 2023, and (vii) all remaining amounts owed under the Mast Hill Note on the Mast Hill Maturity Date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the Mast Hill Note at the lesser of (i) the then applicable conversion price under the Mast Hill Note, or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Mast Hill Note) occurs at an amount equal to the Mast Hill Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Mast Hill Note, Mast Hill Warrant, or Mast Hill SPA.

Upon the occurrence of any Event of Default, the Mast Hill Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the Mast Hill Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The Mast Hill Warrant is exercisable for five years from February 23, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the Mast Hill Warrant. The Mast Hill Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the Mast Hill Note and pursuant to the terms of the Mast Hill SPA, on February 24, 2023, the Company issued 955,000 restricted shares of common stock (the “Commitment Shares”) to Mast Hill at closing. The Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the Mast Hill Note and the Mast Hill Warrant. In addition to the beneficial ownership limitations provided in the Mast Hill Note and the Mast Hill Warrant, the sum of the number of shares of common stock that may be issued under the Mast Hill SPA (including the Commitment Shares), the Mast Hill Note, and the Mast Hill Warrant shall be limited to 19.99% of the issued and outstanding common stock on the closing date (equal to 27,720,448 shares) as further described in the Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086.

March 2023 FirstFire Securities Purchase Agreement, Note & Warrant

On March 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with FirstFire, pursuant to which the Company issued an 12% unsecured promissory note (the “2023 FirstFire Note”) with a maturity date of March 21, 2024, in the principal sum of $573,000 (the “Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “2023 FirstFire Warrant”) to FirstFire pursuant to the SPA. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay the Principal Sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an OID of $57,300. Accordingly, on the closing date, FirstFire paid the purchase price of $515,700 in exchange for the 2023 FirstFire Note and the 2023 FirstFire Warrant. FirstFire may convert the 2023 FirstFire Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the 2023 FirstFire Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay accrued interest monthly as well as the Principal Sum as follows: (i) $57,300 on September 21, 2023, (ii) 57,300 on October 21, 2023, (iii) $57,300 on November 21, 2023, (iv) $100,000 on December 21, 2023, (v) $100,000 on January 21, 2024, (vi) $100,000 on February 21, 2024, and (vii) all remaining amounts owed under the 2023 FirstFire Note on the maturity date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then FirstFire shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the 2023 FirstFire Note or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the 2023 FirstFire Note at any time prior to the date that an event of default (as provided in the 2023 FirstFire Note) occurs at an amount equal to the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2023 FirstFire Note, the 2023 FirstFire Warrant, or SPA.

Upon the occurrence of any event of default, the 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The 2023 FirstFire Warrant is exercisable for five years from March 21, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the 2023 FirstFire Warrant. The 2023 FirstFire Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the 2023 FirstFire Warrants and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the 2023 FirstFire Note and pursuant to the terms of the SPA, on March 22, 2023, the Company issued 955,000 restricted shares of the Company’s common stock (the “Commitment Shares”) to FirstFire at closing. The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the 2023 FirstFire Note and the 2023 FirstFire Warrant. In addition to the beneficial ownership limitations provided in the 2023 FirstFire Note and the 2023 FirstFire Warrant, the sum of the number of shares of common stock that may be issued under the SPA (including the Commitment Shares), the 2023 FirstFire Note, and 2023 FirstFire Warrant shall be limited to 10,000,000 shares as further described in the SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2022. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2022 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $199,980 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

The letter agreement contains customary representations, warranties and covenants. The foregoing summary of the letter agreement is qualified in its entirety by reference to the full text of the letter agreement, a copy of which is filed herewith as Exhibit 10.49 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	54	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	64	Chief Operating Officer, President, and Director of Novo Integrated Sciences, Inc.

James Zsebok	56	Principal Financial Officer of Novo Integrated Sciences, Inc.

Sarfaraz Ali	47	Director of Novo Integrated Sciences, Inc.

Alex Flesias	40	Director of Novo Integrated Sciences, Inc.

Michael Pope	42	Director of Novo Integrated Sciences, Inc.

Biographies

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

Sarfaraz Ali. Mr. Ali brings over 17 years of knowledge and experience in the ownership and development of operational business enterprises worldwide, including supermarket chains, bakery chain stores, ride-share services, and clean water products in Bangladesh, commercial real estate and blockchain technology implementation in Canada, private equity investment and financing in Dubai, and international trade of consumer goods based primarily in Thailand.

Mr. Ali provides the Company with proven expertise in delivering system and operational efficiency while managing aggressive, yet sustainable growth. As a successful business owner, he brings the Company a wealth of knowledge in areas related to formulating adaptive strategies, supply-chain management, retail marketing, product manufacturing, B2B and B2C e-commerce strategies and implementation, and product distribution worldwide. Since 2006, Mr. Ali has served as the CEO and Executive Director of Khulshi Mart which operates supermarket stores and other private enterprises in Bangladesh. Since 2010, Mr. Ali has served as the CEO and Executive Director of K Bakery Outlets, a chain of fresh food stores operating in Bangladesh. In addition, since 2010, Mr. Ali has been a board member of Grameen Solutions, Ltd, the flagship technology company of the Grameen family of organizations founded in 1999 by Dr. Muhammad Yunus, a recipient of the Nobel Peace Prize in 2006, the U.S. Presidential Medal of Freedom in 2009, and the Congressional Gold Medal in 2010 for pioneering the concepts of microcredit and microfinance. In addition, Mr. Ali holds board of director positions in private companies located in the Middle East and South Asia. In 2002, Mr. Ali earned his B.S. degree in finance and accounting from Indiana University of Pennsylvania. Mr. Ali holds dual citizenship of both Bangladesh and Canada.

Alex Flesias, B.A., LLB. Mr. Flesias has been a partner at Hammond Flesias Law Firm in Toronto, Canada since 2007. Mr. Flesias manages a general commercial litigation practice with a strong focus on construction and real estate related matters. He has extensive experience litigating complex disputes involving financial institutions, as well as landlord-tenant matters. In 1997, Mr. Flesias graduated with an Honours Bachelor of Arts Degree in Political Science and History from the University of Toronto, followed by earning his Master of Arts degree in Political Science at York University in 1998. Mr. Flesias obtained his LLB from Osgoode Hall Law School in 2000. As a lawyer with vast exposure to the business world, Mr. Flesias provides the Company with a unique diversity of thought and background integral to making well informed decisions and judgments.

Michael Pope. Mr. Pope serves as the CEO and Chairman at Boxlight Corporation (Nasdaq: BOXL), a global provider of interactive technology solutions, where he has been an executive since July 2015 and director since September 2014. Mr. Pope has led Boxlight through nine acquisitions from 2016 to 2020, a Nasdaq IPO in November 2017, and over $100 million in debt and equity fundraising. He previously served as Managing Director at Vert Capital, a private equity and advisory firm from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq:ADBE) in 2009) and Assurance Associate at Grant Thornton. He holds an active CPA license and serves on the boards of various organizations. Mr. Pope has served as a member of the board of directors of Focus Universal, Inc. (OTCQB: FCUV) (“Focus Universal”) since June 2018. Focus Universal is a universal smart instrument developer and manufacturer specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. In addition, Mr. Pope served as a director of DS Healthcare Group, Inc. (“DS Healthcare”), a developer of proprietary technologies and products for hair care and personal care needs, from April 2015 to April 2016. DS Healthcare was previously registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Our Board believes Mr. Pope’s broad and extensive finance and operations experience uniquely position him to provide a wide array of insight and knowledge as the Company pursues its next phase of growth and expansion.

Involvement in Certain Legal Proceedings

Except as otherwise provided above as to Robert Mattacchione, no director, executive officer, significant employee, or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of five directors: Messrs. Mattacchione, David, Flesias, Pope and Ali.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director, under the Nasdaq listing rules. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Pope, Flesias, and Ali do not have a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq, and (ii) Messrs. Mattacchione and David are not independent directors. Accordingly, a majority of our Board of Directors is independent.

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

Audit Committee

We have an audit committee comprised of three independent directors: Messrs. Pope, Ali and Flesias. Mr. Pope serves as Chairman of the audit committee. Mr. Pope satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations and the Nasdaq listing rules. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience.

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

Compensation Committee

We have a compensation committee comprised of three independent directors: Messrs. Ali, Pope and Flesias. Mr. Ali serves as Chair of the compensation committee.

Our compensation committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee comprised of three independent directors: Messrs. Flesias, Ali and Pope. Mr. Flesias serves as Chair of the nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among other things:

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

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board, the independent directors, a particular committee or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Novo Integrated Sciences, Inc. Board of Directors

c/o Novo Integrated Sciences, Inc.

Attention: Corporate Secretary

11120 NE 2nd Street, Suite 100

Bellevue, WA 98004

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

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

Novo Integrated Sciences, Inc. Board of Directors

c/o Novo Integrated Sciences, Inc.

Attention: Corporate Secretary

11120 NE 2nd Street, Suite 100

Bellevue, WA 98004

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaws.

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

The nominating and corporate governance committee is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended August 31, 2022 to identify or screen potential director candidates. The nominating and corporate governance committee will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David (together, our “Named Executive Officers”).

2022 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Robert Mattacchione	2022	$185,000	$0	$0	$0	$0	$185,000
Chief Executive Officer	2021	$46,500	$0	$0	$0	$0	$46,500

Christopher David	2021	$171,000	$0	$0	$0	$0	$171,000
COO-President	2020	$114,750	$0	$0	$0	$0	$114,750

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2022

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

DIRECTOR COMPENSATION

On February 23, 2022, the Company granted, pursuant to the 2021 Plan, a stock option to purchase 93,955 shares of common stock at an exercise price of $1.33 to each of the Company’s then-independent directors, Alex Flesias, Robert Oliva and Michael Pope, in consideration of their services as directors. Each stock option vests, and becomes exercisable, (i) with respect to 7,833 shares each month, beginning on the date of grant, until December 23, 2022, and (ii) with respect 7,832 shares on January 23, 2023. Each stock option expires on February 23, 2027. The stock option grants were previously approved by the Company’s Board of Directors on January 26, 2021 and are consistent with the letter agreements dated January 26, 2021, between the Company and Messrs. Flesias, Oliva and Pope. Mr. Oliva resigned as a member of the Board on June 30, 2022.

Mr. Pope also received $15,000 during the fiscal year ended August 31, 2022 in consideration for his services as chairman of the audit committee.

On August 9, 2022, the Board granted to Mr. Ali an option to purchase 39,480 shares of the Company’s common stock, in consideration of his services as a director. The option has an exercise price of $1.90 and expires on August 9, 2027, five years after the grant date.

On June 29, 2022, the Board granted Pierre Dalcourt and Michael Gaynor 250,000 and 50,000 shares of common stock, respectively, pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) as consideration for over 5-years of service to the Board without having received compensation. Messrs. Dalcourt and Gaynor resigned as directors on June 30, 2022.

The following table summarizes compensation paid to all our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sarfaraz Ali (2)	-	-	71,365	-	-	-	71,365
Pierre Dalcourt (3)	-	-	-	-	-	-	-
Alex Flesias	-	-	91,178	-	-	-	91,178
Robert Oliva (4)	-	-	81,030	-	-	-	81,030
Michael Pope	15,000	-	111,372	-	-	-	126,372

(1)	Represents the aggregate grant date fair value for the stock options, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation. For information about the assumptions made in this valuation, refer to Note 14—Stockholders’ Equity to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. At August 31, 2022, the individuals included in this table had the following number of stock options outstanding: Mr. Ali - 39,480; Mr. Dalcourt - 0; Mr. Flesias – 113,755; Mr. Oliva – 288,795 ; and Mr. Pope – 126,995.
(2)	Mr. Ali was appointed as a director on June 30, 2022.
(3)	Mr. Dalcourt resigned as a director on June 30, 2022.
(4)	Mr. Oliva resigned as a director on June 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2023 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officers,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 144,257,518 shares issued and outstanding as of March 31, 2023. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	12,933,562	(1)	9.0%
Christopher David	1,281,950	(2)	* %
Sarfaraz Ali	32,900	(3)	*
Alex Flesias	113,795	(3)	*
Michael Pope	126,995	(3)	*
All directors and executive officers as a group (6 persons)	14,489,202	(4)	10.0%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (5)	12,908,562	(6)	9.0%

(1)	Represents (i) 12,908,562 shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”), and (ii) 25,000 shares that may be acquired upon exercise of vested options held by Ms. Emily Mattacchione, Mr. Mattacchione’s spouse. ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 1,200,000 shares that may be acquired upon exercise of vested options.
(3)	Represents shares that may be acquired within 60 days of March 31, 2023 upon exercise of vested options.
(4)	Includes 0 shares beneficially owned by Mr. Zsebok in addition to shares beneficially owned by the Named Executive Officers and directors identified by name in the table, and includes 1,498,690 shares that may be acquired by the Named Executive Officers, directors, and Mr. Zsebok upon exercise of vested options.
(5)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(6)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	5,118,315	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1) This represents the 498,750 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), 864,900 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the 2018 Plan”) and 3,754,665 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the 2021 Plan”). The Company does not intend to award any additional grants under the 2015 Plan or the 2018 Plan.

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. the 2015 Plan, which authorizes the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of August 31, 2022, the 2015 Plan has 498,750 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Plan. Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2022, the 2018 Plan has 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Plan. Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022. As of August 31, 2022, the 2021 Plan has 3,754,665 available for award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since September 1, 2020 and each currently proposed transaction in which:

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

At August 31, 2022, the Company had outstanding advances totaling $478,897 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2022, the Company had debentures totaling $1,175,834 including principal and interest, due to the following related parties:

●	$312,650 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) is a director and greater than 5% shareholder of the Company, and

●	$105,901 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) is an officer, director and greater than 5% shareholder of the Company, and

●	$310,914 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company, and

●	$446,369 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 1,047,588 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $4.11 which was determined based on the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2022, the amount of debentures outstanding was $946,250.

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At August 31, 2022 and 2021, the amount due to related parties was $478,897 and $478,920, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2022, the Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm. Prior to that time, SRCO Professional Corporation served as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Fruci for the fiscal years ended August 31, 2022 and 2021. Prior to August 31, 2022, No fees were billed to the Company by Fruci.

Fiscal Year Ended August 31,
	2022	2021
Audit Fees (1)	$	$-
Audit-Related Fees (2)		-
Tax Fees (3)		-
All Other Fees (4)		-
Total	$	$-

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

1.1	Placement Agency Agreement, dated October 13, 2022, by and between the registrant and Maxim Group LLC, as exclusive placement agent thereunder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

2.1	Membership Interest Purchase Agreement dated March 17, 2022, by and among Novo Integrated Sciences, Inc., Clinical Consultants International LLC, each of the members of CCI and Dr. Joseph Chalil (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.3	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.4	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.5	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.6	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.7	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

4.1	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.2	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

4.4	Guaranty Agreement dated December 15, 2021 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

4.5	Form of Three Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.6	Form of Five Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.7	Warrant Agency Agreement, dated October 18, 2022, by and between the registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.8

Common Stock Purchase Warrant, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

4.9	Common Stock Purchase Warrant, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.1+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.2	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.34	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.4+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.5+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.6+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.7+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.8+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.9+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.11	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2019).

10.12	First Amendment to Cloud DX Perpetual Software License Agreement dated March 6, 2020 and entered into on March 9, 2020 by and among the registrant, Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2020).

10.13	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.14	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.15	Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between Fitness International, LLC and Novomerica Health Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.16	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.17	First Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between LAF Canada Company and Novo Health Limited, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.18+	Employment Agreement dated August 6, 2020 between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.19+	Option Agreement #32 of Christopher David dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.20+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.21+	Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2021).

10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.23	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.24	Share Exchange Agreement, dated as of May 11, 2021, by and among the registrant, PRO-DIP, LLC, Peter St. Lawrence and George St. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2021).

10.25	Share Exchange Agreement, dated as of May 28, 2021, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited, Acenzia Inc., Ambour Holdings Inc., Avec8 Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.26+	Executive Agreement, dated June 18, 2021, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.27	Amendment No. 1 to Share Exchange Agreement entered into and effective as of September 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.28	Amendment No. 2 to Share Exchange Agreement entered into and effective as of October 7, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2021).

10.29	Amendment No. 3 to Share Exchange Agreement entered into and effective as of October 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2021).

10.30	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Healthnet Assessments Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.31	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and ICC Healthnet Canada Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.32	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.33	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Michael Gaynor Physiotherapy Professional Corporation (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.34	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.35	Share Exchange Agreement, dated as of November 17, 2021, by and among the registrant, Novo Healthnet Limited, Terragenx Inc., TMS Inc., Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.36	Asset Purchase Agreement, dated as of November 17, 2021, by and between the registrant and Terence Mullins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.37	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.38	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Jefferson Street Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.39	Common Stock Purchase Warrant dated November 17, 2021 (Jefferson Street Capital, LLC as holder) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.40	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Platinum Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.41	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Platinum Point Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.42	Common Stock Purchase Warrant dated November 17, 2021 (Platinum Point Capital, LLC as holder) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.43	Amended and Restated Master Facility License Agreement, dated December 15, 2021, by and between LAF Canada Company and Novo Healthnet Limited (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

10.44+	Executive Employment Agreement dated as of April 5, 2022 by and between the registrant and Dr. Joseph Mathew Chalil April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2022).

10.45	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022).

10.46	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022)

10.47	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the Commission on November 15, 2022).

10.48	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the Commission on November 15, 2022).

10.49*	Letter Agreement, dated December 13, 2022, by and among the registrant, Terragenix Inc. and Jefferson Street Capital LLC.

10.50

Share Purchase Agreement, dated as of December 23, 2022, by and among Novo Integrated Sciences, Inc., SwagCheck Inc. and the shareholders of SwagCheck Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2022).

10.51	Promissory Note, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.52	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.53	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.54	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Fruci & Associates II PLLC, Independent Registered Public Accounting Firm.

23.2*	Consent of SRCO Professional Corporation, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: April 3, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer

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

Dated: April 3, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board (principal executive officer)

Dated: April 3, 2023	By:	/s/ James Zsebok
James Zsebok, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: April 3, 2023	By:	/s/ Christopher David
Christopher David, Director

Dated: April 3, 2023	By:	/s/ Michael Pope
Michael Pope, Director

Dated: April 3, 2023	By:	/s/ Alex Flesias
Alex Flesias, Director

Dated: April 3, 2023	By:	/s/ Sarfaraz Ali
Sarfaraz Ali, Director

