Form 10-Q
period 2022-11-30
Novo Integrated Sciences, Inc.
filed 2023-05-24
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

There were 144,857,518 shares of the Registrant’s $0.001 par value common stock outstanding as of May 24, 2023.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2022 (unaudited) and August 31, 2022

	November 30,	August 31,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$878,700	$2,178,687
Accounts receivable, net	960,091	1,017,405
Inventory, net	1,010,115	879,033
Other receivables, current portion	1,053,437	1,085,335
Prepaid expenses and other current assets	554,978	571,335
Total current assets	4,457,321	5,731,795

Property and equipment, net	5,563,829	5,800,648
Intangible assets, net	17,708,310	18,840,619
Right-of-use assets, net	2,423,519	2,673,934
Goodwill	7,595,844	7,825,844
TOTAL ASSETS	37,748,823	$40,872,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,075,124	$1,800,268
Accrued expenses	1,232,519	1,116,125
Accrued interest (including amounts to related parties)	434,521	454,189
Convertible notes payable, net of discount of $2,750,917	6,422,009	9,099,654
Derivative liability	1,390,380	-
Contingent liability	62,855	534,595
Due to related parties	417,718	478,897
Finance lease liability, current portion	8,737	8,890
Operating lease liability, current portion	521,358	582,088
Total current liabilities	12,565,221	14,074,706

Debentures, related parties	918,439	946,250
Government loans and notes payable, net of current portion	157,900	161,460
Finance lease liability, net of current portion	9,466	12,076
Operating lease liability, net of current portion	2,010,041	2,185,329
Deferred tax liability	1,402,966	1,445,448
TOTAL LIABILITIES	17,064,033	18,825,269

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2022 and August 31, 2022, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 39,890,811 and 31,180,603 shares issued and outstanding at November 30, 2022 and August 31, 2022, respectively	39,891	31,181
Additional paid-in capital	69,135,417	66,056,824
Common stock to be issued (4,113,411 and 4,149,633 shares at November 30, 2022 and August 31, 2022)	9,382,441	9,474,807
Other comprehensive income	143,828	560,836
Accumulated deficit	(57,753,902)	(53,818,489)
Total Novo Integrated Sciences, Inc. stockholders’ equity	20,947,675	22,305,159
Noncontrolling interest	(262,885)	(257,588)
Total stockholders’ equity	20,684,790	22,047,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,748,823	$40,872,840

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2022 and 2021 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2022	2021
	(unaudited)	(unaudited)

Revenues	$3,419,280	$3,161,927

Cost of revenues	1,679,747	1,895,461

Gross profit	1,739,533	1,266,466

Operating expenses:
Selling expenses	7,332	168
General and administrative expenses	3,974,161	2,629,957
Total operating expenses	3,981,493	2,630,125

Loss from operations	(2,241,960)	(1,363,659)

Non-operating income (expense)
Interest income	2,281	8,388
Interest expense	(167,243)	(68,730)
Amortization of debt discount	(1,490,513)	(57,840)
Foreign currency transaction losses	(39,301)	(334,554)
Total other income (expense)	(1,694,776)	(452,736)

Loss before income taxes	(3,936,736)	(1,816,395)

Income tax expense	-	-

Net loss	$(3,936,736)	$(1,816,395)

Net loss attributed to noncontrolling interest	(1,323)	(9,808)

Net loss attributed to Novo Integrated Sciences, Inc.	$(3,935,413)	$(1,806,587)

Comprehensive loss:
Net loss	(3,936,736)	(1,816,395)
Foreign currency translation loss	(420,982)	(104,388)
Comprehensive loss:	$(4,357,718)	$(1,920,783)

Weighted average common shares outstanding - basic and diluted	33,855,082	26,924,705

Net loss per common share - basic and diluted	$(0.12)	$(0.07)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2022 and 2021 (unaudited)

			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2022	31,180,603	$31,181	$66,056,824	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Units issued for cash, net of offering costs	4,000,000	4,000	1,791,000	-	-	-	1,795,000	-	1,795,000
Issuance of common stock to be issued	36,222	36	92,330	(92,366)	-	-	-	-	-
Cashless exercise of warrants	4,673,986	4,674	1,134,376	-	-	-	1,139,050	-	1,139,050
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Foreign currency translation loss	-	-	-	-	(417,008)	-	(417,008)	(3,974)	(420,982)
Net loss	-	-	-	-	-	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)
Balance, November 30, 2022	39,890,811	$39,891	$69,135,417	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)
Balance, November 30, 2021	28,645,144	$28,645	$55,092,070	$10,409,457	$887,544	$(22,775,861)	$43,641,855	$26,387	$43,668,242

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2022 and 2021 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2022	2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,936,736)	$(1,816,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586,166	694,282
Fair value of vested stock options	60,887	154,135
Financing costs for debt extension	1,139,050	-
Common stock issued for services	-	64,750
Operating lease expense	209,846	163,879
Amortization of debt discount	1,490,513	57,840
Foreign currency transaction losses	39,301	334,554
Changes in operating assets and liabilities:
Accounts receivable	28,174	(253,079)
Inventory	(157,118)	12,245
Prepaid expenses and other current assets	1,471	(47,335)
Accounts payable	321,961	(55,056)
Accrued expenses	149,945	82,933
Accrued interest	(9,232)	9,481
Operating lease liability	(202,465)	(161,337)
Net cash used in operating activities	(278,237)	(759,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(120,397)
Cash acquired with acquisition	-	29,291
Net cash used in investing activities	-	(91,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(48,480)	(3,127)
Repayments of finance leases	(2,763)	(7,088)
Repayment of convertible notes	(2,777,778)	-
Proceeds from the sale of units, net of offering costs	1,795,000	-
Proceeds from issuance of convertible notes, net	-	1,410,000
Net cash (used in) provided by financing activities	(1,034,021)	1,399,785

Effect of exchange rate changes on cash and cash equivalents	12,271	(41,984)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,299,987)	507,592

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,178,687	8,293,162

CASH AND CASH EQUIVALENTS, END OF PERIOD	$878,700	$8,800,754

CASH PAID FOR:
Interest	$186,911	$64,522
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount recognized on derivative liability	$1,390,380	$-
Common stock to be issued for intangible assets	$-	$188,925
Common stock to be issued for acquisition	$-	$983,925

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2022 and 2021 (unaudited)

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

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of shares of Novo Integrated common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 16,779,741 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

Impact of COVID-19

While all of the Company’s business units are operational at the time of this filing, any future impact of the COVID-19 pandemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. For more information regarding the impact of COVID-19 on the Company, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Impact of COVID-19” of this quarterly report on Form 10-Q.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, that the Company filed on April 3, 2023. The results of operations for the three months ended November 30, 2022 are not necessarily indicative of the results for the fiscal year ending August 31, 2023.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as at November 30, 2022. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of raising funds through a debt financing and a subsequent public offering in the United States. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company, or at all. These conditions, along with the matters noted above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the unaudited condensed consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management. These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

	November 30, 2022	November 30, 2021	August 31, 2022

Period end: CAD to USD exchange rate	$0.7403	$0.7807	$0.7627
Average period: CAD to USD exchange rate	$0.7414	$0.7961	$0.7864

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities it controls including its wholly owned subsidiaries, NHL, Acenzia Inc. (“Acenzia”), Novomerica Health Group, Inc. (“NHG”), Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC (“PRO-DIP”), a 91% controlling interest in Terragenx Inc. (“Terragenx”), a 50.1% controlling interest in 12858461 Canada Corp (“1285 Canada”), an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, Clinical Consultants International, LLC and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive).

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2022 and August 31, 2022, the allowance for uncollectible accounts receivable was $957,375 and $992,329, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of November 30, 2022 and August 31, 2022, the Company’s allowance for slow moving or obsolete inventory was $997,467 and $1,027,670, respectively.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the period/year ended November 30, 2022 and August 31, 2022, the Company wrote off $nil and $299,672 (principal amount of $225,924 and accrued interest of $73,748), respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at November 30, 2022, the Company believes there was no impairment of its intangible assets.

Right-of-use Assets

The Company’s right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statements of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at November 30, 2022, the Company believes there was no additional impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,931,491	$-	$9,488,848
Goodwill acquired with purchase of business	-	-	-	-	602	602
Impairment of goodwill	-	-	-	(1,357,043)	-	(1,357,043)
Foreign currency translation adjustment	(7,247)	(4,751)	(8,405)	(286,141)	(19)	(306,563)
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(5,600)	(3,673)	(6,507)	(214,203)	(17)	(230,000)
Balance, November 30, 2022	$185,078	$121,415	$214,681	$7,074,104	$566	$7,595,844

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, current portion of finance and operating lease liability, and due to related parties, the carrying amounts approximate their fair values due to their short-term maturities.

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, and current liabilities, including accounts payable, short-term notes payable, due to related parties, operating lease liability and finance lease liability, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of November 30, 2022 and August 31, 2022, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs and derivative liability which is carried at fair value using level 3 inputs.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to the fair value of derivatives.

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services the Company has no significant post-delivery obligations.

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

Sales returns and allowances were insignificant for the periods ended November 30, 2022 and 2021. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 18,609,499 and 4,509,530 options/warrants outstanding at November 30, 2022 and 2021, respectively. In addition, at November 30, 2022, there were outstanding convertible notes that could convert into 4,441,359 shares of common stock and there were 4,113,411 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD and the functional currency of the parent company is the United States dollar. Translation losses of $420,982 and $431,605 for the period/year ended November 30, 2022 and August 31, 2022, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments. See Note 16.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At November 30, 2022 and August 31, 2022, the amount due to related parties was $417,718 and $478,897, respectively. At November 30, 2022, $335,710 was non-interest bearing, $21,304 bears interest at 6% per annum, and $60,704 bears interest at 13.75% per annum. At August 31, 2022, $394,405 was non-interest bearing, $21,949 bears interest at 6% per annum, and $62,543 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, net

Accounts receivables, net at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Trade receivables	$1,828,732	$1,829,475
Amounts earned but not billed	88,734	180,259
	1,917,466	2,009,734
Allowance for doubtful accounts	(957,375)	(992,329)
Accounts receivable, net	$960,091	$1,017,405

Note 5 – Inventory

Inventory at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Raw materials	$1,380,358	$1,259,954
Work in process	135,238	139,333
Finished Goods	491,986	507,416
	2,007,582	1,906,703
Allowance for slow moving and obsolete inventory	(997,467)	(1,027,670)
Inventory, net	$1,010,115	$879,033

Note 6 – Other Receivables

Other receivables at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022

Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2024, as amended	74,030	76,272
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due September 1, 2023, as amended	535,327	551,536
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2023, as amended	444,080	457,527
Total other receivables	1,053,437	1,085,335
Current portion	(1,053,437)	(1,085,335)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Land	$444,181	$457,631
Building	3,331,359	3,432,232
Leasehold improvements	842,853	868,375
Clinical equipment	1,870,986	1,927,639
Computer equipment	33,563	34,579
Office equipment	44,552	45,406
Furniture and fixtures	38,356	39,518
	6,605,850	6,805,380
Accumulated depreciation	(1,042,021)	(1,004,732)
Total	$5,563,829	$5,800,648

Depreciation expense for the three months ended November 30, 2022 and 2021 was $60,043 and $74,606, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,503,709	8,059,386
Customer relationships	2,292,655	2,320,154
Brand names	1,931,818	1,990,314
	23,301,503	23,943,175
Accumulated amortization	(5,593,193)	(5,102,556)
Total	$17,708,310	$18,840,619

Amortization expense for the three months ended November 30, 2022 and 2021 was $526,123 and $619,676, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending November 30,
2023	$2,002,793
2024	2,002,793
2025	1,819,531
2026	1,457,184
2027	1,206,276
Thereafter	9,219,733
Total	$17,708,310

Note 9 – Accrued Expenses

Accrued expenses at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Accrued liabilities	$972,344	$884,024
Accrued payroll	224,394	195,214
Unearned revenue	35,781	36,887
	$1,232,519	$1,116,125

Note 10 – Government Loans and Notes Payable

Notes payable at November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,836	91,526
Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 31, 2028	28,744	29,614
Total government loans and notes payable	157,900	161,460
Less current portion	-	-
Long-term portion	$157,900	$161,460

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$59,224, at November 30, 2022), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,612 at November 30, 2022) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending November 30,
2023	$6,242
2024	95,079
2025	6,242
2026	6,242
2027	6,242
Thereafter	37,853
Total	$157,900

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

On November 14, 2022, the $16.66m+ convertible notes were amended to provide the holders with conversion rights consisting of a conversion price to the first $1,000,000 of principal amount of each of the notes by the lower of (i) the conversion price in effect at such time and (ii) 82.0% of the lowest VWAP during the five (5) trading days immediately prior to a conversion date. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. As at November 30, 2022, the Company recorded a derivative liability of $1,390,380 (August 31, 2022 - $nil). The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.58 years;
●	Volatility of 148.20%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 4.55%

The derivative was recorded as a discount on the convertible notes, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the convertible notes.

During the three months ended November 30, 2022, the Company amortized $1,490,513 of the debt discount and as November 30, 2022, the unamortized debt discount was $2,750,917.

During the three month period ended November 30, 2022, the Company made cash payments in the aggregate amount of $2,936,019 for the monthly Amortization Payment, $2,777,778 in principal and $158,241 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes.

During the three months ended November 30, 2022, an aggregate of $nil in principal and an aggregate of $nil in accrued interest were converted into shares of common stock issued to the $16.66m+ convertible note holders.

In connection with the $16.66m+ convertible notes, the Company is subject to certain financial covenants which the Company was not in compliance with as of November 30, 2022. This provided the lender the right to increase the interest rate to 15% per annum and rights to first ranking over all other notes held by the Company. However, subsequent to the year end, (see Note 17) the $16.66m+ convertible notes were settled without any additional charges or penalty due to non-compliance with the $16.66m+ convertible notes financial covenants.

Terragenx

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000 (the “$1.875m convertible notes”) with each note having a face amount of $937,500. The $1.875m convertible notes accrue interest at 1% per annum and were due on May 17, 2022. On June 1, 2022, the Company made an aggregated payment in full of $948,874 to Platinum Point Capital LLC, (the “Platinum Note”) including all principal and interest owed, on one of the two convertible notes payable. As previously disclosed, on June 1, 2022, the Company and Jefferson Street Capital (“Jefferson”) agreed to extend the maturity date of one of the two convertible notes (the “Jefferson Note”), to November 29, 2022 with a principal amount face value of $946,875 and interest rate that shall accrue at a rate equal to 1% per annum.

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

The face amount of the $1.875m convertible notes of $1,875,000 was proportionately allocated to the $1.875m convertible notes and the warrants in the amount of $1,579,176 and $295,824, respectively. The amount allocated to the warrants of $295,824 was recorded as a discount to the $1.875m convertible notes and as additional paid in capital. The $1.875m convertible notes contained an original issue discount totaling $375,000 and the Company also incurred $90,000 in loan fees in connection with these $1.875m convertible notes. The combined total discount is $760,824 and will be amortized over the life of the $1.875m convertible notes. The debt discount was fully amortized during the year ended August 31, 2022.

On December 2, 2022, the Company made a partial payment of $200,000 to Jefferson toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. Effective February 16, 2023, the Jefferson Note has been paid in full.

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

At November 30, 2022 and August 31, 2022, the amount of debentures outstanding was $918,439 and $946,250, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of November 30, 2022 and August 31, 2022:

		November 30,	August 31,
		2022	2022
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,423,519	$2,673,934
Total lease assets		$2,423,519	$2,673,934

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$521,358	$582,088
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	2,010,041	2,185,329
Total lease liability		$2,531,399	$2,767,417

Future minimum operating lease payments are as follows:

Twelve Months Ending November 30,
2023	$715,223
2024	571,627
2025	496,959
2026	512,890
2027	422,053
Thereafter	480,427
Total payments	3,199,179
Amount representing interest	(667,780)
Lease obligation, net	2,531,399
Less lease obligation, current portion	(521,358)
Lease obligation, long-term portion	$2,010,041

During the three months ended November 30, 2022, the Company did not enter into any new lease obligation.

The lease expense for the three months ended November 30, 2022 and 2021 was $209,846 and $216,905, respectively. The cash paid under operating leases for the three months ended November 30, 2022 and 2021 was $202,465 and $207,683, respectively. At November 30, 2022, the weighted average remaining lease terms were 3.95 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at November 30, 2022 and August 31, 2022 is as follows:

	November 30,	August 31,
	2022	2022
Cost	$209,457	$209,457
Accumulated amortization	(206,311)	(192,347)
Net book value	$3,146	$17,110

Future minimum finance lease payments are as follows:

Twelve Months Ending November 30,
2023	$16,301
2024	2,272
Total payments	18,573
Amount representing interest	(370)
Lease obligation, net	18,203
Less lease obligation, current portion	(8,737)
Lease obligation, long-term portion	$9,466

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2022 and August 31, 2022, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At November 30, 2022 and August 31, 2022, there were 39,890,811 and 31,180,603 common shares issued and outstanding, respectively.

During the three months ended November 30, 2022, the Company issued:

●

4,000,000 shares of common stock offered by the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022, for an agreed upon purchase price of $0.50 per unit. The shares were issued on October 18, 2022. The Company sold an aggregate of 4,000,000 units for aggregate gross proceeds of $2,000,000, consisting of 4,000,000 common stock, 4,000,000 warrants with a three-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, and 4,000,000 warrants with a five-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share. The Company paid a cash fee of $140,000 equal to 7.0% of the gross proceeds of the offering as well as reimbursed the agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

The total fair value of the 8,000,000 warrants granted was estimated on the date of the grant to be $1,137,959. The fair value was determined using the Black- Scholes pricing model with the following assumptions: expected volatility of 149.06% to 206.90%; expected dividend yield of 0%; risk-free interest rate of 2.55% to 2.89%; stock price of $0.2956; and expected life of 3 to 5 years.

●	36,222 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 26, 2022.

●	2,916,667 shares of common stock as provided for in an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay, dated November 14, 2022. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock, for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay. The shares were issued on November 15, 2022.

●	1,757,319 shares of common stock as provided for in an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock, for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI. The shares were issued on November 15, 2022.

Common Stock to be Issued

As of November 30, 2022, in connection with the acquisition of Acenzia, Terragenx, 1285 Canada, and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 4,113,411 shares of the Company’s common stock.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorized the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of November 30, 2022, the 2015 Plan had 498,750 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of November 30, 2022, the 2018 Plan had 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan is eligible to be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2023. As of November 30, 2022, the 2021 Plan had 3,754,665 shares available for award.

The following is a summary of stock options activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	2,164,235	2.15	2.53	$140,577
Granted	-
Forfeited	-
Exercised	-
Outstanding, November 30, 2022	2,164,235	2.17	2.23	$-
Exercisable, November 30, 2022	2,070,240	$2.21	2.14	$-

The exercise price for stock options outstanding at November 30, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
227,155	$1.33	133,160	$1.33
992,000	1.60	992,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
10,000	5.00	10,000	5.00
39,480	1.90	39,480	1.90
2,164,235		2,070,240

No options were granted during the three months ended November 30, 2022.

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $60,887 and $154,135 during the three months ended November 30, 2022 and 2021, respectively. At November 30, 2022, the unamortized stock option expense was $60,887, which will be amortized into expense through February 2023.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the three months ended November 30, 2022 and 2021:

	2022	2021

Risk-free interest rate	0.93 to 1.89%	0.93%
Expected life of the options	2.5 years	2.5 years
Expected volatility	281%	282%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	8,445,264	2.42	3.75	$-
Granted	8,000,000	0.10
Forfeited	-
Exercised	(4,673,986)
Outstanding, November 30, 2022	11,771,278	0.81	3.76	$1,483,425
Exercisable, November 30, 2022	11,771,278	$0.81	3.76	$1,483,425

The exercise price for warrants outstanding at November 30, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
1,159,348	$0.00
2,611,930	3.35
8,000,000	0.10
11,771,278

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of November 30, 2022, results of operations, cash flows or liquidity of the Company.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021

Sales
Healthcare services	$2,021,213	$2,179,623
Product manufacturing and development	790,478	982,304
Corporate	607,589	-
	$3,419,280	$3,161,927

Gross profit
Healthcare services	$784,031	$799,642
Product manufacturing and development	347,914	466,824
Corporate	607,588	-
	$1,739,533	$1,266,466

Income (Loss) from operations
Healthcare services	$(151,691)	$(111,105)
Product manufacturing and development	(554,842)	(341,545)
Corporate	(1,535,427)	(911,009)
	$(2,241,960)	$(1,363,659)

Depreciation and amortization
Healthcare services	$28,968	$74,606
Product manufacturing and development	309,042	252,076
Corporate	248,156	367,600
	$586,166	$694,282

Capital expenditures
Healthcare services	$-	$104,842
Product manufacturing and development	-	15,555
Corporate	-	-
	$-	$120,397

Interest expenses
Healthcare services	$36,303	$20,127
Product manufacturing and development	2,464	48,603
Corporate	128,476	-
	$167,243	$68,730

Net loss
Healthcare services	$(185,713)	$(128,807)
Product manufacturing and development	(578,576)	(782,542)
Corporate	(3,172,447)	(905,046)
	$(3,936,736)	$(1,816,395)

	As of	As of
	November 30,	August 31,
	2022	2022
Total assets
Healthcare services	$5,662,841	$5,917,403
Product sales	18,483,229	19,595,269
Corporate	13,602,753	15,360,168
	$37,748,823	$40,872,840
Accounts receivable
Healthcare services	$637,434	$585,492
Product sales	322,657	419,417
Corporate	-	12,496
	$960,091	$1,017,405
Intangible assets
Healthcare services	$146,169	$159,453
Product sales	4,443,751	5,283,333
Corporate	13,118,390	13,397,832
	$17,708,310	$18,840,619
Goodwill
Healthcare services	$521,740	$537,537
Product sales	7,074,104	7,288,307
Corporate	-	-
	$7,595,844	$7,825,844

Note 17 – Subsequent Events

Share Issuances in Connection with Warrant Exercises

Subsequent to the period ended November 30, 2022, the Company issued an aggregate of 3,910,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the period ended November 30, 2022, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of May [*], 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the period ended November 30, 2022, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021.

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

As of May 24, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, and (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0. See “—Share Issuances in Connection with Note Conversions.”

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $946,875 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $200,000 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it was not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with respect to the 2022 10-K and the Form 10-Q. If Nasdaq accepted the Company’s plan, then Nasdaq could grant an exception of up to 180 calendar days from the due date of the 2022 10-K to regain compliance. On February 17, 2023 and March 22, 2023, based on Nasdaq’s further review, Nasdaq granted an exception to enable the Company to regain compliance with the Nasdaq’s continued listing rules. The terms of the exception are as follows: on or before May 29, 2023, the Company must file the 2022 10-K, the Form 10-Q, and any other filings required by Nasdaq Listing Rule 5250(c)(1). The Company filed the 2022 10-K on April 3, 2023.

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

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086. On April 24, 2023, the company made a monthly interest-only payment to Mast Hill in the amount of $5,840.

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

On April 21, 2023, the company made a monthly interest-only payment to FirstFire in the amount of $5,730.

RC Consulting Group SPA & Unsecured $70 Million Note

On April 26, 2023, the Company entered into a securities purchase agreement (the “RC SPA”), dated as of April 26, 2023, with RC Consulting Group LLC in favor of SCP Tourbillion Monaco or registered assigns (the “RC Noteholder”), pursuant to which the Company issued an unsecured 15-year promissory note to the RC Noteholder (the “RC Note”) with a maturity date of April 26, 2038, in the principal sum of $70,000,000, which amount represents the $57,000,000 purchase price plus a yield (non-compounding) of 1.52% (zero coupon) per annum from April 26, 2023 until the same becomes due and payable as provided in the RC Note. The RC Note may be prepaid as set forth in the RC Note and ranks pari passu with all unsecured indebtedness of the Company.

Pursuant to the terms of the RC Note, at the RC Noteholder’s option, the sale, conveyance or disposition of all or substantially all of the Company’s assets, or the consolidation, merger or other business combination of the Company with or into any other person(s) when the Company is not the survivor will either: (i) be deemed to be an Event of Default (as defined in the RC Note) pursuant to which the Company will be required to pay to the RC Noteholder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as hereinafter defined), or (ii) be treated pursuant to Section 1.6(b) of the RC Note.

The RC Note contains customary covenants for a transaction of this type. Among other things, so long as the RC Note is outstanding, the Company will not enter into any transaction or arrangement structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (a “3(a)(10) Transaction”). In the event that the Company does enter into, or makes any issuance of common stock related to a 3(a)(10) Transaction while the RC Note is outstanding, a liquidated damages charge of 25% of the outstanding principal balance of the RC Note, but not less than $1,000,000, will be assessed and will become immediately due and payable to the RC Noteholder at its election in the form of a cash payment or added to the balance of the RC Note (under the RC Noteholder’s and the Company’s expectation that this amount will tack back to the date of issuance of the RC Note).

The RC Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the RC SPA or the RC Note.

Upon the occurrence of any Event of Default (as defined in the RC Note), the RC Note will become immediately due and payable, and the Company will pay to the RC Noteholder, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125% (collectively, the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice.

The RC SPA contains customary covenants, representations and warranties for a transaction of this type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended November 30, 2022, revenues from healthcare services and product sales were 59% and 23%, respectively, of the Company’s total revenues for the quarter. We expect the percentage of revenues generated from the product sales segment to continue as a greater percentage compared to the revenue generated from healthcare services over the coming quarters.

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

Share Issuances in Connection with Warrant Exercises

Subsequent to the three month period ended November 30, 2022, the Company issued an aggregate of 4,510,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the three month period ended November 30, 2022, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of March 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the three month period ended November 30, 2022, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021.

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

As of May 18, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, and (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0. See “—Share Issuances in Connection with Note Conversions.”

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $946,875 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $200,000 toward principal and interest owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been paid in full.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it was not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with respect to the 2022 10-K and the Form 10-Q. If Nasdaq accepted the Company’s plan, then Nasdaq could grant an exception of up to 180 calendar days from the due date of the 2022 10-K to regain compliance. On February 17, 2023 and March 22, 2023, based on Nasdaq’s further review, Nasdaq granted an exception to enable the Company to regain compliance with Nasdaq’s continued listing rules. The terms of the exception are as follows: on or before May 29, 2023, the Company must file the 2022 10-K, the Form 10-Q, and any other filings required by Nasdaq Listing Rule 5250(c)(1). The Company filed the 2022 10-K on April 3, 2023.

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

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086. On April 24, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,840.

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

On April 21, 2023, the Company made a monthly interest-only payment to FirstFire in the amount of $5,730.

RC Consulting Group SPA & Unsecured $70 Million Note

On April 26, 2023, the Company entered into a securities purchase agreement (the “RC SPA”), dated as of April 26, 2023, with RC Consulting Group LLC in favor of SCP Tourbillion Monaco or registered assigns (the “RC Noteholder”), pursuant to which the Company issued an unsecured 15-year promissory note to the RC Noteholder (the “RC Note”) with a maturity date of April 26, 2038, in the principal sum of $70,000,000, which amount represents the $57,000,000 purchase price plus a yield (non-compounding) of 1.52% (zero coupon) per annum from April 26, 2023 until the same becomes due and payable as provided in the RC Note. The RC Note may be prepaid as set forth in the RC Note and ranks pari passu with all unsecured indebtedness of the Company.

Pursuant to the terms of the RC Note, at the RC Noteholder’s option, the sale, conveyance or disposition of all or substantially all of the Company’s assets, or the consolidation, merger or other business combination of the Company with or into any other person(s) when the Company is not the survivor will either: (i) be deemed to be an Event of Default (as defined in the RC Note) pursuant to which the Company will be required to pay to the RC Noteholder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as hereinafter defined), or (ii) be treated pursuant to Section 1.6(b) of the RC Note.

The RC Note contains customary covenants for a transaction of this type. Among other things, so long as the RC Note is outstanding, the Company will not enter into any transaction or arrangement structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (a “3(a)(10) Transaction”). In the event that the Company does enter into, or makes any issuance of common stock related to a 3(a)(10) Transaction while the RC Note is outstanding, a liquidated damages charge of 25% of the outstanding principal balance of the RC Note, but not less than $1,000,000, will be assessed and will become immediately due and payable to the RC Noteholder at its election in the form of a cash payment or added to the balance of the RC Note (under the RC Noteholder’s and the Company’s expectation that this amount will tack back to the date of issuance of the RC Note).

The RC Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the RC SPA or the RC Note.

Upon the occurrence of any Event of Default (as defined in the RC Note), the RC Note will become immediately due and payable, and the Company will pay to the RC Noteholder, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125% (collectively, the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice.

The RC SPA contains customary covenants, representations and warranties for a transaction of this type.

For the three months ended November 30, 2022 compared to the three months ended November 30, 2021

Revenues for the three months ended November 30, 2022 were $3,419,280, representing an increase of $257,353, or 8.1%, from $3,161,927 for the same period in 2021. The increase in revenue is principally due to an increase in outsourced product sales which resulted in an increase in revenue of $607,589. Acenzia’s and Terragenx’s revenue for the three months ended November 30, 2022 was $777,229 and $9,157 , respectively. Revenue from our healthcare services decreased by 7.3% when comparing the revenue for the three months ended November 30, 2022 to the same period in 2021 primarily due to a COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

Cost of revenues for the three months ended November 30, 2022 were $1,679,747, representing a decrease of $215,714 or 11.4%, from $1,895,461 for the same period in 2021. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 61.2% and 56.0%, respectively, for the three months ended November 30, 2022. The cost of revenue for our healthcare segment was 63.3% for same period in 2021. The decrease in cost of revenues as a percentage of revenue for our healthcare segment is principally due to the decrease in related revenues.

Operating costs for the three months ended November 30, 2022 were $3,981,493, representing an increase of $1,351,368, or 51.4%, from $2,630,125 for the same period in 2021. The increase in operating costs is principally due to the increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $902,756 for the three months ended November 30, 2022. In subsequent quarters, this increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. Also, an increase in legal and professional fees contributed to the increase in operating expenses.

Interest expense for the three months ended November 30, 2022 was $167,243, representing an increase of $98,513, or 143.3%, from $68,730 for the same period in 2021. The increase is due to issued and unpaid convertible notes as of November 30, 2022.

Amortization of debt discount for the three months ended November 30, 2022 was $1,490,513, representing an increase of $1,432,673 from $57,840 for the same period in 2021. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction losses for the three months ended November 30, 2022 was $39,301 compared to $334,554 for the same period in 2021. Prior period balance related to the outstanding debt payable in US Dollars.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended November 30, 2022 was $3,935,413, representing an increase of $2,128,826, or 117.8%, from $1,806,587 for the same period in 2021. The increase in net loss is principally due to (i) an increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $902,756 for the three months ended November 30, 2022, (ii) an increase in interest expense, and (iii) an increase in amortization of debt discounts.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended November 30, 2022, the Company had a net loss of $3,936,736.

During the three months ended November 30, 2022, the Company used cash in operating activities of $278,237 compared to $759,103 of cash used in operating activities for the same period in 2021. The principal reason for the decrease in cash used in operating activities is the changes in noncash expenses and changes in operating asset and liability accounts.

During the three months ended November 30, 2022, the Company used cash from investing activities of $nil compared to cash used from investing activities of $91,106 for the same period in 2021. The principal reason for the change is due to the no property and equipment purchases in the three months ended November 30, 2022 compared to the same period in 2021.

During the three months ended November 30, 2022, the Company used cash in financing activities of $1,034,021 compared to $1,399,785 of cash provided by financing activities for the same period in 2021. The principal reason for the decrease in cash provided by financing activities was the repayment of related party payables of $48,480, repayment of finance leases of $2,763, and repayment of convertible notes of $2,777,778, offset by proceeds received from the sale of units, net of issuance costs of $1,795,000. In 2021, the Company received $1,410,000 from the issuance of convertible notes.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of November 30, 2022, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended November 30, 2022. Accordingly, the Company has decided to delay commencing the projects until the 2023 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal cannabidiol (CBD) applications.

For the three month period ended November 30, 2022, the Company’s total revenue from all clinic and eldercare related contracted services was $2,021,213, representing a 7.3% decrease of $158,410 compared to $2,179,623 during the same period in 2021. This decrease is primarily due to a 2022 COVID-19 surge in Ontario province Canada and COVID-19 staffing related shortages limiting clinic and eldercare patient-practitioner direct personal interaction.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, allowance for slow moving and obsolete inventory, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $170,396, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $113,597.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $502,022, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $334,681.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at November 30, 2022, the Company believes there was no additional impairment of its goodwill.

Accounts Receivable

Accounts Receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. The Company has not changed its methodology for estimating allowance for doubtful accounts and historically the change in estimate has not been significant to the Company’s condensed consolidated financial statements. If there is a deterioration of the Company’s customers’ ability to pay or if future write-offs of receivables differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

New Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2022. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2022, the Company issued 36,222 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

On November 15, 2022, the Company issued 4,673,986 shares of common stock pursuant to exchange for shares of common stock underlying certain warrants.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

1.1	Placement Agency Agreement, dated October 13, 2022, by and between the registrant and Maxim Group LLC, as exclusive placement agent thereunder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.1	Form of Three Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.2	Form of Five Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.3	Warrant Agency Agreement, dated October 18, 2022, by and between the registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.4	Common Stock Purchase Warrant, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

4.5	Common Stock Purchase Warrant, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.1	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022).

10.2	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022).

10.3	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2022).

10.4	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2022).

10.5	Share Purchase Agreement, dated as of December 23, 2022, by and among Novo Integrated Sciences, Inc., SwagCheck Inc. and the shareholders of SwagCheck Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2022).

10.6	Amendment No. 1 to Share Purchase Agreement, dated as of December 30, 2022, by and among Novo Integrated Sciences, Inc., SwagCheck Inc. and the shareholders of SwagCheck Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2023).

10.7	Promissory Note, dated as of February 23, 2023, by and between the Company and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.8	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.9	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.10	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.11	Letter Agreement, dated December 13, 2022, by and among the Company, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: May 24, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: May 24, 2023	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

