Form 10-Q
period 2023-02-28
Novo Integrated Sciences, Inc.
filed 2023-05-26
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

There were 144,857,518 shares of the Registrant’s $0.001 par value common stock outstanding as of May 26, 2023.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2023 (unaudited) and August 31, 2022

	February 28,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$609,738	$2,178,687
Accounts receivable, net	923,556	1,017,405
Inventory, net	925,107	879,033
Other receivables	1,045,619	1,085,335
Prepaid expenses and other current assets	546,604	571,335
Total current assets	4,050,624	5,731,795

Property and equipment, net	5,449,163	5,800,648
Intangible assets, net	17,199,620	18,840,619
Right-of-use assets, net	2,250,442	2,673,934
Goodwill	7,539,469	7,825,844
TOTAL ASSETS	$36,489,318	$40,872,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,040,073	$1,800,268
Accrued expenses	1,222,832	1,116,125
Accrued interest (including amounts to related parties)	469,308	454,189
Government loans and notes payable, current portion	92,050	-
Convertible notes payable, net of discount of $307,623	421,489	9,099,654
Contingent liability	62,388	534,595
Due to related parties	468,749	478,897
Debentures, related parties, current portion	911,623	-
Finance lease liability, current portion	15,938	8,890
Operating lease liability, current portion	473,628	582,088
Total current liabilities	6,178,078	14,074,706

Debentures, related parties, net of current portion	-	946,250
Government loans and notes payable, net of current portion	64,977	161,460
Finance lease liability, net of current portion	-	12,076
Operating lease liability, net of current portion	1,890,624	2,185,329
Deferred tax liability	1,392,553	1,445,448
TOTAL LIABILITIES	9,526,232	18,825,269

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 28, 2023 and August 31, 2022, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 139,626,576 and 31,180,603 shares issued and outstanding at February 28, 2023 and August 31, 2022, respectively	139,626	31,181
Additional paid-in capital	88,320,971	66,056,824
Common stock to be issued (911,392 and 4,149,633 shares at February 28, 2023 and August 31, 2022)	1,217,293	9,474,807
Other comprehensive (loss) income	(51,993)	560,836
Accumulated deficit	(62,375,257)	(53,818,489)
Total Novo Integrated Sciences, Inc. stockholders’ equity	27,250,640	22,305,159
Noncontrolling interest	(287,554)	(257,588)
Total stockholders’ equity	26,963,086	22,047,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,489,318	$40,872,840

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 28, 2023 and 2022 (unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$2,556,509	$2,869,223	$5,975,789	$6,031,150

Cost of revenues	1,585,606	1,652,869	3,265,353	3,548,330

Gross profit	970,903	1,216,354	2,710,436	2,482,820

Operating expenses:
Selling expenses	707	26,370	8,039	26,538
General and administrative expenses	2,757,006	3,310,660	6,731,167	5,940,617
Total operating expenses	2,757,713	3,337,030	6,739,206	5,967,155

Loss from operations	(1,786,810)	(2,120,676)	(4,028,770)	(3,484,335)

Non-operating income (expense)
Interest income	2,243	8,490	4,524	16,878
Interest expense	(123,866)	(1,226,182)	(291,109)	(1,294,912)
Amortization of debt discount	(2,740,349)	(1,463,022)	(4,230,862)	(1,520,862)
Foreign currency transaction gain (loss)	3,620	(66,814)	(35,681)	(401,368)
Total other income (expense)	(2,858,352)	(2,747,528)	(4,553,128)	(3,200,264)

Loss before income taxes	(4,645,162)	(4,868,204)	(8,581,898)	(6,684,599)

Income tax expense	-	-	-	-

Net loss	$(4,645,162)	$(4,868,204)	$(8,581,898)	$(6,684,599)

Net loss attributed to noncontrolling interest	(23,807)	(63,037)	(25,130)	(72,845)

Net loss attributed to Novo Integrated Sciences, Inc.	(4,621,355)	$(4,805,167)	(8,556,768)	$(6,611,754)

Comprehensive loss:
Net loss	(4,645,162)	(4,868,204)	(8,581,898)	(6,684,599)
Foreign currency translation (loss) gain	(196,683)	115,093	(617,665)	10,705
Comprehensive loss:	$(4,841,845)	$(4,753,111)	$(9,199,563)	$(6,673,894)

Weighted average common shares outstanding - basic and diluted	79,334,919	28,740,700	56,469,365	27,827,686

Net loss per common share - basic and diluted	$(0.06)	$(0.17)	$(0.15)	$(0.24)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended February 28, 2023 and 2022 (unaudited)

			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2022	31,180,603	$31,181	$66,056,824	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Units issued for cash, net of offering costs	4,000,000	4,000	1,791,000	-	-	-	1,795,000	-	1,795,000
Issuance of common stock to be issued	36,222	36	92,330	(92,366)	-	-	-	-	-
Cashless exercise of warrants	4,673,986	4,674	1,134,376	-	-	-	1,139,050	-	1,139,050
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Foreign currency translation loss	-	-	-	-	(417,008)	-	(417,008)	(3,974)	(420,982)
Net loss	-	-	-	-	-	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)
Balance, November 30, 2022	39,890,811	$39,891	$69,135,417	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

Share issuance for convertible debt settlement	93,109,398	93,110	8,992,941	-	-	-	9,086,051	-	9,086,051
Cashless exercise of warrants	1,159,348	1,159	281,374	-	-	-	282,533	-	282,533
Exercise of warrants for cash	1,310,000	1,310	129,690	-	-	-	131,000	-	131,000
Issuance of common stock to be issued	3,202,019	3,201	8,161,947	(8,165,148)	-	-	-	-	-
Shares issued with convertible notes	955,000	955	82,008	-	-	-	82,963	-	82,963
Value of warrants issued with convertible notes	-	-	86,327	-	-	-	86,327	-	86,327
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Extinguishment of derivative liability due to conversion	-	-	1,390,380	-	-	-	1,390,380	-	1,390,380
Foreign currency translation loss	-	-	-	-	(195,821)	-	(195,821)	(862)	(196,683)
Net loss	-	-	-	-	-	(4,621,355)	(4,621,355)	(23,807)	(4,645,162)
Balance, February 28, 2023	139,626,576	$139,626	$88,320,971	$1,217,293	$(51,993)	$(62,375,257)	$27,250,640	$(287,554)	$26,963,086

Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155
Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)

Balance, November 30, 2021	28,645,144	$28,645	$55,092,070	$10,409,457	$887,544	$(22,775,861)	$43,641,855	$26,387	$43,668,242
Common stock for services	240,000	240	297,760	-	-	-	298,000	-	298,000
Value of warrants issued with convertible notes	-	-	5,257,466	-	-	-	5,257,466	-	5,257,466
Fair value of stock options	-	-	44,427	-	-	-	44,427	-	44,427
Foreign currency translation gain	-	-	-	-	114,738	-	114,738	355	115,093
Net loss	-	-	-	-	-	(4,805,167)	(4,805,167)	(63,037)	(4,868,204)

Balance, February 28, 2022	28,885,144	$28,885	$60,691,723	$10,409,457	$1,002,282	$(27,581,028)	$44,551,319	$(36,295)	$44,515,024

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2023 and 2022 (unaudited)

	Six Months Ended
	February 28,	February 28,
	2023	2022
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,581,898)	$(6,684,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,138,797	1,467,837
Fair value of vested stock options	121,774	198,562
Common stock issued for services	-	362,750
Financing costs for debt extension	1,421,583	-
Operating lease expense	419,256	289,626
Amortization of debt discount	4,230,862	1,520,862
Foreign currency transaction losses	35,681	401,368
Changes in operating assets and liabilities:
Accounts receivable	57,936	213,125
Inventory	(78,898)	46,135
Prepaid expenses and other current assets	6,143	(285,444)
Accounts payable	299,881	(422,847)
Accrued expenses	148,918	(111,479)
Accrued interest	28,226	277,075
Operating lease liability	(405,082)	(282,703)
Net cash used in operating activities	(1,156,821)	(3,009,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(192,536)
Cash acquired with acquisition	-	29,291
Net cash used in investing activities	-	(163,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) related parties	6,138	(4,350)
Repayments of finance leases	(4,299)	(10,934)
Repayments of notes payable	-	(4,415,000)
Proceeds from the sale of common stock, net of offering costs	1,795,000	-
Proceeds from exercise of warrants	131,000	-
Repayment of convertible notes	(2,977,778)	-
Proceeds from issuance of convertible notes, net	445,235	15,270,000
Net cash (used in) provided by financing activities	(604,704)	10,839,716

Effect of exchange rate changes on cash and cash equivalents	192,576	(15,904)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,568,949)	7,650,835

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,178,687	8,293,162

CASH AND CASH EQUIVALENTS, END OF PERIOD	$609,738	$15,943,997

CASH PAID FOR:
Interest	$275,990	$1,294,912
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt settlement	$9,086,051	$-
Common stock to be issued for intangible assets	$-	$188,925
Common stock to be issued for acquisition	$-	$983,925
Debt discount recognized on derivative liability	$1,390,380	$-
Debt discount recognized on convertible note	$297,055	$-
Extinguishment of derivative liability due to conversion	$1,390,380	$-
Common stock issued with convertible notes	$82,963	$-
Warrants issued with convertible notes	$86,327	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2023 and 2022 (unaudited)

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, that the Company filed on April 3, 2023. The results of operations for the six months ended February 28, 2023 are not necessarily indicative of the results for the fiscal year ending August 31, 2023.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations and has an accumulated deficit as at February 28, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

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

	February 28, 2023	February 28, 2022	August 31, 2022

Period end: CAD to USD exchange rate	$0.7348	$0.7897	$0.7627
Average period: CAD to USD exchange rate	$0.7414	$0.7911	$0.7864

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of February 28, 2023 and August 31, 2022, the allowance for uncollectible accounts receivable was $936,759 and $992,329, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of February 28, 2023 and August 31, 2022, the Company’s allowance for slow moving or obsolete inventory was $990,064 and $1,027,670, respectively.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the period/year ended February 28, 2023 and August 31, 2022, the Company wrote off $nil and $299,672 (principal amount of $225,924 and accrued interest of $73,748), respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 28, 2023, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at February 28, 2023, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at February 28, 2023, the Company believes there was no additional impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,931,491	$-	$9,488,848
Goodwill acquired with purchase of business	-	-	-	-	602	602
Impairment of goodwill	-	-	-	(1,357,043)	-	(1,357,043)
Foreign currency translation adjustment	(7,247)	(4,751)	(8,405)	(286,141)	(19)	(306,563)
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(6,976)	(4,579)	(8,094)	(266,705)	(21)	(286,375)
Balance, February 28, 2023	$183,702	$120,509	$213,094	$7,021,602	$562	$7,539,469

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, current portion of finance and operating lease liability, current portion of government loans and notes payable, debentures, convertible notes payable, and due to related parties, the carrying amounts approximate their fair values due to their short-term maturities.

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, and current liabilities, including accounts payable, accrued expenses, current portion of government loans and notes payable, due to related parties, debentures, operating lease liability and finance lease liability, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of February 28, 2023 and August 31, 2022, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Sales returns and allowances were insignificant for the periods ended February 28, 2023 and 2022. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations reflect the effects of the 1-for-10 reverse stock split that took place on February 1, 2021. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 12,466,165 and 10,624,849 options/warrants outstanding at February 28, 2023 and 2022, respectively. In addition, at February 28, 2023, there were outstanding convertible notes that could convert into 4,835,396 shares of common stock and there were 911,392 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD and the functional currency of the parent company is the United States dollar. Translation losses of $617,665 and $431,605 for the period/year ended February 28, 2023 and August 31, 2022, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At February 28, 2023 and August 31, 2022, the amount due to related parties was $468,749 and $478,897, respectively. At February 28, 2023, $387,350 was non-interest bearing, $21,146 bears interest at 6% per annum, and $60,253 bears interest at 13.75% per annum. At August 31, 2022, $394,405 was non-interest bearing, $21,949 bears interest at 6% per annum, and $62,543 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, net

Accounts receivables, net at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Trade receivables	$1,807,663	$1,829,475
Amounts earned but not billed	52,652	180,259
	1,860,315	2,009,734
Allowance for doubtful accounts	(936,759)	(992,329)
Accounts receivable, net	$923,556	$1,017,405

Note 5 – Inventory

Inventory at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Raw materials	$695,520	$1,259,954
Work in process	134,234	139,333
Finished Goods	1,085,417	507,416
	1,915,171	1,906,703
Allowance for slow moving and obsolete inventory	(990,064)	(1,027,670)
Inventory, net	$925,107	$879,033

Note 6 – Other Receivables

Other receivables at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022

Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2024, as amended	73,481	76,272
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due September 1, 2023, as amended	531,354	551,536
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2023, as amended	440,784	457,527
Total other receivables	1,045,619	1,085,335
Current portion	(1,045,619)	(1,085,335)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Land	$440,884	$457,631
Building	3,306,634	3,432,232
Leasehold improvements	836,597	868,375
Clinical equipment	1,857,101	1,927,639
Computer equipment	33,315	34,579
Office equipment	44,343	45,406
Furniture and fixtures	38,071	39,518
	6,556,945	6,805,380
Accumulated depreciation	(1,107,782)	(1,004,732)
Total	$5,449,163	$5,800,648

Depreciation expense for the six months ended February 28, 2023 and 2022 was $134,123 and $156,067, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,482,670	8,059,386
Customer relationships	2,285,915	2,320,154
Brand names	1,917,481	1,990,314
	23,259,387	23,943,175
Accumulated amortization	(6,059,767)	(5,102,556)
Total	$17,199,620	$18,840,619

Amortization expense for the six months ended February 28, 2023 and 2022 was $1,004,674 and $1,311,770, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending February 28,
2024	$2,001,908
2025	2,001,908
2026	1,694,877
2027	1,420,217
2028	1,108,057
Thereafter	8,972,653
Total	$17,199,620

Note 9 – Accrued Expenses

Accrued expenses at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Accrued liabilities	$969,707	$884,024
Accrued payroll	217,683	195,214
Unearned revenue	35,442	36,887
	$1,222,832	$1,116,125

Note 10 – Government Loans and Notes Payable

Notes payable at February 28, 2023 and August 31, 2022 consisted of the following:

	February 28,	August 31,
	2023	2022
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,177	91,526
Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 31, 2028	28,530	29,614
Total government loans and notes payable	157,027	161,460
Less current portion	(92,050)	-
Long-term portion	$64,977	$161,460

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$58,785, at February 28, 2023), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,392 at February 28, 2023) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending February 28,
2024	$92,050
2025	4,768
2026	4,768
2027	4,768
2028	4,768
Thereafter	45,905
Total	$157,027

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

On November 14, 2022, the $16.66m+ convertible notes were amended to provide the holders with conversion rights consisting of a conversion price to the first $1,000,000 of principal amount of each of the notes by the lower of (i) the conversion price in effect at such time and (ii) 82.0% of the lowest VWAP during the five (5) trading days immediately prior to a conversion date. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. On the same day, the Company recorded a derivative liability of $1,390,380. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.58 years;
●	Volatility of 148.20%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 4.55%

The derivative was recorded as a discount on the convertible notes, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the convertible notes.

During the six months ended February 28, 2023, an aggregate of $8,296,666 in principal and an aggregate of $32,281 in accrued interest were converted into 84,202,301 shares of common stock issued to the $16.66m+ convertible note holders. As a result of the first $1,000,000 principal conversion, the derivative liability of $1,390,380 was extinguished and recognized to additional paid-in capital. As of February 28, 2023, the derivative liability balance was $nil (August 30, 2022 - $nil).

During the six months ended February 28, 2023, the Company amortized $4,226,793 of the debt discount and as of February 28, 2023, the unamortized debt discount was $14,637.

During the six month period ended February 28, 2023, the Company made cash payments  in the aggregate amount of $2,944,352 for the monthly Amortization Payment, $2,777,778 in principal and $166,574 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of February 28, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders is $156,111.

In connection with the $16.66m+ convertible notes, the Company is subject to certain financial covenants which the Company was not in compliance with as of February 28, 2023. This provided the lender the right to increase the interest rate to 15% per annum and rights to first ranking over all other notes held by the Company. However, subsequent to the year end, (see Note 17) the $16.66m+ convertible notes were settled without any additional charges or penalty due to non-compliance with the $16.66m+ convertible notes financial covenants.

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

On December 2, 2022, the Company made a partial cash payment of $200,000 to Jefferson towards the principal owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022.

During the six months ended February 28, 2023, an aggregate of $746,875 in principal and an aggregate of $10,208, in accrued interest were converted into 8,907,097 shares of common stock issued to Jefferson. Effective February 16, 2023, the Jefferson Note has been settled.

Novo Integrated - Mast Hill

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

The Mast Hill Warrant is exercisable for five years from February 23, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the Mast Hill Warrant. The Mast Hill Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions. The estimated value of the warrants of $86,327 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years;
●	Volatility of 252%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 4.09%

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

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $403,710, $82,963, and $86,327, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $70,465 in loan fees in connection with the convertible note. The combined total discount is $297,055 and will be amortized over the life of the convertible note. During the six months ended February 28, 2023, the Company amortized $4,069 of the debt discount and as February 28, 2023, the unamortized debt discount was $292,986.

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

At February 28, 2023 and August 31, 2022, the amount of debentures outstanding was $911,623 and $946,250, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of February 28, 2023 and August 31, 2022:

		February 28,	August 31,
		2023	2022
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,250,442	$2,673,934
Total lease assets		$2,250,442	$2,673,934

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$473,628	$582,088
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,890,624	2,185,329
Total lease liability		$2,364,252	$2,767,417

Future minimum operating lease payments are as follows:

Twelve Months Ending February 28,
2024	$655,578
2025	545,682
2026	493,993
2027	509,226
2028	352,549
Thereafter	417,595
Total payments	2,974,623
Amount representing interest	(610,371)
Lease obligation, net	2,364,252
Less lease obligation, current portion	(473,628)
Lease obligation, long-term portion	$1,890,624

During the six months ended February 28, 2023, the Company did not enter into any new lease obligation.

The lease expense for the six months ended February 28, 2023 and 2022 was $419,256 and $392,160, respectively. The cash paid under operating leases for the six months ended February 28, 2023 and 2022 was $405,082 and $381,533, respectively. At February 28, 2023, the weighted average remaining lease terms were 3.29 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at February 28, 2023 and August 31, 2022 is as follows:

	February 28,	August 31,
	2023	2022
Cost	$209,457	$209,457
Accumulated amortization	(209,457)	(192,347)
Net book value	$-	$17,110

Future minimum finance lease payments are as follows:

Twelve Months Ending February 28,
2024	$16,178
Total payments	16,178
Amount representing interest	(240)
Lease obligation, net	15,938
Less lease obligation, current portion	(15,938)
Lease obligation, long-term portion	$-

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 28, 2023 and August 31, 2022, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. On February 1, 2021, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. At February 28, 2023 and August 31, 2022, there were 139,626,576 and 31,180,603 common shares issued and outstanding, respectively.

During the six months ended February 28, 2023, the Company issued common stock as follows:

●

4,000,000 shares of common stock were issued as offered by the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022, for an agreed upon purchase price of $0.50 per unit. The shares were issued on October 18, 2022. The Company sold an aggregate of 4,000,000 units for aggregate gross proceeds of $2,000,000, consisting of 4,000,000 common stock, 4,000,000 warrants with a three-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, and 4,000,000 warrants with a five-year term to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share. The Company paid a cash fee of $140,000 equal to 7.0% of the gross proceeds of the offering as well as reimbursed the agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

The total fair value of the 8,000,000 warrants granted was estimated on the date of the grant to be $1,137,959. The fair value was determined using the Black- Scholes pricing model with the following assumptions: expected volatility of 149.06% to 206.90%; expected dividend yield of 0%; risk-free interest rate of 2.55% to 2.89%; stock price of $0.2956; and expected life of 3 to 5 years.

●	36,222 restricted shares of common stock were issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 26, 2022.

●	2,916,667 shares of common stock were issued as provided for in an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay, dated November 14, 2022. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay. The shares were issued on November 15, 2022.

●	1,757,319 shares of common stock were issued as provided for in an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI. The shares were issued on November 15, 2022.

●	39,165,890 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $3,825,307 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	45,036,411 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $4,503,640 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	8,907,097 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $757,103 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	650,000 shares of common stock were issued on January 5, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $65,000.

●	1,159,348 shares of common stock were issued on January 5, 2023 as provided for in the CVI Exchange Offer and Amendment. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI.

●	330,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	330,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	3,202,019 restricted shares of common stock were issued for NHL Exchangeable Shares as provided for in the Share Exchange Agreement, which closed on June 24, 2021, in which the Company acquired Acenzia. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on January 25, 2023.

●	955,000 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated February 23, 2023, with Mast Hill Fund, L.P. The shares were issued on February 24, 2023.

Common Stock to be Issued

As of February 28, 2023, in connection with the acquisition of Terragenx, 1285 Canada, and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 911,392 shares of the Company’s common stock.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorized the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of February 28, 2023, the 2015 Plan had 498,750 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of February 28, 2023, the 2018 Plan had 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan is eligible to be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2023. As of February 28, 2023, the 2021 Plan had 3,754,665 shares available for award.

The following is a summary of stock options activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	2,164,235	2.15	2.53	$140,577
Granted	-
Forfeited	-
Exercised	-
Outstanding, February 28, 2023	2,164,235	2.17	1.98	$-
Exercisable, February 28, 2023	2,164,235	$2.17	1.98	$-

The exercise price for stock options outstanding at February 28, 2023:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
227,155	$1.33	227,155	$1.33
992,000	1.60	992,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
10,000	5.00	10,000	5.00
39,480	1.90	39,480	1.90
2,164,235		2,164,235

No options were granted during the six months ended February 28, 2023.

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $121,774 and $154,135 during the six months ended February 28, 2023 and 2022, respectively. At February 28, 2023, the unamortized stock option expense was $nil.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the six months ended February 28, 2023 and 2022:

	2023	2022

Risk-free interest rate	0.93 to 1.89%	0.93 to 1.89%
Expected life of the options	2.5 years	2.5 years
Expected volatility	281%	281%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	8,445,264	2.42	3.75	$-
Granted	9,000,000	0.12
Forfeited	-
Exercised	(7,143,334)
Outstanding, February 28, 2023	10,301,930	0.94	3.79	$178,623
Exercisable, February 28, 2023	10,301,930	$0.94	3.79	$178,623

The exercise price for warrants outstanding at February 28, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
2,611,930	$3.35
6,690,000	0.10
1,000,000	0.25
10,301,930

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of February 28, 2023, results of operations, cash flows or liquidity of the Company.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Sales
Healthcare services	$2,034,154	$1,873,577	$4,055,368	$4,053,200
Product manufacturing and development	512,654	995,646	1,303,132	1,977,950
Corporate	9,701	-	617,289	-
	$2,556,509	$2,869,223	$5,975,789	$6,031,150

Gross profit
Healthcare services	$770,269	$760,424	$1,554,300	$1,560,066
Product manufacturing and development	190,933	455,930	538,847	922,754
Corporate	9,701	-	617,289	-
	$970,903	$1,216,354	$2,710,436	$2,482,820

Loss from operations
Healthcare services	$(219,009)	$(265,217)	$(370,700)	$(376,322)
Product manufacturing and development	(589,277)	(504,145)	(1,144,119)	(845,690)
Corporate	(978,524)	(1,351,314)	(2,513,951)	(2,262,323)
	$(1,786,810)	$(2,120,676)	$(4,028,770)	$(3,484,335)

Depreciation and amortization
Healthcare services	$34,594	$71,505	$63,562	$146,111
Product manufacturing and development	207,308	334,450	516,350	586,526
Corporate	310,729	367,600	558,885	735,200
	$552,631	$773,555	$1,138,797	$1,467,837

Capital expenditures
Healthcare services	$-	$72,139	$-	$176,981
Product manufacturing and development	-	-	-	15,555
Corporate	-	-	-	-
	$-	$72,139	$-	$192,536

Interest expenses
Healthcare services	$31,201	$20,027	$67,504	$40,154
Product manufacturing and development	2,167	923,843	4,631	972,446
Corporate	90,499	282,312	218,974	282,312
	$123,866	$1,226,182	$291,109	$1,294,912

Net loss
Healthcare services	$(247,967)	$(282,717)	$(433,680)	$(411,524)
Product manufacturing and development	(597,044)	(1,837,396)	(1,175,620)	(2,619,938)
Corporate	(3,800,151)	(2,748,091)	(6,972,598)	(3,653,137)
	$(4,645,162)	$(4,868,204)	$(8,581,898)	$(6,684,599)

	As of February 28, 2023	As of August 31, 2022
Total assets
Healthcare services	$5,449,578	$5,917,403
Product Sales	17,813,490	19,595,269
Corporate	13,226,250	15,360,168
	$36,489,318	$40,872,840

Accounts receivable
Healthcare services	$760,117	$585,492
Product Sales	153,739	419,417
Corporate	9,700	12,496
	$923,556	$1,017,405
Intangible assets
Healthcare services	$136,550	$159,453
Product Sales	4,224,123	5,283,333
Corporate	12,838,947	13,397,833
	$17,199,620	$18,840,619

Goodwill
Healthcare services	$517,866	$537,537
Product Sales	7,021,603	7,288,307
Corporate	-	-
	$7,539,469	$7,825,844

Note 17 – Subsequent Events

Share Issuances in Connection with Warrant Exercises

Subsequent to the period ended February 28, 2023, the Company issued an aggregate of 3,200,000 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that is a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022.

Share Issuances in Connection with Note Conversions

Subsequent to the period ended February 28, 2023, the Company issued an aggregate of 1,075,942 shares of common stock to certain note holders upon conversion of their notes. As of May 22, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured $8,333,333 convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured $8,333,333 convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured $746,895 convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

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

Nasdaq Notification—Minimum Bid Price Requirement

On November 21, 2022, the Company received a notification letter (the “November Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between October 10, 2022 and November 11, 2022, the Company no longer meets the minimum bid price requirement. The November Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and the common stock continued to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The November Notification Letter provided that the Company had 180 calendar days, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

On May 23, 2023, Nasdaq notified the Company that, although the Company has not yet regained compliance with the minimum bid price requirement, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until November 20, 2023, to regain compliance. The determination was based in part on the Company’s written notice of its intention to cure the deficiency during the second compliance period be effecting a reverse stock split, if necessary.

If the Company does not regain compliance by November 20, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

As of the date of this Quarterly Report on 10-Q, the Company’s common stock continues to trade on Nasdaq under the symbol “NVOS.” The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended February 28, 2023, revenues from healthcare services and product sales were 80% and 20%, respectively, of the Company’s total revenues for the quarter.

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

Pursuant to the terms of the CVI Waiver and Amendment, the Company obtained a limited waiver from CVI with respect to the provisions of the CVI Warrant that would have reduced the exercise price of the CVI Warrant upon the closing of the sale of the Company’s common stock by the Company (the “Offering”) conducted as set forth in and pursuant to the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) filed by the Company on September 13, 2022, as subsequently amended and as declared effective on October 13, 2022. In addition, the Company and CVI agreed to amend the CVI Warrant to provide that the exercise price of the CVI Warrant shall be the price at which the Company’s common stock is offered for sale in the Offering.

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

On January 17, 2023, March 2, 2023, and March 14, 2023, the Company made an interest payment on the Hudson Bay Note, to Hudson Bay, in the amount of $8,333, $625, and $208, respectively. On January 17, 2023, March 2, 2023, and March 14, 2023, pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company paid, to Hudson Bay, extension fees in the amount of $10,000, $10,000, and $10,000, respectively. On March 24, 2023, the Company paid to Hudson Bay an aggregate of $70,069, representing the remaining principal balance on the Hudson Bay Note ($50,000), interest on the Hudson Bay Note ($69), and extension fees ($20,000). As of March 24, 2023, the Hudson Bay Note was settled and no amounts remain due and outstanding in respect of the Hudson Bay Note.

On March 14, 2023, the Company made a principal payment on the CVI Note, to CVI, in the amount of $6,111 and an interest payment on the CVI Note, to CVI, in the amount of $77. Also on March 14, 2023, pursuant to the terms of the CVI Exchange Offer and Amendment, the Company paid, to CVI, an extension fee in the amount of $30,000. On March 24, 2023, the Company paid to CVI an extension fee in the amount of $20,000. As of March 24, 2023, the CVI Note was settled and no amounts remain due and outstanding in respect of the CVI Note.

Nasdaq Notification—Minimum Bid Price Requirement

On November 21, 2022, the Company received a notification letter (the “November Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between October 10, 2022 and November 11, 2022, the Company no longer meets the minimum bid price requirement. The November Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and the common stock continued to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The November Notification Letter provided that the Company had 180 calendar days, or until May 22, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

On May 23, 2023, Nasdaq notified the Company that, although the Company has not yet regained compliance with the minimum bid price requirement, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until November 20, 2023, to regain compliance. The determination was based in part on the Company’s written notice of its intention to cure the deficiency during the second compliance period be effecting a reverse stock split, if necessary.

If the Company does not regain compliance by November 20, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

As of the date of this Quarterly Report on 10-Q, the Company’s common stock continues to trade on Nasdaq under the symbol “NVOS.”

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

Jefferson Street Letter Agreement

As previously disclosed, on June 1, 2022, the Company and Jefferson agreed to extend the maturity date of the Jefferson Note to November 29, 2022 with a principal amount face value of $946,875 and interest rate that shall accrue at a rate equal to 1% per annum. On December 2, 2022, the Company made a partial payment of $200,000 towards the principal owed on the Jefferson Note, leaving a balance of $746,875. On December 13, 2022, the Company, Terra and Jefferson entered into a letter agreement. Pursuant to the terms of the letter agreement, Jefferson agreed to forbear from entering an event of default under the terms of the Jefferson Note and related transaction documents until December 29, 2022. In addition, the parties agreed to release the Collateral Shares to Jefferson. Effective February 16, 2023, the Jefferson Note has been settled.

Nasdaq Notification—Delinquent Form 10-K and Form 10-Q Filings

On December 15, 2022, the Company received a notification letter (the “December Notification Letter”) from Nasdaq that it was not in compliance with Nasdaq’s continued listing rules due to its failure to timely file its Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 10-K”). On January 25, 2023, the Company received a notification letter (the “January Notification Letter”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements as a result of its failure to timely file the 2022 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (the “Form 10-Q”). On February 13, 2023, the Company submitted a plan to regain compliance with Nasdaq’s continued listing rules with respect to the 2022 10-K and the Form 10-Q. If Nasdaq accepted the Company’s plan, then Nasdaq could grant an exception of up to 180 calendar days from the due date of the 2022 10-K to regain compliance. On February 17, 2023 and March 22, 2023, based on Nasdaq’s further review, Nasdaq granted an exception to enable the Company to regain compliance with Nasdaq’s continued listing rules. The terms of the exception are as follows: on or before May 29, 2023, the Company must file the 2022 10-K, the Form 10-Q, and any other filings required by Nasdaq Listing Rule 5250(c)(1). The Company filed the 2022 10-K on April 3, 2023. The Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 on May 24, 2023.

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

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

On January 25, 2023, the Company issued 3,202,019 shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s acquisition of Acenzia that closed on June 24, 2021. Specific to the Company’s acquisition of Acenzia in June 2021, no additional NHL Exchangeable shares remain for exchange to the Company’s common stock.

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

Share Issuances in Connection with S-1 Warrant Exercises

During the six month period ended February 28, 2023, the Company issued 1,310,000 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”). Subsequent to the six month period ended February 28, 2023, the Company issued 3,200,000 shares of common stock to certain warrant holders upon exercise of their warrants related to the S-1 Warrants for an aggregate of 4,510,000 shares issued since the Company’s Registration Statement on Form S-1 (File No. 333-267401) was declared effective by the SEC on October 13, 2022

Share Issuances in Connection with Note Conversions

During the six month period ended February 28, 2023, the Company issued an aggregate of 93,109,398 shares of common stock to certain note holders upon conversion of their notes. Subsequent to the period ended February 28, 2023, the Company issued an aggregate of 1,075,942 shares of common stock to certain note holders upon conversion of their notes. As of March 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

For the three months ended February 28, 2023 compared to the three months ended February 28, 2022

Revenues for the three months ended February 28, 2023 were $2,556,509, representing a decrease of $312,714, or 11%, from $2,869,223 for the same period in 2022. The decrease in revenue is principally due to the decrease in outsourced product sales and IoNovo Iodine. Acenzia’s and Terragenx’s revenue for the three months ended February 28, 2023 was $458,920 and $32,167, respectively. Revenue from our healthcare services increased by 9% when comparing the revenue for the three months ended February 28, 2023 to the same period in 2022.

Cost of revenues for the three months ended February 28, 2023 were $1,585,606, representing a decrease of $67,263, or 4%, from $1,652,869 for the same period in 2022. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 62% and 63%, respectively, for the three months ended February 28, 2023. The cost of revenue for our healthcare and product sales segment was 59% and 54%, respectively for same period in 2022. The increase in cost of revenues as a percentage of revenue for our product sales segment is principally due to the increase in product costs.

Operating costs for the three months ended February 28, 2023 were $2,757,713, representing a decrease of $579,317, or 17%, from $3,337,030 for the same period in 2022. The decrease in operating costs is principally due to the decrease in overhead expenses and depreciation and amortization.

Interest expense for the three months ended February 28, 2023 was $123,866, representing a decrease of $1,102,316, or 90%, from $1,226,182 for the same period in 2022. The decrease is due to cash payment and conversion of convertible notes to common stock as of February 28, 2023.

Amortization of debt discount for the three months ended February 28, 2023 was $2,740,349, representing an increase of $1,277,327 from $1,463,022 for the same period in 2022. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction gain for the three months ended February 28, 2023 was $3,620 compared to foreign currency transaction loss of $66,814 for the same period in 2022. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar decreased during the third fiscal quarter of 2022; therefore, creating a foreign currency transaction gain as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended February 28, 2023 was $4,621,355, representing an decrease of $183,812, or 4%, from $4,805,167 for the same period in 2022. The decrease in net loss is principally due to the decrease in operating expenses.

For the six months ended February 28, 2023 compared to the six months ended February 28, 2022

Revenues for the six months ended February 28, 2023 were $5,975,789, representing a decrease of $55,361, or 1%, from $6,031,150 for the same period in 2022. The decrease in revenue is principally due to the decrease in outsourced product sales and IoNovo Iodine. Acenzia’s and Terragenx’s revenue for the six months ended February 28, 2023 was $1,236,149 and $41,324, respectively. Revenue from our healthcare services increased by 0.1% when comparing the revenue for the six months ended February 28, 2023 to the same period in 2022.

Cost of revenues for the six months ended February 28, 2023 were $3,265,353, representing a decrease of $282,977, or 8%, from $3,548,330 for the same period in 2022. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 62% and 59%, respectively, for the six months ended February 28, 2023. The cost of revenue for our healthcare and product sales segment was 62% and 53%, respectively for same period in 2022. The increase in cost of revenues as a percentage of revenue for our product sales segment is principally due to the increase in product costs.

Operating costs for the six months ended February 28, 2023 were $6,739,206, representing an increase of $772,051, or 13%, from $5,967,155 for the same period in 2022. The increase in operating costs is principally due to the increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $1,682,966 for the six months ended February 28, 2023. In subsequent quarters, this increase in overhead expenses associated with Acenzia, PRO-DIP, and Terragenx is projected to decrease as the Company integrates and consolidates operations. Also, an increase in legal and professional fees contributed to the increase in operating expenses.

Interest expense for the six months ended February 28, 2023 was $291,109, representing a decrease of $1,003,803, or 78%, from $1,294,912 for the same period in 2022. The decrease is due to cash payment and conversion of convertible notes to common stock as of February 28, 2023.

Amortization of debt discount for the six months ended February 28, 2023 was $4,230,862, representing an increase of $2,710,000 from $1,520,862 for the same period in 2022. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021 and December 2021.

Foreign currency transaction losses for the six months ended February 28, 2023 was $35,681 compared to $401,368 for the same period in 2022. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in US Dollars. The exchange rate between the Canadian Dollar and the US Dollar decreased during the third fiscal quarter of 2022; therefore, creating a foreign currency transaction gain as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the six months ended February 28, 2023 was $8,556,768, representing an increase of $1,945,014, or 29%, from $6,611,754 for the same period in 2022. The increase in net loss is principally due to (i) an increase in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $1,682,966 for the six months ended February 28, 2023, and (ii) an increase in amortization of debt discounts.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended February 28, 2023, the Company had a net loss of $8,581,898.

During the six months ended February 28, 2023, the Company used cash in operating activities of $1,156,821 compared to $3,009,732 of cash used in operating activities for the same period in 2022. The principal reason for the decrease in cash used in operating activities is the net loss incurred and the changes in noncash expenses and changes in operating asset and liability accounts.

During the six months ended February 28, 2023, the Company used cash from investing activities of $nil compared to cash used from investing activities of $163,245 for the same period in 2022. The principal reason for the change is due to the no property and equipment purchases in the six months ended February 28, 2023 compared to the same period in 2022.

During the six months ended February 28, 2023, the Company used cash in financing activities of $604,704 compared to $10,839,716 of cash provided by financing activities for the same period in 2022. The principal reason for the decrease in cash provided by financing activities was the repayment of convertible notes of $2,977,778, repayment of finance leases of $4,299, offset by proceeds received from related parties of $6,138, the sale of units, net of issuance costs of $1,795,000, proceeds from exercise of warrants of $131,000 and proceeds from issuance of convertible notes of $445,235. In the same period for 2022, the Company received $15,270,000 from the issuance of convertible notes.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of February 28, 2023, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended February 28, 2023. Accordingly, the Company has decided to delay commencing the projects until the 2023 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal cannabidiol (CBD) applications.

For the three month period ended February 28, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $2,034,154, representing a 9% increase of $160,577 compared to $1,873,577 during the same period in 2022.

For the six month period ended February 28, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $4,055,368, representing a 0.1% increase of $2,168 compared to $4,053,200 during the same period in 2022.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $169,137, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $112,758.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $500,477, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $333,651.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at February 28, 2023, the Company believes there was no additional impairment of its goodwill.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar and the functional currency of the Parent is the United States dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2023, the Company issued 1,159,348 shares of common stock pursuant to exchange for shares of common stock underlying certain warrants.

On January 25, 2023, the Company issued 3,202,019 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

On February 24, 2023, the Company issued 955,000 shares of common stock pursuant to a Securities Purchase Agreement, dated February 23, 2023.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Share Purchase Agreement, dated as of December 23, 2022, by and among Novo Integrated Sciences, Inc., SwagCheck Inc. and the shareholders of SwagCheck Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2022).

10.2	Amendment No. 1 to Share Purchase Agreement, dated as of December 30, 2022, by and among Novo Integrated Sciences, Inc., SwagCheck Inc. and the shareholders of SwagCheck Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2023).

10.3	Promissory Note, dated as of February 23, 2023, by and between the Company and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.4	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.5	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.6	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.7	Letter Agreement, dated December 13, 2022, by and among the Company, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2023).

10.8	Securities Purchase Agreement, dated as of April 26, 2023, by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

10.9	Promissory Note, dated as of April 26, 2023, issued by the registrant to RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: May 26, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: May 26, 2023	By:	/s/ James Zsebok
James Zsebok
Principal Financial Officer (principal financial officer and principal accounting officer)

