Form 10-Q
period 2023-05-31
Novo Integrated Sciences, Inc.
filed 2023-07-17
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

There were 148,434,184 shares of the Registrant’s $0.001 par value common stock outstanding as of July 17, 2023.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2023 (unaudited) and August 31, 2022

	May 31,	August 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$464,011	$2,178,687
Accounts receivable, net	1,327,613	1,017,405
Inventory, net	938,940	879,033
Other receivables	1,046,080	1,085,335
Prepaid expenses and other current assets	221,414	571,335
Total current assets	3,998,058	5,731,795

Property and equipment, net	5,411,438	5,800,648
Intangible assets, net	16,696,363	18,840,619
Right-of-use assets, net	2,096,376	2,673,934
Goodwill	7,542,795	7,825,844
TOTAL ASSETS	$35,745,030	$40,872,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,896,040	$1,800,268
Accrued expenses	1,178,245	1,116,125
Accrued interest (including amounts to related parties)	350,831	454,189
Government loans and notes payable, current portion	312,672	-
Convertible notes payable, net of discount of $494,523	651,477	9,099,654
Contingent liability	57,933	534,595
Due to related parties	406,683	478,897
Debentures, related parties, current portion	912,025	-
Finance lease liability, current portion	13,814	8,890
Operating lease liability, current portion	428,951	582,088
Total current liabilities	6,208,671	14,074,706

Debentures, related parties, net of current portion	-	946,250
Government loans and notes payable, net of current portion	64,946	161,460
Finance lease liability, net of current portion	-	12,076
Operating lease liability, net of current portion	1,786,961	2,185,329
Deferred tax liability	1,393,168	1,445,448
TOTAL LIABILITIES	9,453,746	18,825,269

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at May 31, 2023 and August 31, 2022, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 144,857,518 and 31,180,603 shares issued and outstanding at May 31, 2023 and August 31, 2022, respectively	144,857	31,181
Additional paid-in capital	89,249,590	66,056,824
Common stock to be issued (911,392 and 4,149,633 shares at May 31, 2023 and August 31, 2022, respectively)	1,217,293	9,474,807
Other comprehensive (loss) income	(172,526)	560,836
Accumulated deficit	(63,872,587)	(53,818,489)
Total Novo Integrated Sciences, Inc. stockholders’ equity	26,566,627	22,305,159
Noncontrolling interest	(275,343)	(257,588)
Total stockholders’ equity	26,291,284	22,047,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,745,030	$40,872,840

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2023 and 2022 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022

Revenues	$3,292,933	$13,851,883	$9,268,722	$19,883,033

Cost of revenues	1,978,839	11,443,001	5,244,192	14,991,331

Gross profit	1,314,094	2,408,882	4,024,530	4,891,702

Operating expenses:
Selling expenses	1,877	9,802	9,916	36,340
General and administrative expenses	2,742,635	3,601,826	9,473,802	9,542,443
Total operating expenses	2,744,512	3,611,628	9,483,718	9,578,783

Loss from operations	(1,430,418)	(1,202,746)	(5,459,188)	(4,687,081)

Non-operating income (expense)
Interest income	62,397	8,355	6,762	25,233
Interest expense	(9,570)	(513,398)	(240,520)	(1,808,310)
Amortization of debt discount	(156,037)	(2,133,890)	(4,386,899)	(3,654,752)
Foreign currency transaction gain (loss)	48,333	97,654	12,652	(303,714)
Total other expense	(54,877)	(2,541,279)	(4,608,005)	(5,741,543)

Loss before income taxes	(1,485,295)	(3,744,025)	(10,067,193)	(10,428,624)

Income tax expense	-	-	-	-

Net loss	$(1,485,295)	$(3,744,025)	$(10,067,193)	$(10,428,624)

Net loss attributed to noncontrolling interest	12,035	66,029	(13,095)	(6,816)

Net loss attributed to Novo Integrated Sciences, Inc.	(1,497,330)	(3,810,054)	(10,054,098)	(10,421,808)

Comprehensive loss:
Net loss	(1,485,295)	(3,744,025)	(10,067,193)	(10,428,624)
Foreign currency translation (loss) gain	(120,357)	13,711	(738,022)	24,916
Comprehensive loss:	$(1,605,652)	$(3,730,314)	$(10,805,215)	$(10,403,708)

Weighted average common shares outstanding – basic and diluted	143,600,541	29,817,999	85,832,252	28,498,414

Net loss per common share – basic and diluted	$(0.01)	$(0.13)	$(0.12)	$(0.37)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended May 31, 2023 and 2022 (unaudited)

	Common Stock		Additional Paid-in	Common Stock To	Other Comprehensive	Accumulated	Novo Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity
Balance, August 31, 2022	31,180,603	$31,181	$66,056,824	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Units issued for cash, net of offering costs	4,000,000	4,000	1,791,000	-	-	-	1,795,000	-	1,795,000
Issuance of common stock to be issued	36,222	36	92,330	(92,366)	-	-	-	-	-
Cashless exercise of warrants	4,673,986	4,674	1,134,376	-	-	-	1,139,050	-	1,139,050
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Foreign currency translation loss	-	-	-	-	(417,008)	-	(417,008)	(3,974)	(420,982)
Net loss	-	-	-	-	-	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)
Balance, November 30, 2022	39,890,811	$39,891	$69,135,417	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

Share issuance for convertible debt settlement	93,109,398	93,110	8,992,941	-	-	-	9,086,051	-	9,086,051
Cashless exercise of warrants	1,159,348	1,159	281,374	-	-	-	282,533	-	282,533
Exercise of warrants for cash	1,310,000	1,310	129,690	-	-	-	131,000	-	131,000
Issuance of common stock to be issued	3,202,019	3,201	8,161,947	(8,165,148)	-	-	-	-	-
Shares issued with convertible notes	955,000	955	82,008	-	-	-	82,963	-	82,963
Value of warrants issued with convertible notes	-	-	86,327	-	-	-	86,327	-	86,327
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Extinguishment of derivative liability due to conversion	-	-	1,390,380	-	-	-	1,390,380	-	1,390,380
Foreign currency translation loss	-	-	-	-	(195,821)	-	(195,821)	(862)	(196,683)
Net loss	-	-	-	-	-	(4,621,355)	(4,621,355)	(23,807)	(4,645,162)
Balance, February 28, 2023	139,626,576	$139,626	$88,320,971	$1,217,293	$(51,993)	$(62,375,257)	$27,250,640	$(287,554)	$26,963,086
Share issuance for convertible debt settlement	1,075,942	1,076	99,202	-	-	-	100,278	-	100,278
Exercise of warrants for cash	3,200,000	3,200	316,800	-	-	-	320,000	-	320,000
Shares issued with convertible notes	955,000	955	89,177	-	-	-	90,132	-	90,132
Value of warrants issued with convertible notes	-	-	93,811	-	-	-	93,811	-	93,811
Beneficial conversion feature upon issuance on convertible debt	-	-	66,068	-	-	-	66,068	-	66,068
Stock option expense	-	-	263,561	-	-	-	263,561	-	263,561
Foreign currency translation loss	-	-	-	-	(120,533)	-	(120,533)	176	(120,357)
Net loss	-	-	-	-	-	(1,497,330)	(1,497,330)	12,035	(1,485,295)
Balance, May 31, 2023	144,857,518	$144,857	$89,249,590	$1,217,293	$(172,526)	$(63,872,587)	$26,566,627	$(275,343)	$26,291,284

Balance, August 31, 2021	26,610,144	$26,610	$54,579,396	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155
Common stock for services	35,000	35	64,715	-	-	-	64,750	-	64,750
Common stock issued as collateral and held in escrow	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock to be issued for purchase of Terragenx	-	-	-	983,925	-	-	983,925	97,311	1,081,236
Common stock to be issued for purchase of Mullin assets	-	-	-	188,925	-	-	188,925	-	188,925
Value of warrants issued with convertible notes	-	-	295,824	-	-	-	295,824	-	295,824
Fair value of stock options	-	-	154,135	-	-	-	154,135	-	154,135
Foreign currency translation loss	-	-	-	-	(103,533)	-	(103,533)	(855)	(104,388)
Net loss	-	-	-	-	-	(1,806,587)	(1,806,587)	(9,808)	(1,816,395)

Balance, November 30, 2021	28,645,144	$28,645	$55,092,070	$10,409,457	$887,544	$(22,775,861)	$43,641,855	$26,387	$43,668,242
Common stock for services	240,000	240	297,760	-	-	-	298,000	-	298,000
Value of warrants issued with convertible notes	-	-	5,257,466	-	-	-	5,257,466	-	5,257,466
Fair value of stock options	-	-	44,427	-	-	-	44,427	-	44,427
Foreign currency translation gain	-	-	-	-	114,738	-	114,738	355	115,093
Net loss	-	-	-	-	-	(4,805,167)	(4,805,167)	(63,037)	(4,868,204)
Balance, February 28, 2022	28,885,144	$28,885	$60,691,723	$10,409,457	$1,002,282	$(27,581,028)	$44,551,319	$(36,295)	$44,515,024
Common stock issued for services	125,000	125	313,875	-	-	-	314,000	-	314,000
Share issuance for convertible debt settlement	623,929	624	1,247,225	-	-	-	1,247,849	-	1,247,849
Common stock issued for acquisition	800,000	800	1,703,200	-	-	-	1,704,000	-	1,704,000
Common stock to be issued for acquisitions	-	-	-	260,625	-	-	260,625	25,402	286,027
Issuance of common stock to be issued	225,000	225	573,525	(573,750)	-	-	-	-	-
Fair value of stock options	-	-	91,330	-	-	-	91,330	-	91,330
Foreign currency translation gain	-	-	-	-	13,711	-	13,711	51	13,762
Net Loss						(3,810,054)	(3,810,054)	66,029	(3,744,025)
Balance, May 31, 2022	30,659,073	$30,659	$64,620,878	$10,096,332	$1,015,993	$(31,391,082)	$44,372,780	$55,187	$44,427,967

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2023 and 2022 (unaudited)

	Nine Months Ended
	May 31,	May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,067,193)	$(10,428,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718,388	2,349,434
Fair value of vested stock options	385,335	289,892
Common stock issued for services	-	676,750
Financing costs for debt extension	1,421,583	-
Operating lease expense	624,246	418,188
Amortization of debt discount	4,386,899	3,654,752
Foreign currency transaction (gain) loss	(12,652)	303,714
Changes in operating assets and liabilities:
Accounts receivable	(308,907)	(3,650,069)
Inventory	(92,260)	(263,539)
Prepaid expenses and other current assets	333,724	(150,632)
Accounts payable	154,542	117,056
Accrued expenses	104,004	(68,871)
Accrued interest	(67,634)	598,904
Operating lease liability	(594,618)	(406,862)
Net cash used in operating activities	(2,014,543)	(6,559,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,870)	(190,973)
Cash acquired with acquisition	-	57,489
Payments received from other receivables	-	296,138
Net cash (used in) provided by investing activities	(18,870)	162,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(56,649)	(21,932)
Repayments of finance leases	(6,435)	(14,797)
Proceeds from (repayments of) notes payable	222,000	(4,430,794)
Proceeds from the sale of common stock, net of offering costs	1,795,000	-
Proceeds from exercise of warrants	451,000	-
Repayment of convertible notes	(3,033,888)	-
Proceeds from issuance of convertible notes, net	925,306	15,270,000
Net cash provided by financing activities	296,334	10,802,477

Effect of exchange rate changes on cash and cash equivalents	22,403	(20,940)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,714,676)	4,384,284

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,178,687	8,293,162

CASH AND CASH EQUIVALENTS, END OF PERIOD	$464,011	$12,677,446

CASH PAID FOR:
Interest	$343,878	$1,294,912
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt settlement	$9,186,329	$1,247,849
Common stock to be issued for intangible assets	$-	$188,925
Common stock to be issued for acquisition	$-	$1,244,550
Common stock issued for acquisition	$-	$1,704,000
Beneficial conversion feature upon issuance of convertible notes	$66,068	$-
Debt discount recognized on derivative liability	$1,390,380	$-
Debt discount recognized on convertible note	$639,993	$-
Extinguishment of derivative liability due to conversion	$1,390,380	$-
Common stock issued with convertible notes	$173,095	$-
Warrants issued with convertible notes	$180,138	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2023 and 2022 (unaudited)

Note 1 – Organization and Basis of Presentation

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, that the Company filed on April 3, 2023. The results of operations for the nine months ended May 31, 2023 are not necessarily indicative of the results for the fiscal year ending August 31, 2023.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations and has an accumulated deficit as at May 31, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

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

	May 31, 2023	May 31, 2022	August 31, 2022

Period end: CAD to USD exchange rate	$0.7351	$0.7910	$0.7627
Average period: CAD to USD exchange rate	$0.7400	$0.7897	$0.7864

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

Income or loss and each component of other comprehensive income are attributed to the shareholders of the Company and to the noncontrolling interests. Total comprehensive loss is attributed to the shareholders of the Company and to the noncontrolling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of May 31, 2023 and August 31, 2022, the allowance for uncollectible accounts receivable was $1,095,710 and $992,329, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of May 31, 2023 and August 31, 2022, the Company’s allowance for slow moving or obsolete inventory was $990,501 and $1,027,670, respectively.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the nine months ended May 31, 2023 and year ended August 31, 2022, the Company wrote off $nil and $299,672 (principal amount of $225,924 and accrued interest of $73,748), respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2023, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at May 31, 2023, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at May 31, 2023, the Company believes there was no additional impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,931,491	$-	$9,488,848
Goodwill acquired with purchase of business	-	-	-	-	602	602
Impairment of goodwill	-	-	-	(1,357,043)	-	(1,357,043)
Foreign currency translation adjustment	(7,247)	(4,751)	(8,405)	(286,141)	(19)	(306,563)
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(6,895)	(4,526)	(8,000)	(263,607)	(21)	(283,049)
Balance, May 31, 2023	$183,783	$120,562	$213,188	$7,024,700	$562	$7,542,795

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, and current liabilities, including accounts payable, accrued expenses, current portion of government loans and notes payable, convertible notes payable, due to related parties, debentures, operating lease liability and finance lease liability, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of May 31, 2023 and August 31, 2022, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for cash and cash equivalents which are carried at fair value using Level 1 inputs.

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

Sales returns and allowances were insignificant for the nine months ended May 31, 2023 and 2022. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 12,266,165 and 10,624,849 options/warrants outstanding at May 31, 2023 and 2022, respectively. In addition, at May 31, 2023, there were outstanding convertible notes that could convert into 6,548,571 shares of common stock and there were 911,392 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD and the functional currency of the parent company is the United States dollar. Translation losses of $738,022 and $431,605 for the nine months ended May 31, 2023 and year ended August 31, 2022, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments: healthcare services and product sales. See Note 16.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At May 31, 2023 and August 31, 2022, the amount due to related parties was $406,683 and $478,897, respectively. At May 31, 2023, $325,247 was non-interest bearing, $21,156 bears interest at 6% per annum, and $60,280 bears interest at 13.75% per annum. At August 31, 2022, $394,405 was non-interest bearing, $21,949 bears interest at 6% per annum, and $62,543 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, Net

Accounts receivables, net at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Trade receivables	$2,387,505	$1,829,475
Amounts earned but not billed	35,818	180,259
	2,423,323	2,009,734
Allowance for doubtful accounts	(1,095,710)	(992,329)
Accounts receivable, net	$1,327,613	$1,017,405

Note 5 – Inventory

Inventory at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Raw materials	$704,191	$1,259,954
Work in process	134,293	139,333
Finished Goods	1,090,957	507,416
	1,929,441	1,906,703
Allowance for slow moving and obsolete inventory	(990,501)	(1,027,670)
Inventory, net	$938,940	$879,033

Note 6 – Other Receivables

Other receivables at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022

Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2024, as amended	73,513	76,272
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due September 1, 2023, as amended	531,589	551,536
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due September 1, 2023, as amended	440,978	457,527
Total other receivables	1,046,080	1,085,335
Current portion	(1,046,080)	(1,085,335)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Land	$441,079	$457,631
Building	3,308,094	3,432,232
Leasehold improvements	836,967	868,375
Clinical equipment	1,876,665	1,927,639
Computer equipment	33,328	34,579
Office equipment	44,355	45,406
Furniture and fixtures	38,088	39,518
	6,578,576	6,805,380
Accumulated depreciation	(1,167,138)	(1,004,732)
Total	$5,411,438	$5,800,648

Depreciation expense for the nine months ended May 31, 2023 and 2022 was $212,579 and $408,589, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,479,428	8,059,386
Customer relationships	2,286,313	2,320,154
Brand names	1,918,327	1,990,314
	23,257,389	23,943,175
Accumulated amortization	(6,561,026)	(5,102,556)
Total	$16,696,363	$18,840,619

Amortization expense for the nine months ended May 31, 2023 and 2022 was $1,505,809 and $1,940,845, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending May 31,
2024	$2,002,272
2025	2,002,272
2026	1,569,690
2027	1,374,673
2028	999,187
Thereafter	8,748,269
Total	$16,696,363

Note 9 – Accrued Expenses

Accrued expenses at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Accrued liabilities	$898,009	$884,024
Accrued payroll	244,595	195,214
Unearned revenue	35,641	36,887
	$1,178,245	$1,116,125

Note 10 – Government Loans and Notes Payable

Notes payable at May 31, 2023 and August 31, 2022 consisted of the following:

	May 31,	August 31,
	2023	2022
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,217	91,526
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $190 and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 31, 2028	28,542	29,614
Note payable received May 25, 2023, accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance.	73,513	-
Note payable received May 10, 2023, accruing interest at 15% per 4-months term, unsecured, with principal and interest due 4-month from loan issuance.	147,026	-
Total government loans and notes payable	377,618	161,460
Less current portion	(312,672)	-
Long-term portion	$64,946	$161,460

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$58,811, at May 31, 2023), which is unsecured, non-interest bearing and due on or before December 31, 2023. If the loan amount is paid on or before December 31, 2023, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before December 31, 2023, the Early Payment Credit will not apply. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,406 at May 31, 2023) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending May 31,
2024	$312,672
2025	4,777
2026	4,777
2027	4,777
2028	4,777
Thereafter	45,838
Total	$377,618

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

During the nine month period ended May 31, 2023, an aggregate of $8,396,666 in principal and an aggregate of $32,559 in accrued interest were converted into 85,278,243 shares of common stock issued to the $16.66m+ convertible note holders. As a result of the first $1,000,000 principal conversion, the derivative liability of $1,390,380 was extinguished and recognized to additional paid-in capital. As of May 31, 2023 and August 31, 2022, the derivative liability balance was $nil and $nil, respectively.

During the nine month period ended May 31, 2023, the Company amortized $4,241,429 of the debt discount and as of May 31, 2023, the unamortized debt discount was $nil.

During the nine month period ended May 31, 2023, the Company made cash payments in the aggregate amount of $3,001,442 for the monthly Amortization Payment, $2,833,888 in principal and $167,554 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of May 31, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders is $nil.

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

During the nine month period ended May 31, 2023, an aggregate of $746,875 in principal and an aggregate of $10,208, in accrued interest were converted into 8,907,097 shares of common stock issued to Jefferson. Effective February 16, 2023, the Jefferson Note was settled.

Novo Integrated – Mast Hill Fund, L.P.

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

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $403,710, $82,963, and $86,327, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $70,465 in loan fees in connection with the convertible note. The combined total discount is $297,055 and will be amortized over the life of the convertible note. During the nine months ended May 31, 2023, the Company amortized $78,944 of the debt discount and as May 31, 2023, the unamortized debt discount was $218,111.

Novo Integrated – FirstFire Global Opportunities Fund, LLC

On March 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued an 12% unsecured promissory note (the “2023 FirstFire Note”) with a maturity date of March 21, 2024, in the principal sum of $573,000 (the “Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 1,000,000 shares of the Company’s common stock (the “2023 FirstFire Warrant”) to FirstFire pursuant to the SPA. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay the Principal Sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an OID of $57,300. Accordingly, on the closing date, FirstFire paid the purchase price of $515,700 in exchange for the 2023 FirstFire Note and the 2023 FirstFire Warrant. FirstFire may convert the 2023 FirstFire Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the 2023 FirstFire Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

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

The 2023 FirstFire Warrant is exercisable for five years from March 21, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the 2023 FirstFire Warrant. The 2023 FirstFire Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the 2023 FirstFire Warrants and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions. The estimated value of the warrants of $93,811 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years;
●	Volatility of 251%;

●	Dividend yield of 0%; and
●	Risk free interest rate of 3.73%

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

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $389,057, $90,132, and $93,811, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $35,628 in loan fees in connection with the convertible note.

The effective conversion price was determined to be $0.1188 based on the allocation of the principal amount and the number of shares to be received upon conversion. As the stock price at the issuance date of $0.1390 was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the beneficial conversion feature of $66,068, equal to the intrinsic value of the conversion option, as a discount to the convertible note and as additional paid in capital.

The combined total discount is $342,938 and will be amortized over the life of the convertible note. During the nine months ended May 31, 2023, the Company amortized $66,526 of the debt discount and as May 31, 2023, the unamortized debt discount was $276,412.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 1,047,588 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $4.11 which was determined as the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price.

On July 21, 2020, the Company made a partial repayment of a debenture due to a related party of $267,768.

At May 31, 2023 and August 31, 2022, the amount of debentures outstanding was $912,025 and $946,250, respectively.

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

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2031.

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of May 31, 2023 and August 31, 2022:

		May 31,	August 31,
		2023	2022
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$2,096,376	$2,673,934
Total lease assets		$2,096,376	$2,673,934

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$428,951	$582,088
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,786,961	2,185,329
Total lease liability		$2,215,912	$2,767,417

Future minimum operating lease payments are as follows:

Twelve Months Ending May 31,
2024	$601,370
2025	524,288
2026	502,177
2027	495,008
2028	295,839
Thereafter	358,487
Total payments	2,777,169
Amount representing interest	(561,257)
Lease obligation, net	2,215,912
Less lease obligation, current portion	(428,951)
Lease obligation, long-term portion	$1,786,961

During the nine months ended May 31, 2023, the Company did not enter into any new lease obligation.

The lease expense for the nine months ended May 31, 2023 and 2022 was $624,246 and $567,772, respectively. The cash paid under operating leases for the nine months ended May 31, 2023 and 2022 was $604,387 and $556,445, respectively. At May 31, 2023, the weighted average remaining lease terms were 2.86 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at May 31, 2023 and August 31, 2022 is as follows:

	May 31,	August 31,
	2023	2022
Cost	$209,457	$209,457
Accumulated amortization	(209,457)	(192,347)
Net book value	$-	$17,110

Future minimum finance lease payments are as follows:

Twelve Months Ending May 31,
2024	$14,054
Total payments	14,054
Amount representing interest	(240)
Lease obligation, net	13,814
Less lease obligation, current portion	(13,814)
Lease obligation, long-term portion	$-

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2023 and August 31, 2022, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2023 and August 31, 2022, there were 144,857,518 and 31,180,603 common shares issued and outstanding, respectively.

During the nine months ended May 31, 2023, the Company issued common stock as follows:

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

The total fair value of the 8,000,000 warrants granted was estimated on the date of the grant to be $1,137,959. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected volatility of 149.06% to 206.90%; expected dividend yield of 0%; risk-free interest rate of 2.55% to 2.89%; stock price of $0.2956; and expected life of 3 to 5 years.

●	36,222 restricted shares of common stock were issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 26, 2022.

●	2,916,667 shares of common stock were issued as provided for in an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay, dated November 14, 2022. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay. The shares were issued on November 15, 2022.

●	1,757,319 shares of common stock were issued as provided for in an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI. The shares were issued on November 15, 2022.

●	39,165,890 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $3,825,307 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	45,036,411 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $4,503,640 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	8,907,097 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $757,103 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	650,000 shares of common stock were issued on January 5, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $65,000.

●	1,159,348 shares of common stock were issued on January 5, 2023 as provided for in the CVI Exchange Offer and Amendment. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI.

●	330,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	330,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	3,202,019 restricted shares of common stock were issued for NHL Exchangeable Shares as provided for in the Share Exchange Agreement, which closed on June 24, 2021, in which the Company acquired Acenzia. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on January 25, 2023.

●	955,000 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated February 23, 2023, with Mast Hill. The shares were issued on February 24, 2023.

●	1,075,942 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $100,278 in principal and interest. 537,822 shares were issued on March 6, 2023 and 538,120 shares were issued on March 8, 2023.

●	1,600,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,000.

●	1,000,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $100,000.

●

955,000 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated March 21, 2023, with FirstFire. The shares were issued on March 22, 2023.

●	300,000 shares of common stock were issued on May 10, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	300,000 shares of common stock were issued on May 11, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

Common Stock to be Issued

As of May 31, 2023, in connection with the acquisition of Terragenx, 1285 Canada, and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 911,392 shares of the Company’s common stock.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorized the issuance of up to 500,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of May 31, 2023, the 2015 Plan had 498,750 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 1,000,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of May 31, 2023, the 2018 Plan had 864,900 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan is eligible to be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2023. As of May 31, 2023, the 2021 Plan had 1,754,665 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	2,164,235	2.15	2.53	$140,577
Granted	2,000,000	0.13	6.00
Forfeited	-
Exercised	-
Outstanding, May 31, 2023	4,164,235	1.19	3.78	$-
Exercisable, May 31, 2023	4,164,235	$1.19	3.78	$-

The exercise price for stock options outstanding at May 31, 2023:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
227,155	$1.33	227,155	$1.33
992,000	1.60	992,000	1.60
48,000	1.87	48,000	1.87
775,000	3.00	775,000	3.00
72,600	3.80	72,600	3.80
10,000	5.00	10,000	5.00
39,480	1.90	39,480	1.90
2,000,000	0.13	2,000,000	0.13
4,164,235		4,164,235

For options granted during the nine months ended May 31, 2023 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.13, and the weighted-average exercise price of such options was $0.13. No options were granted during the nine months ended May 31, 2023 where the exercise price was less than the stock price at the date of grant or the exercise price was greater than the stock price at the date of grant.

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $385,335 and $289,892 during the nine months ended May 31, 2023 and 2022, respectively. At May 31, 2023, the unamortized stock option expense was $0.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the nine months ended May 31, 2023 and 2022:

	2023	2022

Risk-free interest rate	3.74%	0.93 to 1.89%
Expected life of the options	6 years	2.5 years
Expected volatility	254%	281%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	8,445,264	2.42	3.75	$-
Granted	10,000,000	0.13	4.20
Forfeited	-
Exercised	(10,343,334)
Outstanding, May 31, 2023	8,101,930	1.18	3.83	$111,680
Exercisable, May 31, 2023	8,101,930	$1.18	3.83	$111,680

The exercise price for warrants outstanding at May 31, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
2,611,930	$3.35
3,490,000	0.10
2,000,000	0.25
8,101,930

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of May 31, 2023, results of operations, cash flows or liquidity of the Company.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Sales
Healthcare services	$2,019,869	$2,199,889	$6,075,237	$6,253,089
Product manufacturing and development	1,273,064	11,651,994	2,576,196	13,629,944
Corporate	-	-	617,289	-
	$3,292,933	$13,851,883	$9,268,722	$19,883,033

Gross profit
Healthcare services	$684,575	$939,542	$2,238,875	$2,499,608
Product manufacturing and development	629,519	1,469,340	1,168,366	2,392,094
Corporate	-	-	617,289	-
	$1,314,094	$2,408,882	$4,024,530	$4,891,702

Loss from operations
Healthcare services	$(145,364)	$(239,981)	$(516,064)	$(616,303)
Product manufacturing and development	(430,322)	336,348	(1,574,441)	(509,342)
Corporate	(854,732)	(1,299,113)	(3,368,683)	(3,561,436)
	$(1,430,418)	$(1,202,746)	$(5,459,188)	$(4,687,081)

Depreciation and amortization
Healthcare services	$31,776	$249,831	$95,338	$393,942
Product manufacturing and development	268,374	266,166	784,724	852,692
Corporate	279,441	367,600	838,326	1,102,800
	$579,591	$881,597	$1,718,388	$2,349,434

Capital expenditures
Healthcare services	$-	$-	$-	$175,418
Product manufacturing and development	18,870	-	18,870	15,555
Corporate	-	-	-	-
	$18,870	$-	$18,870	$190,973

Interest expenses
Healthcare services	$2,605	$14,532	$70,109	$54,686
Product manufacturing and development	6,965	94,765	11,596	1,067,211
Corporate	-	404,101	158,815	686,413
	$9,570	$513,398	$240,520	$1,808,310

Net loss
Healthcare services	$(145,731)	$(252,122)	$(579,411)	(663,646)
Product manufacturing and development	(387,468)	(21,153)	(1,563,088)	(2,641,091)
Corporate	(952,096)	(3,470,750)	(7,924,694)	(7,123,887)
	$(1,485,295)	$(3,744,025)	$(10,067,193)	(10,428,624)

	As of May 31, 2023	As of August 31, 2022
Total assets
Healthcare services	$5,305,028	$5,917,403
Product manufacturing and development	17,663,180	19,595,269
Corporate	12,776,822	15,360,168
	$35,745,030	$40,872,840

Accounts receivable
Healthcare services	$696,635	$585,492
Product manufacturing and development	626,778	419,417
Corporate	4,200	12,496
	$1,327,613	$1,017,405
Intangible assets
Healthcare services	$128,072	$159,453
Product manufacturing and development	4,008,786	5,283,333
Corporate	12,559,505	13,397,833
	$16,696,363	$18,840,619

Goodwill
Healthcare services	$518,095	$537,537
Product manufacturing and development	7,024,700	7,288,307
Corporate	-	-
	$7,542,795	$7,825,844

Note 17 – Subsequent Events

Mast Hill SPA, Note & Warrant

On June 20, 2023, the Company entered into a securities purchase agreement (the “MH SPA”) with Mast Hill, pursuant to which the Company issued an 12% unsecured promissory note (the “MH Note”) with a maturity date of June 20, 2024 (the “MH Maturity Date”), in the principal sum of $445,000 (the “MH Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 776,614 shares of the Company’s common stock (the “MH Warrant”) to Mast Hill pursuant to the MH SPA. Pursuant to the terms of the MH Note, the Company agreed to pay the MH Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The MH Note carries an OID of $44,500. Accordingly, on the Closing Date (as defined in the MH SPA), Mast Hill paid the purchase price of $400,500 in exchange for the MH Note and MH Warrant. Mast Hill may convert the MH Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the MH Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions), as well as certain beneficial ownership limitations.

Pursuant to the terms of the MH Note, the Company agreed to pay accrued interest monthly as well as the MH Principal Sum as follows: (i) $44,500 on December 20, 2023, (ii) 44,500 on January 20, 2024, (iii) $44,500 on February 20, 2024, (iv) $77,661.43 on March 20, 2024, (v) $77,661.43 on April 20, 2024, (vi) $77,661.43 on May 20, 2024, and (vii) all remaining amounts owed under the MH Note on the MH Maturity Date (each of the aforementioned payments are an “MH Amortization Payment”). If the Company fails to make any MH Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective MH Amortization Payment into shares of common stock as provided in the MH Note at the lesser of (i) the then applicable conversion price under the MH Note or (ii) 85% of the lowest VWAP of the common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the MH Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “MH Event of Default”) occurs at an amount equal to the MH Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The MH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the MH Note, the MH Warrant, or the MH SPA.

Upon the occurrence of any MH Event of Default, the MH Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the MH Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an MH Event of Default, additional interest will accrue from the date of the MH Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The MH Warrant is exercisable for five years from June 20, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the MH Warrant. The MH Warrant also contains certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the MH Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the MH Note and pursuant to the terms of the MH SPA, the Company issued 741,666 restricted shares of the Company’s common stock (the “MH Commitment Shares”) to Mast Hill at closing. The MH SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the MH Commitment Shares as well as the shares of common stock underlying the MH Note and MH Warrant. In addition to the beneficial ownership limitations provided in the MH Note and MH Warrant, the sum of the number of shares of common stock that may be issued under the MH SPA (including the MH Commitment Shares), MH Note, and MH Warrant shall be limited to 17,720,448 as further described in the MH SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Zsebok Resignation

On June 28, 2023, the Company entered into a separation and general release agreement (the “Zsebok Agreement”) with Jim Zsebok and RTZ Consulting Group, Inc. (“RTZ”, and collectively with Mr. Zsebok, the “Zsebok Parties”), an entity owned by Mr. Zsebok. Pursuant to the terms of the Zsebok Agreement, all independent contract relationships between the Company and the Zsebok Parties were terminated, and Mr. Zsebok resigned from the position of the Company’s Principal Financial Officer. The Company issued to RTZ (i) 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2021 Equity Incentive Plan; and (ii) 335,000 unregistered shares of the Company’s common stock for the full satisfaction of the Company’s obligations to the Zsebok Parties in connection with such termination and resignation.

Sethi Appointment

On July 7, 2023, the Company’s Board of Directors appointed Vivek “Vik” Sethi, as the Company’s Principal Financial Officer. Mr. Sethi will also serve as the Company’s principal accounting officer.

The Company agreed to pay Mr. Sethi an annual base salary of CAD$100,000 (approximately $76,000) in exchange for his services as Principal Financial Officer.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended May 31, 2023, revenues from healthcare services and product sales were 61% and 39%, respectively, of the Company’s total revenues for the quarter.

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

Stockholder approval of the Exchange Offers and Amendments was required by Nasdaq Rule 5635(d), which requires stockholder approval prior to a 20% issuance of securities at a price that is less than the Minimum Price (as defined in the information statement) in a transaction other than a public offering. A 20% issuance is a transaction, other than a public offering, involving the sale, issuance or potential issuance by the company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or substantial stockholders of the company, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance.

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

Although the SWAG Agreement has not yet closed, the parties continue to work together with the intention of closing the transaction. Following the intended closing of SWAG Purchase, SWAG will be a wholly owned subsidiary of the Company and will own title to the Gems, which the Company intends to either collateralize or sell to raise capital.

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

On March 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,086. On April 24, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,840. On May 23, 2023, the Company made a monthly interest-only payment to Mast Hill in the amount of $5,652.

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

On April 21, 2023, the Company made a monthly interest-only payment to FirstFire in the amount of $5,730. On May 22, 2023, the Company made a monthly interest-only payment to FirstFire in the amount of $5,730.

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

Share Issuances in Connection with S-1 Warrant Exercises

During the nine month period ended May 31, 2023, the Company issued 4,510,000 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”).

Share Issuances in Connection with Note Conversions

During the nine month period ended May 31, 2023, the Company issued an aggregate of 94,185,340 shares of common stock to certain note holders upon conversion of their notes. As of May 31, 2023, (i) the principal balance owed by the Company to Hudson Bay pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to Hudson Bay is $0, (ii) the principal balance owed by the Company to CVI pursuant to the senior secured convertible note, dated as of December 14, 2021, as amended, issued by the Company to CVI is $0; and (iii) the principal balance owed by the Company to Jefferson pursuant to the secured convertible note, dated as of November 17, 2021, as amended, issued by the Company to Jefferson is $0.

Mast Hill SPA, Note & Warrant

On June 20, 2023, the Company entered into a securities purchase agreement (the “MH SPA”) with Mast Hill, pursuant to which the Company issued an 12% unsecured promissory note (the “MH Note”) with a maturity date of June 20, 2024 (the “MH Maturity Date”), in the principal sum of $445,000 (the “MH Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 776,614 shares of the Company’s common stock (the “MH Warrant”) to Mast Hill pursuant to the MH SPA. Pursuant to the terms of the MH Note, the Company agreed to pay the MH Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The MH Note carries an OID of $44,500. Accordingly, on the Closing Date (as defined in the MH SPA), Mast Hill paid the purchase price of $400,500 in exchange for the MH Note and MH Warrant. Mast Hill may convert the MH Note into the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the MH Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions), as well as certain beneficial ownership limitations.

Pursuant to the terms of the MH Note, the Company agreed to pay accrued interest monthly as well as the MH Principal Sum as follows: (i) $44,500 on December 20, 2023, (ii) 44,500 on January 20, 2024, (iii) $44,500 on February 20, 2024, (iv) $77,661.43 on March 20, 2024, (v) $77,661.43 on April 20, 2024, (vi) $77,661.43 on May 20, 2024, and (vii) all remaining amounts owed under the MH Note on the MH Maturity Date (each of the aforementioned payments are an “MH Amortization Payment”). If the Company fails to make any MH Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective MH Amortization Payment into shares of common stock as provided in the MH Note at the lesser of (i) the then applicable conversion price under the MH Note or (ii) 85% of the lowest VWAP of the common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the MH Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “MH Event of Default”) occurs at an amount equal to the MH Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The MH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the MH Note, the MH Warrant, or the MH SPA.

Upon the occurrence of any MH Event of Default, the MH Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the MH Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an MH Event of Default, additional interest will accrue from the date of the MH Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The MH Warrant is exercisable for five years from June 20, 2023, at an exercise price of $0.25 per share, subject to adjustment as provided in the MH Warrant. The MH Warrant also contains certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the MH Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions.

As additional consideration for the purchase of the MH Note and pursuant to the terms of the MH SPA, the Company issued 741,666 restricted shares of the Company’s common stock (the “MH Commitment Shares”) to Mast Hill at closing. The MH SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the MH Commitment Shares as well as the shares of common stock underlying the MH Note and MH Warrant. In addition to the beneficial ownership limitations provided in the MH Note and MH Warrant, the sum of the number of shares of common stock that may be issued under the MH SPA (including the MH Commitment Shares), MH Note, and MH Warrant shall be limited to 17,720,448 as further described in the MH SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Zsebok Resignation

On June 28, 2023, the Company entered into a separation and general release agreement (the “Zsebok Agreement”) with Jim Zsebok and RTZ Consulting Group, Inc. (“RTZ”, and collectively with Mr. Zsebok, the “Zsebok Parties”), an entity owned by Mr. Zsebok. Pursuant to the terms of the Zsebok Agreement, all independent contract relationships between the Company and the Zsebok Parties were terminated, and Mr. Zsebok resigned from the position of the Company’s Principal Financial Officer. The Company issued to RTZ (i) 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2021 Equity Incentive Plan; and (ii) 335,000 unregistered shares of the Company’s common stock for the full satisfaction of the Company’s obligations to the Zsebok Parties in connection with such termination and resignation.

Sethi Appointment

On July 7, 2023, the Company’s Board of Directors appointed Vivek “Vik” Sethi, as the Company’s Principal Financial Officer. Mr. Sethi will also serve as the Company’s principal accounting officer.

The Company agreed to pay Mr. Sethi an annual base salary of CAD$100,000 (approximately $76,000) in exchange for his services as Principal Financial Officer.

For the three months ended May 31, 2023 compared to the three months ended May 31, 2022

Revenues for the three months ended May 31, 2023 were $3,292,933, representing a decrease of $10,558,950, or 76%, from $13,851,883 for the same period in 2022. The decrease in revenue is principally due to the decrease in outsourced product sales and IoNovo Iodine. Acenzia’s and Terragenx’s revenue for the three months ended May 31, 2023 was $896,405 and $5,866, respectively. Revenue from our healthcare services decreased by 8% when comparing the revenue for the three months ended May 31, 2023 to the same period in 2022.

Cost of revenues for the three months ended May 31, 2023 was $1,978,839, representing a decrease of $9,464,162, or 83%, from $11,443,001 for the same period in 2022. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 66% and 51%, respectively, for the three months ended May 31, 2023. The cost of revenue for our healthcare and product sales segment was 57% and 87%, respectively, for same period in 2022. The decrease in cost of revenues as a percentage of revenue for our product sales segment was principally due to the decrease in product costs.

Operating costs for the three months ended May 31, 2023 were $2,744,512, representing a decrease of $867,116, or 24%, from $3,611,628 for the same period in 2022. The decrease in operating costs was principally due to the decrease in overhead expenses and depreciation and amortization.

Interest expense for the three months ended May 31, 2023 was $9,570, representing a decrease of $503,828, or 98%, from $513,398 for the same period in 2022. The decrease was due to cash payment and conversion of convertible notes to common stock as of May 31, 2023.

Amortization of debt discount for the three months ended May 31, 2023 was $156,037, representing a decrease of $1,977,853 from $2,133,890 for the same period in 2022. The decrease was due to convertible notes which were settled during the period.

Foreign currency transaction gain for the three months ended May 31, 2023 was $48,333 compared to $97,654 for the same period in 2022. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in U.S. Dollars. The exchange rate between the Canadian Dollar and the U.S. Dollar decreased during the third fiscal quarter of 2022; therefore, creating a foreign currency transaction gain as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended May 31, 2023 was $1,497,330, representing a decrease of $2,312,724, or 61%, from $3,810,054 for the same period in 2022. The decrease in net loss was principally due to the decrease in operating expenses.

For the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022

Revenues for the nine months ended May 31, 2023 were $9,268,722, representing a decrease of $10,614,311, or 53%, from $19,883,033 for the same period in 2022. The decrease in revenue was principally due to the decrease in outsourced product sales and IoNovo Iodine. Acenzia’s and Terragenx’s revenue for the nine months ended May 31, 2023 was $2,132,554 and $47,190, respectively. Revenue from our healthcare services increased by 7% when comparing the revenue for the nine months ended May 31, 2023 to the same period in 2022.

Cost of revenues for the nine months ended May 31, 2023 were $5,244,192, representing a decrease of $9,747,139, or 65%, from $14,991,331 for the same period in 2022. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 57% and 55%, respectively, for the nine months ended May 31, 2023. The cost of revenue for our healthcare and product sales segment was 60% and 82%, respectively, for same period in 2022. The decrease in cost of revenues as a percentage of revenue for our product sales segment was principally due to the decrease in product costs.

Operating costs for the nine months ended May 31, 2023 were $9,483,718, representing a decrease of $95,065, or 1%, from $9,578,783 for the same period in 2022. The decrease in operating costs was principally due to the decrease in overhead expenses and depreciation and amortization.

Interest expense for the nine months ended May 31, 2023 was $240,520, representing a decrease of $1,567,790, or 87%, from $1,808,310 for the same period in 2022. The decrease is due to cash payment and conversion of convertible notes to common stock as of May 31, 2023.

Amortization of debt discount for the nine months ended May 31, 2023 was $4,386,899, representing an increase of $732,147 from $3,654,752 for the same period in 2022. The increase is due to amortization of the debt discounts associated with the convertible notes issued in November 2021, December 2021, February 2023, and March 2023.

Foreign currency transaction gains for the nine months ended May 31, 2023 was $12,652 compared to foreign currency transaction losses of $303,714 for the same period in 2022. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in U.S. Dollars. The exchange rate between the Canadian Dollar and the U.S. Dollar decreased during the third fiscal quarter of 2022; therefore, creating a foreign currency transaction gain as it will require more Canadian Dollars to repay the debt.

Net loss attributed to Novo Integrated Sciences, Inc. for the nine months ended May 31, 2023 was $10,054,098, representing a decrease of $367,710, or 4%, from $10,421,808 for the same period in 2022. The decrease in net loss was principally due to (i) a decrease in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $2,742,807 for the nine months ended May 31, 2023, and (ii) a decrease in interest expenses.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended May 31, 2023, the Company had a net loss of $10,067,193.

During the nine months ended May 31, 2023, the Company used cash in operating activities of $2,014,543 compared to $6,559,907 of cash used in operating activities for the same period in 2022. The principal reason for the decrease in cash used in operating activities is the net loss incurred and the changes in noncash expenses and changes in operating asset and liability accounts.

During the nine months ended May 31, 2023, the Company used cash from investing activities of $18,870 compared to cash provided by investing activities of $162,654 for the same period in 2022. The principal reason for the change is due to no cash acquired with acquisition nor any payments received from other receivables during the nine months ended May 31, 2023 compared to the same period in 2022.

During the nine months ended May 31, 2023, the Company had cash provided by financing activities of $296,334 compared to $10,802,477 for the same period in 2022. The principal reason for the decrease in cash provided by financing activities was the repayment of convertible notes of $3,033,888, repayment of finance leases of $6,435, repayment to related parties of $56,649 offset by proceeds received from the sale of units, net of issuance costs of $1,795,000, proceeds from exercise of warrants of $451,000 and proceeds from issuance of convertible notes of $925,306. In the same period for 2022, the Company received $15,270,000 from the issuance of convertible notes.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of May 31, 2023, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended May 31, 2023. Accordingly, the Company has decided to delay commencing the projects until the 2023 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal cannabidiol (CBD) applications.

For the three month period ended May 31, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $2,019,869, representing an 8% decrease of $180,020 compared to $2,199,889 during the same period in 2022.

For the nine month period ended May 31, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $6,075,237, representing a 3% decrease of $177,852 compared to $6,253,089 during the same period in 2022.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $170,149, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $113,432.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $500,568, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $333,712.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at May 31, 2023, the Company believes there was no additional impairment of its goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2023, the Company issued 955,000 shares of common stock pursuant to a Securities Purchase Agreement, dated March 21, 2023.

The above sale was made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act, Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

4.2	Common Stock Purchase Warrant, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.1	Promissory Note, dated as of February 23, 2023, by and between the Company and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.2	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.3	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.4	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.5	Securities Purchase Agreement, dated as of April 26, 2023, by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

10.6	Promissory Note, dated as of April 26, 2023, issued by the registrant to RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

10.7	Promissory Note, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.8	Securities Purchase Agreement, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.9	Separation and General Release Agreement, dated as of June 28, 2023, by and between Novo Integrated Sciences, Inc., Jim Zsebok, and RTZ Consulting Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: July 17, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: July 17, 2023	By:	/s/ Vivek Sethi
Vivek Sethi
Principal Financial Officer (principal financial officer and principal accounting officer)

