Form 10-K
period 2023-08-31
Novo Integrated Sciences, Inc.
filed 2023-12-14
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2023, was $16,082,780.

There were 17,291,192 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 14, 2023.

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

Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with 127 clinics across Canada with 97 affiliate clinics in Ontario province and 30 affiliate clinics located throughout Alberta, Nova Scotia and Newfoundland.

The PPN is a network of five major insurance companies and their subsidiaries, totaling 26 insurance companies. PPN member insurance companies, in need of specific multidisciplinary primary health care solutions for their patients, send referrals to specific clinics registered through the PPN. We, as one of three major providers to the PPN, receive referrals through the PPN. This subset of business is a continuous source of referrals, from the insurance company payer to the approved group of clinics meeting the insurance companies’ pre-determined set of criteria for what they believe to be an appropriate clinical setting. Affiliate clinics pay us a mix of a flat fee and a percentage-based fee upon receipt of a payment for a service referral through the PPN.

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

On December 15, 2021, NHL entered into an Amended and Restated Master Facility License Agreement (the “Amended and Restated Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). The Amended and Restated Canada License Agreement had the effect of (i) removing NHL’s obligation to develop and open a certain number of facilities within certain designated time periods; and (ii) revising the default provisions such that certain defaults will result only in termination with respect to a specific facility, rather than of the license itself. As a result of the Amended and Restated Canada License Agreement, NHL may continue to develop and open additional facilities for business. The initial location is in the Brampton Ontario LA Fitness facility with more locations to follow in Ontario province.

We cannot guarantee that the U.S. License Agreement will be amended to allow for an extension of its timeline. Opening of our micro-clinic facilities may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate in U.S. based LA Fitness locations remains intact and we are unable to verify our schedule to commence opening our micro-clinics in U.S. based LA Fitness locations.

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

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, an Ontario corporation formed in 2006, NHL has more than 15-years’ experience of providing certain multidisciplinary related healthcare services and products to the eldercare community. In 2017, based on the philosophical overlap and synchronicity between PT and OT, NHL launched its occupational therapy sector of services for our eldercare clients. NHL’s eldercare focused OT and PT services and products are in direct competition with the top providers in this sector. We offer an extensive roster of both OT and PT clinicians certified by the Ministry of Health for assistive device assessment under the Assistive Device Program which, when the individual meets the criteria, allows our eldercare clients access to significant funding subsidies to purchase varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters).

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

Novo Connect

The Company believes the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient. Novo Connect, the Company’s proprietary mobile application, is a secure, cloud-based health and commerce web application intended to assist patients as they explore, connect, manage, and have direct control of their personalized health and wellness needs. Novo Connect is designed to integrate the Company’s interconnected technology and provide the patient a single platform with a robust healthcare ecosystem of services, products, and digital health offerings.

The current system for delivery and access to primary care is fragmented, requiring patients to use multiple access points, portals, and applications to track various practitioner and health plan interactions for which each practitioner and health plan maintains separate records. Too many times, as a patient ages, the current systems make it almost impossible to have a central data set of a patients’ health history, many times losing various time periods of health history. Novo Connect is intended to empower the patient by providing a single platform that offers care services, tracking, and secure recordkeeping to better navigate care choices.

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

As of August 31, 2023, Novo Connect is in limited commercialization through certain of the Company’s corporate owned clinics with expanded commercialization intended to launch in the spring of 2024.

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

Remote Patient Monitoring (“RPM”)

Our RPM program is intended to empower a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review. The RPM program allows us to further expand on our patient-first care philosophy of maintaining an on-going connection with our patient community, beyond the traditional confines of a clinic, extending oversight of patient care and monitoring directly into the patient’s home.

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

Terragenx Inc. and Iodine Micro-nutrient

On November 17, 2021, NHL acquired a 91% controlling interest in Terragenx Inc. and the Company acquired the intellectual property portfolio for the unique formulation and manufacturing capability to produce a water-soluble, iodine micro-nutrient oral sprays that is 100% pure and natural with no chemicals, no plastics, and no alcohol (“IoNovo”). The IoNovo oral spray line of products are (i) designed to be delivered via oral spray which is proven to be significantly more effective in absorption than pill or gel capsules, and (ii) FDA and Health Canada approved for over-the-counter and e-commerce distribution.

Iodine is a naturally occurring element and essential nutrient used by the thyroid gland to manufacture necessary hormones in the human body. Iodine is recognized as a world class disinfectant and is one of nature’s finest microbial killers of bacteria and virus deactivators. For decades, the global medical community has recognized Iodine as an essential micronutrient that assists the thyroid to produce T3 and T4 hormones needed for a healthy metabolism, immune system, increased energy levels, and cognitive development, Additionally, Iodine is known to promote healthy skin, nails, and hair.

While iodine alone cannot be ingested as a stand-alone ingredient, through the acquisition of Terragenx and the Iodine IP, Novo has acquired the intellectual property for iodine in an aqueous form that can be safely ingested and has been proven to kill viruses, bacteria and protozoa when sprayed onto your mucous membranes, the entry points for various airborne viruses.

The Company has been granted Natural Product Numbers (NPN) by Health Canada for each of IoNovo GO Iodine, IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray. An NPN is a product license assessed and granted by Health Canada to commercialize a product that is found to be safe, effective, and of high quality. In addition, Turkey’s Ministry of Health has granted a registration number and provided regulatory approval for both IoNovo for Kids and IoNovo Iodine as a dietary supplement determined to be safe, effective, of high quality, and eligible for sale in Turkey.

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

a.	Canada patent pending for spray devices for dispensing aqueous iodine, and methods of making and using spray devices that dispense aqueous iodine
b.	U.S. patent pending for controlled gaseous iodine sublimation from solid iodine for atmospheric iodine nutrition, disinfection and therapeutic uses
c.	U.S. patent pending for an apparatus to produce atmospheric nutritional & disinfectant iodine
d.	U.S. patent pending for automated high output aqueous iodine production and bottling system

Recent Developments

September 2023 Mast Hill SPA

On September 12, 2023, the Company entered into a securities purchase agreement (the “September 2023 Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% promissory note (the “September 2023 Mast Hill Note”) with a maturity date of September 12, 2024 (the “September 2023 Mast Hill Maturity Date”), in the principal sum of $3,500,000. Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 Mast Hill Note carries an original issue discount (“OID”) of $350,000. Accordingly, on the closing date, Mast Hill paid the purchase price of $3,150,000 in exchange for the September 2023 Mast Hill Note. Mast Hill may convert the September 2023 Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 Mast Hill Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 12, 2023, (ii) $350,000 plus accrued interest on March 12, 2024, (iii) $350,000 plus accrued interest on April 12, 2024, (iv) $350,000 plus accrued interest on May 12, 2024, (v) $595,000 plus accrued interest on June 12, 2024, (vi) $595,000 plus accrued interest on July 12, 2024, (vii) $595,000 plus accrued interest on August 12, 2024, and (viii) all remaining amounts owed under the September 2023 Mast Hill Note on the September 2023 Mast Hill Maturity Date (each of the aforementioned payments is an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill will have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the September 2023 Mast Hill Note at the lesser of (i) the then applicable conversion price under the September 2023 Mast Hill Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Note) occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 Mast Hill Note or September 2023 Mast Hill SPA.

Upon the occurrence of any Event of Default, the September 2023 Mast Hill Note shall become immediately due and payable and the Company will pay to Mast Hill an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 Mast Hill Note. Further, pursuant to the September 2023 Mast Hill SPA, the Company agreed to transfer its rights to the charges/mortgages evidenced by Instrument Nos. CE925256 (in the amount of CDN$1,600,000) and CE888785 (in the amount of CDN$1,800,000) on the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, to Mast Hill as security for the Company’s repayment of the September 2023 Mast Hill Note. In addition to the beneficial ownership limitations provided in the September 2023 Mast Hill Note, the sum of the number of shares of common stock that may be issued under the September 2023 Mast Hill SPA and September 2023 Mast Hill Note shall be limited to 1,772,045 shares as further described in the September 2023 Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

The Company’s subsidiary, Acenzia Inc. (“Acenzia”), entered into a guaranty with Mast Hill on September 12, 2023. Acenzia guaranteed the repayment of the September 2023 Mast Hill Note and granted Mast Hill a security interest in Acenzia’s assets, including but not limited to, the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada.

September 2023 FirstFire SPA & Note

On September 18, 2023, the Company entered into a securities purchase agreement (the “September 2023 FirstFire SPA”) with FirstFire Global Opportunities Fund, L.P. (“FirstFire”), pursuant to which the Company issued an 12% promissory note (the “September 2023 FirstFire Note”) with a maturity date of September 18, 2024, in the principal sum of $277,778. Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 FirstFire Note carries an OID of $27,778. Accordingly, on the closing date, FirstFire paid the purchase price of $250,000 in exchange for the September 2023 FirstFire Note. FirstFire may convert the September 2023 FirstFire Note into the Company’s common stock, at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 FirstFire Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 18, 2023, (ii) $27,778 plus accrued interest on March 18, 2024, (iii) $27,778 plus accrued interest on April 18, 2024, (iv) $27,778 plus accrued interest on May 18, 2024, (v) $47,222 plus accrued interest on June 18, 2024, (vi) $47,222 plus accrued interest on July 18, 2024, (vii) $47,222 plus accrued interest on August 18, 2024, and (viii) all remaining amounts owed under the September 2023 FirstFire Note on the maturity date (each of the aforementioned payments is a “FirstFire Amortization Payment”). If the Company fails to make any FirstFire Amortization Payment, then FirstFire shall have the right to convert the amount of such respective FirstFire Amortization Payment into shares of common stock as provided in the September 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the September 2023 FirstFire Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 FirstFire Note at any time prior to the date that an event of default occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 FirstFire Note or September 2023 FirstFire SPA.

Upon the occurrence of any event of default, the September 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 FirstFire SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 FirstFire Note. In addition to the beneficial ownership limitations provided in the September 2023 FirstFire Note, the sum of the number of shares of common stock that may be issued under the September 2023 FirstFire SPA and September 2023 FirstFire Note shall be limited to 480,156 as further described in the September 2023 FirstFire SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Acenzia entered into a guaranty with FirstFire on September 18, 2023. Acenzia guaranteed the repayment of the September 2023 FirstFire Note and granted FirstFire a security interest in Acenzia’s assets, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, which is junior in priority to the security interest granted by Acenzia to FirstFire.

Bylaws Amendment

On September 27, 2023, the Company’s Board of Directors (the “Board”) adopted an amendment (the “Bylaws Amendment”) to the Company’s bylaws that had the effect of reducing the quorum at all meetings of the Company’s stockholders for the transaction of business, except as otherwise provided by statute or by the Company’s articles of incorporation, as amended, to one-third (33⅓%) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy (the “Reduced Quorum Requirement”). The Company’s bylaws previously provided that the holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote would constitute a quorum at all meetings of stockholders for the transaction of business.

Blacksheep Master (Asset Transfer) Agreement

On September 27, 2023, the Company entered into a Master (Asset Transfer) Agreement (the “Master Agreement”) by and between the Company and Blacksheep Trust (“Blacksheep”). Pursuant to the terms of the Master Agreement, Blacksheep agreed to transfer, on such dates as agreed to by the Company and Blacksheep, to the Company certain collateral equal to $1 billion and controlled by Blacksheep (the “Collateral”). The Collateral will be used by the Company for monetization. The consideration for the Collateral is equal to 15% of the monetization, advanced within five business days of clear access to the monetization or monetization facility.

The parties to the Master Agreement intend that the transfer of Collateral will be duly validated and authenticated by third-party audit procedures, said audit will allow for the transfer and monetization of the transferred Collateral, free and clear of any liens, claims or encumbrances, from Blacksheep to the Company and that the Collateral will not be a part of Blacksheep’s property for any purposes under state or federal law.

Pursuant to the terms of the Master Agreement, Blacksheep will be entitled to an annual distribution of 10% of net profits as identified by an independent auditor based on the Company’s business activity resulting from the direct investment of any funds derived from the monetization of transferred Collateral.

The Company has the right to the Collateral for no more than 15 years from the date of monetization, with the Company’s exclusive right to repatriate the Collateral to Blacksheep sooner without penalty. Blacksheep will be permitted one seat on the Company’s Board, which position will remain available for the term of the Collateral transfer or until the Collateral is repatriated to Blacksheep.

Any draw against the monetization of the Collateral will require unanimous Board consent.

The Master Agreement contains customary representations, warranties, and covenants of the Company and Blacksheep.

2023 Equity Incentive Plan

On September 29, 2023, stockholders of the Company approved the 2023 Equity Incentive Plan.

Reverse Stock Split

The Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market (“Nasdaq”) on November 6, 2023, and the Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

Purchase and Sale Agreement – Ophir Collection

On November 21, 2023, the Company entered into a Purchase and Sale Agreement (“Ophir Agreement”) between the Company and Blake Alsbrook, solely in his capacity as Court-appointed successor receiver (the “Successor Receiver”) in Ocean Thermal Energy Corporation v. C. Robert Coe II, et al., United States District Court for the Central District of California (the “Court”) Case No. 2:19-cv-04299 VAP (JPRx) (the “Action”). Pursuant to the terms of the Ophir Agreement, the Company agreed to purchase, and the Successor Receiver agreed to sell to the Company, the Ophir Collection (as hereinafter defined), subject to the contingencies outlined in the Ophir Agreement, including Court approval, which was received on December 1, 2023. The Ophir Agreement was effective upon execution by both parties; however, the Ophir Agreement was subject to approval by the Court.

Pursuant to the Court’s July 2, 2019 order in the Action, as modified by the Court’s February 25, 2022 order in the Action, the Successor Receiver has possession of and right to sell a certain collection of 43 gemstones, 42 of which are certified by the Gemological Institute of America, known as the “Ophir Collection”. Together, the Court’s July 2, 2019 order appointing the original receiver, the Court’s December 3, 2019, order appointing the Successor Receiver, and the Court’s February 25, 2022, order are referred to collectively as the “Receivership Orders.” The Receivership Orders authorized the Successor Receiver to take sole custody, possession, and control of the Ophir Collection and to sell, assign, transfer, convey and deliver title and rights in and to the Ophir Collection subject to the approval of the Court to protect the interests of certain identified creditors.

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 (the “Deposit”) with the Successor Receiver.

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection as follows:

(i)	The Company has the right, at all times after November 21, 2023, to conduct a full and unfettered inspection of the Ophir Collection. While the Company has the right to inspect the Ophir Collection prior to closing, the Company’s inspection will not be a contingency to closing and the inability of the Company to inspect (or the Company’s decision not to inspect) the Ophir Collection prior to closing will not delay or prevent closing.

(ii)	After the Successor Receiver obtains Court approval of the Ophir Agreement, the Company will cause $59,975,000 (representing the $60,000,000 purchase price, less the Deposit) to be paid to the Successor Receiver, on or before December 19, 2023.

(iii)	Within one business day thereafter, the Successor Receiver will assign, transfer, convey and deliver free and clear title and interest in and to, and possession of, the Ophir Collection to the Company.

As a result of entry into the Ophir Agreement, the Company no longer intends to pursue a transaction with SwagCheck Inc. (“SWAG”). The Share Purchase Agreement, dated as of December 23, 2022, by and among the Company, SWAG and all SWAG shareholders, as amended, previously terminated pursuant to its terms.

Nasdaq Notification – Compliance of Minimum Bid Price Requirement

On November 22, 2023, the Company received notice from Nasdaq informing the Company that it has regained compliance with the minimum bid price requirement as set forth under NASDAQ Listing Rule 5550(a)(2) for continued listing on Nasdaq.

As previously disclosed, on November 21, 2022, Nasdaq notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Nasdaq listing rules. As previously disclosed on May 25, 2023, Nasdaq notified the Company that it had until November 20, 2023, to regain compliance by maintaining a minimum closing bid price of $1.00 or more for a minimum of 10 consecutive trading days. The Nasdaq notice states that Nasdaq has determined that for the last 11 consecutive business days, from November 7,2023 to November 21, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, Nasdaq has confirmed that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after November 1, 2023, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Stock Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2023, the Company issued 737,642 restricted shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 11, 2021.

Stock Issuances in Connection with S-1 Warrant Exercises

Subsequent to the fiscal year ended August 31, 2023, the Company issued 240,400 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”).

Stock Issuance – Consulting Agreements

Subsequent to the fiscal year ended August 31, 2023, the Company issued 375,000 restricted shares of common stock as consideration for consulting services.

Stock Issuance – Mast Hill Cashless Warrant Exercise

On September 18, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 restricted shares of the Company’s common stock.

On October 23, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $445,000 Mast Hill Warrant Agreement, dated June 20, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 138,703 restricted shares of the Company’s common stock.

Stock Issuance – FirstFire Cashless Warrant Exercise

On October 12, 2023, FirstFire fully exercised all warrants granted under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the FirstFire Warrant, the Company issued 53,532 restricted shares of the Company’s common stock.

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

●	Expand Operations into the United States through:

○	the introduction and deployment of our various interconnected technology platforms to deliver the Company’s array of primary care services and products.

○	Establish micro clinics in existing facilities through partnerships with existing U.S. based operators of healthcare related services and products such as pharmacies and big-box retail outlets.

○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas.

○	The strategic acquisition of targeted U.S. operating pharmacies in key geographical areas.

○	Establishment of strategic affiliations, alliances and partnerships with existing U.S. health care provider facilities allowing us immediate access to their client base.

●	Open Micro-Clinic Facilities through our Canada and U.S.LA Fitness Master Facility License Agreements. Micro-clinic facilities are reduced footprint clinics, primarily located within the footprint of box-store commercial enterprises, focused on providing both (i) multidisciplinary primary care and medical technology related services, and (ii) health and wellness products. Under the terms of our agreements with LA Fitness (U.S. and Canada), we are planning to operate micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physiotherapy and occupational therapy services.

●	Further Development and Usage of Novo Connect and Telemedicine/Telehealth Medical Technology Platform.

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

●

Build an Intellectual Property and Patent Portfolio. In addition to the Company’s current portfolio of Intellectual Property (IP), patent-pending and patent assets, we intend to acquire or obtain licensing rights for IP and patents related to health sciences and health and wellness products, and nano-formulation.

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

On December 15, 2021, NHL entered into an Amended and Restated Master Facility License Agreement (the “Amended and Restated Canada License Agreement”) with LAF Canada Company (“LA Fitness Canada”). The Amended and Restated Canada License Agreement had the effect of (i) removing NHL’s obligation to develop and open a certain number of facilities within certain designated time periods; and (ii) revising the default provisions such that certain defaults will result only in termination with respect to a specific facility, rather than of the license itself. As a result of the Amended and Restated Canada License Agreement, NHL may continue to develop and open additional facilities for business. The initial location is in the Brampton Ontario LA Fitness facility with more locations to follow in Ontario province.

We cannot guarantee that the U.S. License Agreement will be amended to allow for an extension of its timeline. Opening of our micro-clinic facilities may vary from state to state; however, our model plan to partner and sub-license with existing local clinic ownership to launch and operate in U.S. based LA Fitness locations remains intact and we are unable to verify our schedule to commence opening our micro-clinics in U.S. based LA Fitness locations.

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

Employees

As of August 31, 2023, we employed 127 full-time employees and 103 part-time employees across all Company subsidiaries. Specific to our clinic and eldercare services, approximately 90% of our clinicians and practitioners are contracted as independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

Medical Cannabidiol Product Offering (Future Growth Initiative)

As discussed in the Business Growth Initiative section above, we intend to expand our business to include the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada and authorized U.S. states. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for health care providers in place of prescribing opioids to patients.

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

Terragenx Share Exchange Agreement

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

Joint Venture Agreement with Farm 7 Group Inc. for the Kenya Agricultural Cooperative Project

On August 14, 2023, the Company and Farm 7 Group Inc., a Canada corporation, completed a Joint Venture Agreement (the “Farm 7 JV”) to establish a joint venture entity in a Canadian jurisdiction, mutually acceptable to both parties, to assist in development, administration and the arrangement of structured financing for the implementation and commencement of the “Kenya Agricultural Cooperative Project”, in particular a Kenya centric agricultural project with executed uptake contracts for agricultural goods with a term of thirty years involving up to 9 million hectares of land participating under a cooperative structure. The Farm 7 JV provides for the annual distribution of the net profits 75% to F7 and 25% to the Company.

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

For the fiscal years ended August 31, 2023 and 2022, we reported net losses attributed to Novo Integrated Sciences of $13,214,552 and $32,849,215, respectively, and negative cash flow from operating activities of $2,243,315 and $5,884,145, respectively. As of August 31, 2023, we had an aggregate accumulated deficit of $67,033,041.

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

Our future success depends on the continuing efforts of our executive officers, our founders and other key employees, in particular Robert Mattacchione, our Chief Executive Officer, Christopher David, our Chief Operating Officer/President and Vivek Sethi, CPA, CA, our Principal Financial Officer. We rely on the leadership, knowledge and experience that our executive officers, founders and key employees provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition, and results of operations.

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

Our amended and rested articles of incorporation provide that the state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

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

Our business is seasonal, which may impact results of operations.

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

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for each or all of our Medical Technology Platforms, which is both costly and time-consuming. We are still in the process of evaluating the patent potential of each and all of our Medical Technology Platforms. The Patent Office typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of each or all of our Medical Technology Platforms, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States and Canada are maintained in secrecy until the patent issues and, since publication of patents tends to lag actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 17,291,192 shares of our common stock outstanding as of December 14, 2023, approximately 14,653,019 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

Our Company, like other manufacturers, wholesalers and distributors of nutraceutical products, faces an inherent risk of exposure to product liability and personal injury claims if, among other things, the use or ingestion of our products, results in sickness or injury. Our current products consist of tablets, powdered beverages, dietary supplements, pain creams, liquids, gels, minerals, herbs and other ingredients that are classified as foods or dietary supplements. If the materials that we use to create these current products or our planned products are contaminated and if our quality control processes fail to detect issues in these materials, we may be obligated to recall affected products, and if we are found liable for product liability or personal injury claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business and harm our reputation. We currently maintain a product liability insurance policy that provides up to CAD$5,000,000 in product liability coverage. However, there can be no assurance that our existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms. In the event that any of the foregoing occurs, we risk the loss of net revenues, increased administrative costs and will likely suffer an adverse effect on our operating results.

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

Our wholly owned subsidiary, Novo Healthnet Limited, has corporate offices located at 3905 Major MacKenzie Drive, Suite 115, Vaughan Ontario Canada L4H 4J9. This location is approximately 1,160 square feet. The lease expired on June 30, 2023, and it is subject to a 1-year renewal provided the landlord receives notice from the tenant no later than 3-months prior to the lease expiration date. Terms of the lease provide for a base rent payment of CAD$2,030 (approximately $2,657 as of August 31, 2023) per month.

Novo Healthnet Limited currently operates our 17 corporate-owned clinics through standard tenancy agreements out of leased properties located at:

(1)	Novo Healthnet Limited (Niagara Falls)
4056 Dorchester Rd., Suites 104 & 105, Niagara Falls, Ontario L2E 6M9, Canada;

(2)	Novo Healthnet Limited (Richmond Hill)
9665 Bayview Ave., Suite 10, Richmond Hill, Ontario L4C 9V4, Canada;

(3)	Novo Healthnet Limited (Windsor)
250 Tecumseh Rd. E., Building 100, Unit 150, Windsor, Ontario N8X 2R3, Canada;

(4)	Back on Track Physio & Health Centres (Scarborough)
8 Glen Watford Drive, Unit G3-G5, Scarborough, Ontario M1S 2C1, Canada;

(5)	Back On Track Physio & Health Centres (Antares)
6 Antares Drive Ph 1, Unit 3, Nepean, Ontario K2E 8A9, Canada;

(6)	Back On Track Physio & Health Centres (Richmond)
6265 Perth St, Richmond, Ontario K0A 2Z0, Canada;

(7)	Back On Track Physio & Health Centres (Hunt Club)
380 Hunt Club Rd. Suite 107, Ottawa, Ontario K1V 1C1, Canada;

(8)	Back On Track Physio & Health Centres (Findlay Creek)
4744 Bank Street, Unit 2, Gloucester, Ontario K1T 0K8, Canada;

(9)	Back On Track Physio & Health Centres (Bells Corners)
2006 Robertson Rd., Unit 2, Nepean, Ontario K2H 1A5, Canada;

(10)	Back On Track Physio & Health Centres (Manotick)
5230B Mitch Owens Road, Manotick, Ontario K4M 1B2, Canada;

(11)	Back On Track Physio & Health Centres (Carleton Place)
515 McNeely Drive, Unit 3, Carleton Place, Ontario K7C 0A8, Canada;

(12)	Back On Track Physio & Health Centres (Kemptville)
301 Rideau Street, Kemptville, Ontario K0G 1J0, Canada;

(13)	Back On Track Physio & Health Centres (Perth)
9 Eric Devlin Lane. Unit 100, Perth, Ontario K7H 0C4, Canada;

(14)	Back On Track Physio & Health Centres (Rockland)
2741 Chamberland St., Unit 208 Rockland, Ontario K4K 0B8 Canada.

(15)	Fairway Physiotherapy & Sports Injury – Mountdale
620 Arthur St W Unit #4, Thunder Bay, Ontario P7E 5R8 Canada

(16)	Fairway Physiotherapy – NovaCare
1600 Dease St. Thunder Bay, Ontario P7C 5H4 Canada

NHL leases premises for the foregoing 16 corporate-owned clinics, ranging in terms of 0 to 10 years, with monthly lease rates ranging from CAD$904 (approximately $904.00 as of August 31, 2023) to CAD$11,822.78 (approximately $11,822.78 as of August 31, 2023). The aggregate monthly rent for the corporate-owned clinic properties is CAD$103,650.11 (approximately $103,650.011 as of August 31, 2023). These leases have expiration dates between 2023 and 2031.

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

On December 13, 2023, the closing price of our common stock as reported on the Nasdaq Capital Markets was $1.18 and there were approximately 527 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

During the fiscal year ended August 31, 2023, the Company engaged in the following stock issuances that were not registered under the Securities Act:

●	On October 26, 2022, the Company issued 3,623 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

●	On January 5, 2023, the Company issued 115,935 shares of common stock pursuant to exchange for shares of common stock underlying certain warrants.

●	On January 25, 2023, the Company issued 320,202 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021.

●	On February 24, 2023, the Company issued 95,500 restricted shares of common stock pursuant to a Securities Purchase Agreement, dated February 23, 2023.

●	On March 22, 2023, the Company issued 95,500 restricted shares of common stock pursuant to a Securities Purchase Agreement, dated March 21, 2023.

●	On June 1, 2023, the Company issued 75,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On June 20, 2023, the Company issued 74,167 restricted shares of common stock pursuant to a Securities Purchase Agreement, dated June 20, 2023.

●	On June 28, 2023, the Company issued 33,500 restricted shares of common stock pursuant to a Separation and General Release agreement, dated June 28, 2023.

●	On July 3, 2023, the Company issued 75,000 restricted shares of common stock as consideration for a Consulting Agreement.

●	On August 1, 2023, the Company issued 75,000 restricted shares of common stock as consideration for a Consulting Agreement.

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

The Company’s product offering ecosystem is being built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally. Our 2021 acquisitions of Acenzia, PRO-DIP, LLC (“PRO-DIP”) and Terragenx Inc. (“Terragenx”) support this Third Pillar. The Company owns a 91% controlling interest in Terragenx. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office on March 15, 2022. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. On April 4, 2022, NHL was granted a Natural Product Number (NPN) by Health Canada for IoNovo GO Iodine which is the Company’s forth iodine related product to recently be granted a NPN by Health Canada following IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray.

We have two reportable segments: healthcare services and product sales. For fiscal year 2023, revenues from healthcare services and product sales were 65% and 34%, respectively, of the Company’s total revenues for the year. We expect the percentage of revenues generated from the product sales segment to continue as a greater percentage compared to the revenue generated from healthcare services over the coming quarters.

Recent Developments

September 2023 Mast Hill SPA

On September 12, 2023, the Company entered into a securities purchase agreement (the “September 2023 Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% promissory note (the “September 2023 Mast Hill Note”) with a maturity date of September 12, 2024 (the “September 2023 Mast Hill Maturity Date”), in the principal sum of $3,500,000. Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 Mast Hill Note carries an original issue discount (“OID”) of $350,000. Accordingly, on the closing date, Mast Hill paid the purchase price of $3,150,000 in exchange for the September 2023 Mast Hill Note. Mast Hill may convert the September 2023 Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 Mast Hill Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 12, 2023, (ii) $350,000 plus accrued interest on March 12, 2024, (iii) $350,000 plus accrued interest on April 12, 2024, (iv) $350,000 plus accrued interest on May 12, 2024, (v) $595,000 plus accrued interest on June 12, 2024, (vi) $595,000 plus accrued interest on July 12, 2024, (vii) $595,000 plus accrued interest on August 12, 2024, and (viii) all remaining amounts owed under the September 2023 Mast Hill Note on the September 2023 Mast Hill Maturity Date (each of the aforementioned payments is an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill will have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the September 2023 Mast Hill Note at the lesser of (i) the then applicable conversion price under the September 2023 Mast Hill Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Note) occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 Mast Hill Note or September 2023 Mast Hill SPA.

Upon the occurrence of any Event of Default, the September 2023 Mast Hill Note shall become immediately due and payable and the Company will pay to Mast Hill an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 Mast Hill Note. Further, pursuant to the September 2023 Mast Hill SPA, the Company agreed to transfer its rights to the charges/mortgages evidenced by Instrument Nos. CE925256 (in the amount of CDN$1,600,000) and CE888785 (in the amount of CDN$1,800,000) on the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, to Mast Hill as security for the Company’s repayment of the September 2023 Mast Hill Note. In addition to the beneficial ownership limitations provided in the September 2023 Mast Hill Note, the sum of the number of shares of common stock that may be issued under the September 2023 Mast Hill SPA and September 2023 Mast Hill Note shall be limited to 1,772,045 shares as further described in the September 2023 Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

The Company’s subsidiary, Acenzia Inc. (“Acenzia”), entered into a guaranty with Mast Hill on September 12, 2023. Acenzia guaranteed the repayment of the September 2023 Mast Hill Note and granted Mast Hill a security interest in Acenzia’s assets, including but not limited to, the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada.

September 2023 FirstFire SPA & Note

On September 18, 2023, the Company entered into a securities purchase agreement (the “September 2023 FirstFire SPA”) with FirstFire Global Opportunities Fund, L.P. (“FirstFire”), pursuant to which the Company issued an 12% promissory note (the “September 2023 FirstFire Note”) with a maturity date of September 18, 2024, in the principal sum of $277,778. Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 FirstFire Note carries an OID of $27,778. Accordingly, on the closing date, FirstFire paid the purchase price of $250,000 in exchange for the September 2023 FirstFire Note. FirstFire may convert the September 2023 FirstFire Note into the Company’s common stock, at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 FirstFire Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 18, 2023, (ii) $27,778 plus accrued interest on March 18, 2024, (iii) $27,778 plus accrued interest on April 18, 2024, (iv) $27,778 plus accrued interest on May 18, 2024, (v) $47,222 plus accrued interest on June 18, 2024, (vi) $47,222 plus accrued interest on July 18, 2024, (vii) $47,222 plus accrued interest on August 18, 2024, and (viii) all remaining amounts owed under the September 2023 FirstFire Note on the maturity date (each of the aforementioned payments is a “FirstFire Amortization Payment”). If the Company fails to make any FirstFire Amortization Payment, then FirstFire shall have the right to convert the amount of such respective FirstFire Amortization Payment into shares of common stock as provided in the September 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the September 2023 FirstFire Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 FirstFire Note at any time prior to the date that an event of default occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 FirstFire Note or September 2023 FirstFire SPA.

Upon the occurrence of any event of default, the September 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 FirstFire SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 FirstFire Note. In addition to the beneficial ownership limitations provided in the September 2023 FirstFire Note, the sum of the number of shares of common stock that may be issued under the September 2023 FirstFire SPA and September 2023 FirstFire Note shall be limited to 480,156 as further described in the September 2023 FirstFire SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Acenzia entered into a guaranty with FirstFire on September 18, 2023. Acenzia guaranteed the repayment of the September 2023 FirstFire Note and granted FirstFire a security interest in Acenzia’s assets, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, which is junior in priority to the security interest granted by Acenzia to FirstFire.

Bylaws Amendment

On September 27, 2023, the Company’s Board of Directors (the “Board”) adopted an amendment (the “Bylaws Amendment”) to the Company’s bylaws that had the effect of reducing the quorum at all meetings of the Company’s stockholders for the transaction of business, except as otherwise provided by statute or by the Company’s articles of incorporation, as amended, to one-third (33⅓%) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy (the “Reduced Quorum Requirement”). The Company’s bylaws previously provided that the holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote would constitute a quorum at all meetings of stockholders for the transaction of business.

Blacksheep Master (Asset Transfer) Agreement

On September 27, 2023, the Company entered into a Master (Asset Transfer) Agreement (the “Master Agreement”) by and between the Company and Blacksheep Trust (“Blacksheep”). Pursuant to the terms of the Master Agreement, Blacksheep agreed to transfer, on such dates as agreed to by the Company and Blacksheep, to the Company certain collateral equal to $1 billion and controlled by Blacksheep (the “Collateral”). The Collateral will be used by the Company for monetization. The consideration for the Collateral is equal to 15% of the monetization, advanced within five business days of clear access to the monetization or monetization facility.

The parties to the Master Agreement intend that the transfer of Collateral will be duly validated and authenticated by third-party audit procedures, said audit will allow for the transfer and monetization of the transferred Collateral, free and clear of any liens, claims or encumbrances, from Blacksheep to the Company and that the Collateral will not be a part of Blacksheep’s property for any purposes under state or federal law.

Pursuant to the terms of the Master Agreement, Blacksheep will be entitled to an annual distribution of 10% of net profits as identified by an independent auditor based on the Company’s business activity resulting from the direct investment of any funds derived from the monetization of transferred Collateral.

The Company has the right to the Collateral for no more than 15 years from the date of monetization, with the Company’s exclusive right to repatriate the Collateral to Blacksheep sooner without penalty. Blacksheep will be permitted one seat on the Company’s Board, which position will remain available for the term of the Collateral transfer or until the Collateral is repatriated to Blacksheep.

Any draw against the monetization of the Collateral will require unanimous Board consent.

The Master Agreement contains customary representations, warranties, and covenants of the Company and Blacksheep.

2023 Equity Incentive Plan

On September 29, 2023, stockholders of the Company approved the 2023 Equity Incentive Plan.

Reverse Stock Split

The Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market (“Nasdaq”) on November 6, 2023, and the Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

Purchase and Sale Agreement – Ophir Collection

On November 21, 2023, the Company entered into a Purchase and Sale Agreement (“Ophir Agreement”) between the Company and Blake Alsbrook, solely in his capacity as Court-appointed successor receiver (the “Successor Receiver”) in Ocean Thermal Energy Corporation v. C. Robert Coe II, et al., United States District Court for the Central District of California (the “Court”) Case No. 2:19-cv-04299 VAP (JPRx) (the “Action”). Pursuant to the terms of the Ophir Agreement, the Company agreed to purchase, and the Successor Receiver agreed to sell to the Company, the Ophir Collection (as hereinafter defined), subject to the contingencies outlined in the Ophir Agreement, including Court approval, which was received on December 1, 2023. The Ophir Agreement was effective upon execution by both parties; however, the Ophir Agreement was subject to approval by the Court.

Pursuant to the Court’s July 2, 2019 order in the Action, as modified by the Court’s February 25, 2022 order in the Action, the Successor Receiver has possession of and right to sell a certain collection of 43 gemstones, 42 of which are certified by the Gemological Institute of America, known as the “Ophir Collection”. Together, the Court’s July 2, 2019 order appointing the original receiver, the Court’s December 3, 2019, order appointing the Successor Receiver, and the Court’s February 25, 2022, order are referred to collectively as the “Receivership Orders.” The Receivership Orders authorized the Successor Receiver to take sole custody, possession, and control of the Ophir Collection and to sell, assign, transfer, convey and deliver title and rights in and to the Ophir Collection subject to the approval of the Court to protect the interests of certain identified creditors.

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 (the “Deposit”) with the Successor Receiver.

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection as follows:

(i)	The Company has the right, at all times after November 21, 2023, to conduct a full and unfettered inspection of the Ophir Collection. While the Company has the right to inspect the Ophir Collection prior to closing, the Company’s inspection will not be a contingency to closing and the inability of the Company to inspect (or the Company’s decision not to inspect) the Ophir Collection prior to closing will not delay or prevent closing.

(ii)	After the Successor Receiver obtains Court approval of the Ophir Agreement, the Company will cause $59,975,000 (representing the $60,000,000 purchase price, less the Deposit) to be paid to the Successor Receiver, on or before December 19, 2023.

(iii)	Within one business day thereafter, the Successor Receiver will assign, transfer, convey and deliver free and clear title and interest in and to, and possession of, the Ophir Collection to the Company.

As a result of entry into the Ophir Agreement, the Company no longer intends to pursue a transaction with SwagCheck Inc. (“SWAG”). The Share Purchase Agreement, dated as of December 23, 2022, by and among the Company, SWAG and all SWAG shareholders, as amended, previously terminated pursuant to its terms.

Nasdaq Notification – Compliance of Minimum Bid Price Requirement

On November 22, 2023, the Company received notice from Nasdaq informing the Company that it has regained compliance with the minimum bid price requirement as set forth under NASDAQ Listing Rule 5550(a)(2) for continued listing on Nasdaq.

As previously disclosed, on November 21, 2022, Nasdaq notified the Company that its common stock failed to maintain a minimum bid price of $1.00over the previous 30 consecutive business days as required by the Nasdaq listing rules. As previously disclosed on May 25, 2023, Nasdaq notified the Company that it had until November 20, 2023, to regain compliance by maintaining a minimum closing bid price of $1.00 or more for a minimum of 10 consecutive trading days. The Nasdaq notice states that Nasdaq has determined that for the last 11 consecutive business days, from November 7,2023 to November 21, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, Nasdaq has confirmed that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after November 1, 2023, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Stock Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2023, the Company issued 737,642 restricted shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 11, 2021.

Stock Issuances in Connection with S-1 Warrant Exercises

Subsequent to the fiscal year ended August 31, 2023, the Company issued 240,400 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”).

Stock Issuance – Consulting Agreements

Subsequent to the fiscal year ended August 31, 2023, the Company issued 375,000 restricted shares of common stock as consideration for consulting services.

Stock Issuance – Mast Hill Cashless Warrant Exercise

On September 18, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 restricted shares of the Company’s common stock.

On October 23, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $445,000 Mast Hill Warrant Agreement, dated June 20, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 138,703 restricted shares of the Company’s common stock.

Stock Issuance – FirstFire Cashless Warrant Exercise

On October 12, 2023, FirstFire fully exercised all warrants granted under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the FirstFire Warrant, the Company issued 53,532 restricted shares of the Company’s common stock.

For the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022

Revenues for the year ended August 31, 2023 were $12,572,019, representing an increase of $834,082, or 7%, from $11,737,937 for the same period in 2022. The increase in revenue is principally due to an increase in product sales. Acenzia’s and Terragenx’s revenue for the year ended August 31, 2023 was $3,817,346 and $53,751, respectively. Revenue from our healthcare services decreased by 2%, when comparing the revenue for the year ended August 31, 2023 to the same period in 2022.

Cost of revenues for the year ended August 31, 2023 were $7,619,304, representing a decrease of $680,605 or 10%, from $6,938,699 for the same period in 2022. Cost of revenues as a percentage of revenue was 61% for the year ended August 31, 2023 and 59% for same period in 2022. The increase in cost of revenues as a percentage of revenue was principally due to the increase in product costs.

Operating costs for the year ended August 31, 2023 were $13,505,877, representing a decrease of $16,320,038, or 55%, from $29,825,915 for the same period in 2022. The decrease in operating costs is principally due to (i) the decrease in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx, and (ii) no further impairment of intangible assets and goodwill being recognized in the year ended August 31, 2023.

Other expense for the year ended August 31, 2023 was $4,716,282, representing a decrease of $3,324,521, or 41%, from other expense of $8,040,803 for the same period in 2022. The decrease is due to the other income earned and decrease in interest expense and amortization of debt discount associated with the convertible notes as compared to the previous year.

Net loss attributed to Novo Integrated Sciences for the year ended August 31, 2023 was $13,214,552, representing a decrease of $19,634,663, or 60%, from $32,849,215 for the same period in 2022. The decrease in net loss was principally due to (i) a decrease in overhead expenses associated with the operations of Acenzia, PRO-DIP, and Terragenx which was approximately $4,902,925 for the year ended August 31, 2023, (ii) a decrease in interest expenses, and (iii) no further impairment of intangible assets and goodwill being recognized in the year ended August 31, 2023.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, for the fiscal years ended August 31, 2023 and 2022, the Company has had net losses of $13,269,444 and $33,045,178, respectively.

During the year ended August 31, 2023, the Company used cash in operating activities of $2,243,315 compared to $5,884,145 for the same period in 2022. The principal reason for the decrease in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the year ended August 31, 2023, the Company’s cash used in investing activities was $49,224 compared to cash provided by investing activities of $163,459 for the same period in 2022. The principal reason for the change is due to no cash acquired with acquisition nor any payments received from other receivables during the year ended August 31, 2023 compared to the same period in 2022. During the year ended August 31, 2023, the Company purchased property and equipment for $49,224.

During the year ended August 31, 2023, the Company had cash provided from financing activities of $763,860 compared to cash used in financing activities of $427,117 for the same period in 2022. The primary reason for the change is the receipt of $1,285,903 in cash from the issuance of convertible notes, net of issuance costs, $1,795,000 in cash from the sale of common stock, net of offering costs, $222,780 of cash received from notes payables, $532,600 of cash received from warrant exercises, and $7,206 received from related parties, offset by the repayments of $3,033,888 for convertible notes, $37,130 for notes payable, and $8,611 for finance leases.

Financial Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 17, 2020, as a result of COVID-19 pandemic having been reported throughout both Canada and the United States, certain national, provincial, state and local governmental authorities issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Accordingly, on March 17, 2020, the Company closed all corporate clinics for all in-clinic non-essential services to protect the health and safety of its employees, partners, and patients. Commencing in May 2020, the Company was able to begin providing some services, and was fully operational again in June 2020. As of August 31, 2023, all corporate clinics were open and fully operational, with staffing shortages in some facilities due to ongoing COVID-19 residual impact, while following all mandated guidelines and protocols from Health Canada, the Ontario Ministry of Health, and the respective disciplines’ regulatory Colleges to ensure a safe treatment environment for our staff and clients, and our eldercare operations are fully operational. In addition, Acenzia, Terragenx, PRO-DIP, and CCI are open and fully operational, with staffing shortages due to ongoing COVID-19 residual impact, while following all local, state, provincial, and national guidelines and protocols related to minimizing the spread of the COVID-19 pandemic.

Canadian federal and provincial COVID-19 governmental proclamations and directives, including interprovincial travel restrictions, have presented unprecedented challenges to launching our Harvest Gold Farms and Kainai Cooperative joint ventures during the period ended August 31, 2023. Accordingly, the Company has decided to delay commencing the projects until the 2024 grow season. These joint ventures relate to the development, management, and arrangement of medicinal farming projects involving industrial hemp for medicinal cannabidiol (CBD) applications.

For the fiscal year period ended August 31, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $8,226,674, representing a 2.0% decrease of $171,183 compared to $8,397,857 during the fiscal year period in 2022.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to the going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $172,547, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $115,031.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $501,656, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $334,437.

Long-Lived Assets

The Company applies the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 12858461 Canada Corp. (“1285”), and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at August 31, 2023, the Company believes there was no additional impairment of its goodwill.

Accounts Receivable

Accounts Receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. The Company has not changed its methodology for estimating allowance for doubtful accounts and historically the change in estimate has not been significant to the Company’s consolidated financial statements. If there is a deterioration of the Company’s customers’ ability to pay or if future write-offs of receivables differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the consolidated balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar and the functional currency of the Parent is the United States. dollar. Translation gains (losses) are classified as an item of other comprehensive (loss) income in the stockholders’ equity section of the consolidated balance sheet.

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

In March 2020, the FASB issued ASU No. 2020-04 providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The ASU has not impacted these consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2024.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The ASU is effective for the fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVO INTEGRATED SCIENCES, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Novo Integrated sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences, Inc. (“the Company”) as of August 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of August 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill & Long-Lived Intangible Assets

Description of the Critical Audit Matter

As reflected in the Company’s consolidated financial statements, at August 31, 2023, the Company’s goodwill was $7.58 million and net long-lived intangible assets were $16.22 million. As discussed in Note 2 and 8 to the financial statements, the Company, at least annually, assesses goodwill and intangible assets for impairment. The company periodically reviews its intangible assets if any impairment indicators arise.

Auditing management’s tests for impairment of goodwill and intangible assets involves significant complexity and high judgement due to management’s significant estimations required to determine the fair value of goodwill, intangible assets and any related impairment. In particular, the fair value estimate was sensitive to significant assumptions and were sensitive to changes in assumptions such as the Company’s financial forecast, discount rates, and historical and future operating costs, which are all impacted by expectations about future market and economic conditions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures to evaluate management’s evaluation of goodwill and intangibles included, among other procedures, the following:

●	We obtained an understanding of the Company’s process for evaluating its annual impairment assessment process.

●	We assessed the relevance and reliability of data utilized by a third-party valuation specialist in assessing fair value.

●	We analyzed the significant estimates which included assessment of methodologies and tested the significant assumptions and underlying data used by the Company in its analysis.

Valuation of Other Receivables

Description of the Critical Audit Matter

As reflected in the Company’s consolidated financial statements, at August 31, 2023, the Company’s other receivable balance was $1.05 million. As discussed in Note 2 and 6 to the financial statements, the Company periodically assesses collectability of the outstanding balances and writes off the portion deemed uncollectible. Auditing management’s assessment of collectability of receivables requires subjective auditor judgment and estimation by management.

How the Critical Audit Matter was Address in the Audit

Our principal audit procedures to evaluate management’s evaluation receivables (allowance) included, among other procedures, the following:

●	We obtained an understanding of the Company’s process for evaluating collectability on its outstanding receivables.

●	Among other procedures, we obtained independent confirmations from loan holders and evaluated management’s estimate of likelihood of collectability, including analysis of pledged assets.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2022.

Spokane, Washington

December 14, 2023

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2023 and 2022

	August 31,	August 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$416,323	$2,178,687
Accounts receivable, net	1,467,028	1,017,405
Inventory, net	1,106,983	879,033
Other receivables	1,051,584	1,085,335
Prepaid expenses and other current assets	346,171	571,335
Total current assets	4,388,089	5,731,795

Property and equipment, net	5,390,038	5,800,648
Intangible assets, net	16,218,539	18,840,619
Right-of-use assets, net	1,983,898	2,673,934
Goodwill	7,582,483	7,825,844
TOTAL ASSETS	$35,563,047	$40,872,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,513,842	$1,800,268
Accrued expenses	1,233,549	1,116,125
Accrued interest (including amounts to related parties)	382,666	454,189
Government loans and notes payable, current portion	277,405	-
Convertible notes payable, net of discount of $459,332	558,668	9,099,654
Contingent liability	61,767	534,595
Debentures, related parties, current portion	916,824	-
Due to related parties	533,001	478,897
Finance lease liability, current portion	11,744	8,890
Operating lease liability, current portion	415,392	582,088
Total current liabilities	7,904,858	14,074,706

Debentures, related parties, net of current portion	-	946,250
Government loans and notes payable, net of current portion	65,038	161,460
Finance lease liability, net of current portion	-	12,076
Operating lease liability, net of current portion	1,693,577	2,185,329
Deferred tax liability	1,400,499	1,445,448
TOTAL LIABILITIES	11,063,972	18,825,269

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at August 31, 2023 and August 31, 2022, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 15,759,325 and 3,118,063 shares issued and outstanding at August 31, 2023 and August 31, 2022, respectively	15,760	3,118
Additional paid-in capital	90,973,316	66,084,887
Common stock to be issued (91,138 and 414,965 shares at August 31, 2023 and August 31, 2022)	1,217,293	9,474,807
Other comprehensive (loss) income	(357,383)	560,836
Accumulated deficit	(67,033,041)	(53,818,489)
Total Novo Integrated Sciences, Inc. stockholders’ equity	24,815,945	22,305,159
Noncontrolling interest	(316,870)	(257,588)
Total stockholders’ equity	24,499,075	22,047,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,563,047	$40,872,840

* The consolidated balance sheets’ common stock share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2023 and 2022

	Years Ended
	August 31,	August 31,
	2023	2022

Revenues	$12,572,019	$11,737,937

Cost of revenues	7,619,304	6,938,699

Gross profit	4,952,715	4,799,238

Operating expenses:
Selling expenses	15,149	20,702
General and administrative expenses	13,490,728	14,364,639
Impairment of assets	-	14,083,531
Goodwill impairment	-	1,357,043
Total operating expenses	13,505,877	29,825,915

Loss from operations	(8,553,162)	(25,026,677)

Non-operating income (expense)
Interest income	9,027	169,088
Interest expense	(360,571)	(1,594,275)
Other income	607,589	-
Amortization of debt discount	(4,757,121)	(5,973,973)
Foreign currency transaction losses	(215,206)	(641,643)
Total other income (expense)	(4,716,282)	(8,040,803)

Loss before income taxes	(13,269,444)	(33,067,480)

Income tax expense (recovery)	-	(22,302)

Net loss	$(13,269,444)	$(33,045,178)

Net loss attributed to noncontrolling interest	(54,892)	(195,963)

Net loss attributed to Novo Integrated Sciences, Inc.	$(13,214,552)	$(32,849,215)

Comprehensive loss:
Net loss	(13,269,444)	(33,045,178)
Foreign currency translation loss	(922,609)	(431,605)
Comprehensive loss:	$(14,192,053)	$(33,476,783)

Weighted average common shares outstanding - basic and diluted	10,165,548	2,913,263

Net loss per common share - basic and diluted	$(1.30)	$(11.28)

* The consolidated statements of operations and comprehensive loss’s share and per share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended August 31, 2023 and 2022

	Common Stock		Additional Paid-in	Common Stock To	Other Comprehensive	Accumulated	Total Novo Stockholders’	Noncontrolling
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Total Equity

Balance, August 31, 2021	2,661,014	$2,661	$54,603,345	$9,236,607	$991,077	$(20,969,274)	$43,864,416	$(60,261)	$43,804,155

Common stock for services	75,000	75	1,329,675	-	-	-	1,329,750	-	1,329,750
Common stock issued as collateral and held in escrow	200,000	200	(200)	-	-	-	-	-	-
Common stock for conversion of convertible notes	63,653	64	1,272,930	-	-	-	1,272,994	-	1,272,994
Common stock issued for acquisitions	80,000	80	1,703,920	-	-	-	1,704,000	-	1,704,000
Common stock to be issued for acquisitions	-	-	-	1,433,475	-	-	1,433,475	-	1,433,475
Value of warrants issued with convertible notes	-	-	5,553,290	-	-	-	5,553,290	-	5,553,290
Issuance of common stock to be issued	38,396	38	1,195,237	(1,195,275)	-	-	-	-	-
Fair value of stock options	-	-	426,690	-	-	-	426,690	-	426,690
Foreign currency translation loss	-	-	-	-	(430,241)	-	(430,241)	(1,364)	(431,605)
Net loss	-	-	-	-	-	(32,849,215)	(32,849,215)	(195,963)	(33,045,178)
Balance, August 31, 2022	3,118,063	$3,118	$66,084,887	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Units issued for cash, net of offering costs	400,000	400	1,794,600	-	-	-	1,795,000	-	1,795,000
Cashless exercise of warrants	583,334	583	1,421,000	-	-	-	1,421,583	-	1,421,583
Share issuance for convertible debt settlement	10,177,834	10,178	9,957,962	-	-	-	9,968,140	-	9,968,140
Exercise of warrants for cash	532,600	533	532,067	-	-	-	532,600	-	532,600
Shares issued with convertible notes	265,167	265	247,622	-	-	-	247,887	-	247,887
Value of warrants issued with convertible notes	-	-	257,994	-	-	-	257,994	-	257,994
Beneficial conversion feature upon issuance on convertible debt	-	-	164,046	-	-	-	164,046	-	164,046
Extinguishment of derivative liability due to conversion	-	-	1,390,380	-	-	-	1,390,380	-	1,390,380
Common stock for services	358,500	359	480,233	-	-	-	480,592	-	480,592
Issuance of common stock to be issued	323,827	324	8,257,190	(8,257,514)	-	-	-	-	-
Fair value of stock options	-	-	385,335	-	-	-	385,335	-	385,335
Foreign currency translation loss	-	-	-	-	(918,219)	-	(918,219)	(4,390)	(922,609)
Net loss	-	-	-	-	-	(13,214,552)	(13,214,552)	(54,892)	(13,269,444)
Balance, August 31, 2023	15,759,325	$15,760	$90,973,316	$1,217,293	$(357,383)	$(67,033,041)	$24,815,945	$(316,870)	$24,499,075

* The consolidated statements of stockholder’s equity share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2023 and 2022

	Years Ended
	August 31,	August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,269,444)	$(33,045,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,302,754	3,019,253
Fair value of vested stock options	385,335	426,690
Financing costs for debt extension	1,421,583	-
Default payment and interest paid through common share issuance	205,349	-
Common stock issued for services	480,592	1,329,750
Operating lease expense	797,515	852,580
Amortization of debt discount	4,757,121	5,973,973
Foreign currency transaction losses	215,206	641,643
Impairment of assets	-	14,083,531
Other receivables write-off	-	299,672
Goodwill impairment	-	1,357,043
Changes in operating assets and liabilities:
Accounts receivable	(597,191)	457,006
Inventory	(255,781)	(527,397)
Prepaid expenses and other current assets	210,382	(369,647)
Accounts payable	1,770,589	283,234
Accrued expenses	153,598	38,743
Accrued interest	(58,066)	101,353
Operating lease liability	(762,852)	(806,394)
Net cash used in operating activities	(2,243,315)	(5,884,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,224)	(190,168)
Cash acquired with acquisition	-	57,489
Collection of other receivable	-	296,138
Net cash (used in) provided by investing activities	(49,224)	163,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from related parties	7,206	16,600
Proceeds from notes payable	222,780	-
Repayments of notes payable	(37,130)	(10,591,115)
Repayments of finance leases	(8,611)	(18,435)
Proceeds from issuance of convertible notes	1,285,903	15,270,000
Repayment of convertible notes	(3,033,888)	(5,104,167)
Proceeds from the sale of common stock, net of offering costs	1,795,000	-
Proceeds from exercise of warrants	532,600	-
Net cash provided by (used in) financing activities	763,860	(427,117)

Effect of exchange rate changes on cash and cash equivalents	(233,685)	33,328

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,762,364)	(6,114,475)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,178,687	8,293,162

CASH AND CASH EQUIVALENTS, END OF YEAR	$416,323	$2,178,687

CASH PAID FOR:
Interest	$432,094	$1,502,819
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt	$9,968,140	$1,272,994
Common stock issued for acquisition	$-	$1,704,000
Warrants issued with convertible notes	$257,994	$5,553,290
Beneficial conversion feature upon issuance of convertible notes	$164,046	$-
Debt discount recognized on derivative liability	$1,390,380	$-
Extinguishment of derivative liability due to conversion	$1,390,380	$-
Debt discount recognized on convertible note	$975,024	$-
Common stock issued with convertible notes	$247,887	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2023 and 2022

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

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of shares of Novo Integrated common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 1,677,974 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that are subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

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

Reverse Stock Split

On November 7, 2023, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

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

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as at of August 31, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of raising funds through debt financing and a subsequent public offering in the United States. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company. These conditions, along with the matters noted above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Foreign Currency Translation

The accounts of the Company’s Canadian subsidiaries are maintained in CAD. The accounts of these subsidiaries are translated into USD in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Transaction, with the CAD as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (“OCI”) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and comprehensive loss. The following table details the exchange rates used for the respective periods:

	August 31, 2023	August 31, 2022
Period end: CAD to USD exchange rate	$0.7390	$0.7627
Average period: CAD to USD exchange rate	$0.7426	$0.7864

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to the going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2023 and 2022, the allowance for uncollectible accounts receivable was $864,215 and $992,329, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of August 31, 2023 and 2022, the Company’s allowance for slow moving or obsolete inventory was $nil and $1,027,670, respectively. During the year ended August 31, 2023, the Company had disposed of its slow moving and obsolete inventory as management had determined to be unsellable.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the years ended August 31, 2023 and 2022, the Company wrote off $nil and $299,672 (principal amount of $225,924 and accrued interest of $73,748), respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2023 and 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at August 31, 2023 and 2022, the Company believes there was $nil and $14,083,531 of impairment of its intangible assets, respectively, recognized in the consolidated statements of operations and comprehensive loss as impairment of assets. The impairment was determined based on an analysis performed on the fair value of the underlying intangible assets, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. Based on its review at August 31, 2023, the Company believes there was no additional impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2021	$197,925	$129,839	$229,593	$8,931,491	$-	$9,488,848

Goodwill acquired with purchase of business	-	-	-	-	602	602
Impairment of goodwill	-	-	-	(1,357,043)	-	(1,357,043)
Foreign currency translation adjustment	(7,247)	(4,751)	(8,405)	(286,141)	(19)	(306,563)
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(5,928)	(3,892)	(6,878)	(226,645)	(18)	(243,361)
Balance, August 31, 2023	$184,750	$121,196	$214,310	$7,061,662	$565	$7,582,483

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

For certain financial instruments, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, and current liabilities, including accounts payable, accrued expenses, current portion of finance and operating lease liability, current portion of government loans and notes payable, debentures, convertible notes payable, and due to related parties, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates their fair values due to current market rate on such debt.

As of August 31, 2023 and 2022, respectively, the Company did not identify any financial assets and liabilities required to be presented on the consolidated balance sheet at fair value, except for contingent liability which is carried at fair value using Level 1 inputs.

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

Sales returns and allowances were insignificant for the years ended August 31, 2023 and 2022. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations within these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-10 reverse stock split that took place on November 7, 2023. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,777,678 and 1,060,950 options/warrants outstanding at August 31, 2023 and 2022, respectively. In addition, at August 31, 2023, there were outstanding convertible notes that could convert into 581,715 shares of common stock and there were 91,138 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation losses of $922,609 and $431,605 for the years ended August 31, 2023 and 2022, respectively, are classified as an item of other comprehensive (loss) income in the stockholders’ equity section of the consolidated balance sheet.

Consolidated Statements of Cash Flows

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

In March 2020, the FASB issued ASU No. 2020-04 providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The ASU has not impacted these consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2024.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The ASU is effective for the fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At August 31, 2023 and 2022, the amount due to related parties was $533,001 and $478,897, respectively. At August 31, 2023, $451,137 was non-interest bearing, $21,267 bears interest at 6% per annum, and $60,597 bears interest at 13.75% per annum. At August 31, 2022, $394,405 was non-interest bearing, $21,949 bears interest at 6% per annum, and $62,543 bears interest at 13.75% per annum.

The remaining principal balance of debentures due to related parties at August 31, 2023 and 2022 was $916,824 and $946,250, respectively.

Note 4 – Inventory

Inventory at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Raw materials	$388,391	$1,259,954
Work in process	81,696	139,333
Finished Goods	636,896	507,416
	1,106,983	1,906,703
Allowance for slow moving and obsolete inventory	-	(1,027,670)
Inventory, net	$1,106,983	$879,033

Note 5 – Accounts Receivables, net

Accounts receivables, net at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Trade receivables	$2,223,243	$1,829,475
Amounts earned but not billed	108,000	180,259
	2,331,243	2,009,734
Allowance for doubtful accounts	(864,215)	(992,329)
Accounts receivable, net	$1,467,028	$1,017,405

Note 6 – Other Receivables

Other receivables at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2024, as amended.	73,900	76,272
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due February 1, 2024, as amended.	534,386	551,536
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due February 1, 2024, as amended.	443,298	457,527
Total other receivables	1,051,584	1,085,335
Current portion	(1,051,584)	(1,085,335)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Land	$443,400	$457,631
Building	3,325,500	3,432,232
Leasehold improvements	841,371	868,375
Clinical equipment	1,916,681	1,927,639
Computer equipment	33,504	34,579
Office equipment	44,502	45,406
Furniture and fixtures	38,289	39,518
	6,643,247	6,805,380
Accumulated depreciation	(1,253,209)	(1,004,732)
Total	$5,390,038	$5,800,648

Depreciation expense for the years ended August 31, 2023 and 2022 was $292,041 and $323,040, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,497,746	8,059,386
Customer relationships	2,291,058	2,320,154
Brand names	1,928,421	1,990,314
	23,290,546	23,943,175
Accumulated amortization	(7,072,007)	(5,102,556)
Total	$16,218,539	$18,840,619

Amortization expense for the years ended August 31, 2023 and 2022 was $2,010,713 and $2,696,213, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending August 31,
2024	$2,006,623
2025	1,944,426
2026	1,494,169
2027	1,288,217
2028	848,582
Thereafter	8,636,522
Total	$16,218,539

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship (“JV”) with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects. Pursuant to the terms of the Joint Venture Agreement, (i) the Company has an 80% controlling interest and Kainai has a 20% interest in the JV; and (ii) the Company has sole discretion to identify the name and entity under which the JV will operate. The legal entity in which the JV will operate has not yet been identified or formed. The JV operations will primarily involve the production – including processing, packaging and sales of natural supplements derived from hemp derived cannabis oils. The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai. The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement. On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 120,000 restricted common shares to 247 with a value of $21,600,000. As at August 31, 2023, the land use rights were determined to be impaired by $nil (2022 - $10,026,679).

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 80,000 shares of restricted common stock of the Company valued at $5,248,000. As at August 31, 2023, the acquired intellectual property was determined to be impaired by $nil (2022 - $1,858,179).

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

The Cloud DX License granted to NHL and its majority-owned subsidiaries, holding companies, divisions and affiliates, other than physiotherapy clinics owned and operated by Closing The Gap Healthcare Inc., the right to use and sub-license the Licensed Software and re-sell the Bundled Devices pursuant to the terms of the Cloud DX License in the physical therapy clinic marketplace in North America in exchange for the purchase price as set forth below:

●	Upon the closing, the Company issued 45,835 restricted shares of its common stock having a value (as calculated as set forth in the Cloud DX License) of CAD$1,000,000 (approximately $758,567 as of February 26, 2019), and

●	Cloud DX agreed to invoice CAD$250,000 (approximately $189,642 as of February 26, 2019) to NHL.

On March 9, 2020, the Company and NHL entered into that certain First Amendment to Cloud DX Perpetual Software License Agreement (the “Cloud DX Amendment”) with Cloud DX, effective March 6, 2020, pursuant to which the parties thereto agreed that the CAD$250,000 (approximately $186,231 as of March 6, 2020) that was to be paid by NHL would be paid as a one-time payment of 4,656 restricted shares of Company common stock. In addition, pursuant to the terms of the Cloud DX Amendment, the parties agreed to settle a $200,000 fee owed by NHL to Cloud DX through payment of 5,000 restricted shares of Company common stock.

As at August 31, 2022, the remaining value of the software license was determined to be fully impaired. As of August 31, 2023, NHL and Cloud DX no longer have a contractual relationship.

In connection with the acquisition of PRO-DIP (see Note 16), the Company acquired intellectual property valued at $455,752. As at August 31, 2023, the acquired intellectual property was determined to be impaired by $nil (2022 - $52,752).

In connection with the acquisition of Acenzia (See Note 16), the Company acquired the following intangible assets: intellectual property valued at $2,875,000; customer relationships valued at $806,000 and brand names valued at $2,115,000.

In connection with the acquisition of Terragenx (see Note 16), the Company acquired intellectual property valued at $1,179,361. As at August 31, 2022, the acquired intellectual property was determined to be fully impaired.

In connection with the acquisition of 1285 Canada (see Note 16), the Company acquired customer relationships valued at $31,101.

In connection with the acquisition of Poling Taddeo Hovius Physiotherapy Professional Corp. (see Note 16), the Company acquired customer relationships valued at $151,686.

In connection with the acquisition of Clinical Consultants International LLC (see Note 16), the Company acquired customer relationships valued at $1,701,814. As at August 31, 2023, the acquired customer relationships were determined to be impaired by $nil (2022 - $317,314).

Note 9 – Accrued Expenses

Accrued expenses at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Accrued liabilities	$961,897	$884,024
Accrued payroll	236,218	195,214
Unearned revenue	35,434	36,887
	$1,233,549	$1,116,125

Note 10 – Government Loans and Note Payable and Government Subsidy

Governmental loans and note payable at August 31, 2023 and 2022 consisted of the following:

	2023	2022
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,680	91,526

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028.	28,693	29,614

Note payable received May 25, 2023 accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance. The note was repaid on October 26, 2023.	73,900	-

Note payable received May 10, 2023 accruing interest at 15% per 4-months term, with a first priority security interest in all of Acenzia’s production equipment, with principal and interest due 4-month from loan issuance. The note was repaid on October 23, 2023.	110,850	-
Total government loans and notes payable	342,443	161,460
Less current portion	(277,405)	-
Long-term portion	$65,038	$161,460

(A)	The Government of Canada launched the Canada Emergency Business Account (“CEBA”) loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained a CAD$80,000 loan ($59,120 at August 31, 2023), which is unsecured, non-interest bearing and due on or before January 18, 2024. If the loan amount is paid on or before January 18, 2024, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before January 18, 2024, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan until December 31, 2025 and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment ($29,560 at August 31, 2022) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Years Ending August 31,
2024	$277,405
2025	6,408
2026	6,557
2027	6,714
2028	6,878
Thereafter	38,481
Total	$342,443

Note 11 – Convertible Notes Payable

Novo Integrated

On December 14, 2021, Novo Integrated issued two convertible notes payable for a total of $16,666,666 (the “$16.66m+ convertible notes”) with each note having a face amount of $8,333,333. The $16.66m+ convertible notes accrue interest at 5% per annum and are due on June 14, 2023. The $16.66m+ convertible notes are secured by all assets of the Company. The $16.66m+ convertible notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $20 per share.

In connection with the $16.66m+ convertible notes, the Company issued the note holders warrants to purchase a total of 583,334 shares of the Company’s common stock at a price of $20 per share. The warrants expire on December 14, 2025. The Company first determined the value of the $16.66m+ convertible notes and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,680,156 was determined using the Black-Scholes option pricing model with the following assumptions:

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

During the year ended August 31, 2023, an aggregate of $8,396,666 in principal and an aggregate of $32,559 in accrued interest were converted into 8,527,835 shares of common stock issued to the $16.66m+ convertible note holders. As a result of the first $1,000,000 principal conversion, the derivative liability of $1,390,380 was extinguished and recognized to additional paid-in capital. As of August 31, 2023 and August 31, 2022, the derivative liability balance was $nil and $nil, respectively.

During the year ended August 31, 2023, the Company amortized $4,241,429 of the debt discount and as of August 31, 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the Company made cash payments in the aggregate amount of $3,001,442 for the monthly Amortization Payment, $2,833,888 in principal and $167,554 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of August 31, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders is $nil.

Terragenx

On November 17, 2021, Terragenx, a 91% owned subsidiary of the Company, issued two convertible notes payable for a total of $1,875,000 (the “$1.875m convertible notes”) with each note having a face amount of $937,500. The $1.875m convertible notes accrue interest at 1% per annum and were due on May 17, 2022 and extended to November 29, 2022. The $1.875m convertible notes are secured by all assets of the Company. The $1.875m convertible notes are convertible at the option of the note holders to convert into shares of the Company’s common stock at $33.50 per share.

In connection with the $1.875m convertible notes, the Company issued the note holders warrants to purchase a total of 22,388 shares of the Company’s common stock at a price of $33.50 per share. The warrants expire on November 17, 2024. The Company first determined the value of the $1.875m convertible notes and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $351,240 and was determined using the Black-Scholes option pricing model with the following assumptions:

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

On June 1, 2022, the Company paid the balance owed on one of two Terragenx $1.875 million convertible notes for an aggregate payment of $948,874, including all principal and interest owed. On June 1, 2022, the Company made an interest payment to one of two Terragenx $1.875 million convertible notes for a payment of $192,188 and the note holder agreed to extend the maturity date to November 29, 2022 with a principal amount face value of $937,500 and interest rate that shall accrue at a rate equal to one percent per annum.

On June 1, 2022, the Company and one of the two Terragenx $1.875 million convertible note holders (the “Jefferson Note”) entered into that certain letter agreement pursuant to which the maturity date of the Jefferson Note was extended to November 29, 2022. On December 13, 2022, the Company, Terragenx and Jefferson entered into that certain letter agreement pursuant to which, among other things, Jefferson agreed to forbear from entering an Event of Default under the terms of the Jefferson Note and the related transaction documents until December 29, 2022. The Jefferson Note was not paid on December 29, 2022. Accordingly, on December 29, 2022, among other things, the Liquidated Damages Charge, in the aggregate amount of $186,719 was an addition to the Principal Amount due under the Jefferson Note.

Effective February 16, 2023, aside from the Liquidated Damages Charge, the Jefferson Note was paid in full. On August 21, 2023, Jefferson converted the additional Liquidated Damages Charge and the interest thereon. On August 21, 2023, as a result of the conversion, the Company issued 236,511 shares of common stock to Jefferson.

Novo Integrated – Mast Hill Fund, L.P. $573,000 Note, SPA, and Warrant

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $1.75 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

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

The Mast Hill Warrant is exercisable for five years from February 23, 2023, at an exercise price of $2.50 per share, subject to adjustment as provided in the Mast Hill Warrant. The Mast Hill Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions. The estimated value of the warrants of $86,327 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years;
●	Volatility of 252%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 4.09%

As additional consideration for the purchase of the Mast Hill Note and pursuant to the terms of the Mast Hill SPA, on February 24, 2023, the Company issued 95,500 restricted shares of common stock (the “Commitment Shares”) to Mast Hill at closing. The Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the Mast Hill Note and the Mast Hill Warrant. In addition to the beneficial ownership limitations provided in the Mast Hill Note and the Mast Hill Warrant, the sum of the number of shares of common stock that may be issued under the Mast Hill SPA (including the Commitment Shares), the Mast Hill Note, and the Mast Hill Warrant shall be limited to 19.99% of the issued and outstanding common stock on the closing date (equal to 2,772,045 shares) as further described in the Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $403,710, $82,963, and $86,327, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $70,465 in loan fees in connection with the convertible note. The combined total discount is $297,055 and will be amortized over the life of the convertible note. During the year ended August 31, 2023, the Company amortized $297,055 of the debt discount and as August 31, 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the principal amount of $573,000, interest of $6,028 and other fees of $1,750 were converted into 522,777 common stock of the Company. As of August 31, 2023, the aggregate principal amount owed under the Mast Hill Note is $nil.

Novo Integrated – FirstFire Global Opportunities Fund, LLC $573,000 Note, SPA, and Warrant

On March 21, 2023, the Company entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued an 12% unsecured promissory note (the “2023 FirstFire Note”) with a maturity date of March 21, 2024, in the principal sum of $573,000 (the “Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock (the “2023 FirstFire Warrant”) to FirstFire pursuant to the SPA. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay the Principal Sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an OID of $57,300. Accordingly, on the closing date, FirstFire paid the purchase price of $515,700 in exchange for the 2023 FirstFire Note and the 2023 FirstFire Warrant. FirstFire may convert the 2023 FirstFire Note into the Company’s common stock at any time at a conversion price equal to $1.75 per share, subject to adjustment as provided in the 2023 FirstFire Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

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

The 2023 FirstFire Warrant is exercisable for five years from March 21, 2023, at an exercise price of $2.50 per share, subject to adjustment as provided in the 2023 FirstFire Warrant. The 2023 FirstFire Warrant also contains certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the 2023 FirstFire Warrants and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions. The estimated value of the warrants of $93,811 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years;
●	Volatility of 251%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 3.73%

As additional consideration for the purchase of the 2023 FirstFire Note and pursuant to the terms of the SPA, on March 22, 2023, the Company issued 95,500 restricted shares of the Company’s common stock (the “Commitment Shares”) to FirstFire at closing. The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the Commitment Shares as well as the shares of common stock underlying the 2023 FirstFire Note and the 2023 FirstFire Warrant. In addition to the beneficial ownership limitations provided in the 2023 FirstFire Note and the 2023 FirstFire Warrant, the sum of the number of shares of common stock that may be issued under the SPA (including the Commitment Shares), the 2023 FirstFire Note, and 2023 FirstFire Warrant shall be limited to 1,000,000 shares as further described in the SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

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

The effective conversion price was determined to be $1.188 based on the allocation of the principal amount and the number of shares to be received upon conversion. As the stock price at the issuance date of $1.390 was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the beneficial conversion feature of $66,068, equal to the intrinsic value of the conversion option, as a discount to the convertible note and as additional paid in capital.

The combined total discount is $342,938 and will be amortized over the life of the convertible note. During the year ended August 31, 2023, the Company amortized $152,729 of the debt discount and as August 31, 2023, the unamortized debt discount was $190,209.

Novo Integrated – Mast Hill Fund, L.P.$445,000 Note, SPA, and Warrant

On June 20, 2023, the Company entered into a securities purchase agreement (the “MH $445,000 SPA”) with Mast Hill, pursuant to which the Company issued an 12% unsecured promissory note (the “MH $445,000 Note”) with a maturity date of June 20, 2024 (the “MH $445,000 Maturity Date”), in the principal sum of $445,000 (the “MH $445,000 Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 77,662 shares of the Company’s common stock (the “MH $445,000 Warrant”) to Mast Hill pursuant to the MH $445,000 SPA. Pursuant to the terms of the MH $445,000 Note, the Company agreed to pay the MH $445,000 Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The MH $445,000 Note carries an OID of $44,500. Accordingly, on the Closing Date (as defined in the MH $445,000 SPA), Mast Hill paid the purchase price of $400,500 in exchange for the MH $445,000 Note and MH $445,000 Warrant. Mast Hill may convert the MH $445,000 Note into the Company’s common stock at any time at a conversion price equal to $1.75 per share, subject to adjustment as provided in the MH $445,000 Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions), as well as certain beneficial ownership limitations.

Pursuant to the terms of the MH $445,000 Note, the Company agreed to pay accrued interest monthly as well as the MH $445,000 Principal Sum as follows: (i) $44,500 on December 20, 2023, (ii) 44,500 on January 20, 2024, (iii) $44,500 on February 20, 2024, (iv) $77,661 on March 20, 2024, (v) $77,661 on April 20, 2024, (vi) $77,661 on May 20, 2024, and (vii) all remaining amounts owed under the MH $445,000 Note on the MH $445,000 Maturity Date (each of the aforementioned payments are an “MH $445,000 Amortization Payment”). If the Company fails to make any MH $445,000 Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective MH $445,000 Amortization Payment into shares of common stock as provided in the MH $445,000 Note at the lesser of (i) the then applicable conversion price under the MH $445,000 Note or (ii) 85% of the lowest VWAP of the common stock on any trading day during the five trading days prior to the respective conversion date.

The Company may prepay the MH $445,000 Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “MH $445,000 Event of Default”) occurs at an amount equal to the MH $445,000 Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The MH $445,000 Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the MH $445,000 Note, the MH $445,000 Warrant, or the MH $445,000 SPA.

Upon the occurrence of any MH $445,000 Event of Default, the MH $445,000 Note shall become immediately due and payable and the Company shall pay to Mast Hill, in full satisfaction of its obligations hereunder, an amount equal to the MH $445,000 Principal Sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an MH $445,000 Event of Default, additional interest will accrue from the date of the MH $445,000 Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The MH $445,000 Warrant is exercisable for five years from June 20, 2023, at an exercise price of $2.50 per share, subject to adjustment as provided in the MH $445,000 Warrant. The MH $445,000 Warrant also contains certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of common stock issuable upon exercise of the MH $445,000 Warrant and the exercise price in case of future dilutive offerings, subject to certain customary exempt transactions. The estimated value of the warrants of $77,856 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years;
●	Volatility of 251%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 3.96%

As additional consideration for the purchase of the MH $445,000 Note and pursuant to the terms of the MH $445,000 SPA, the Company issued 74,167 restricted shares of the Company’s common stock (the “MH $445,000 Commitment Shares”) to Mast Hill at closing. The MH $445,000 SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the MH $445,000 Commitment Shares as well as the shares of common stock underlying the MH $445,000 Note and MH $445,000 Warrant. In addition to the beneficial ownership limitations provided in the MH $445,000 Note and MH $445,000 Warrant, the sum of the number of shares of common stock that may be issued under the MH $445,000 SPA (including the MH $445,000 Commitment Shares), MH $445,000 Note, and MH $445,000 Warrant shall be limited to 1,772,045 as further described in the MH $445,000 SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

The principal amount of the $445,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $292,351, $74,793, and $77,856, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $44,500 and the Company also incurred $39,904 in loan fees in connection with the convertible note.

The effective conversion price was determined to be $1.150 based on the allocation of the principal amount and the number of shares to be received upon conversion. As the stock price at the issuance date of $1.535 was greater than the effective conversion price, it was determined that there was a beneficial conversion feature (“BCF”). The Company recognized the beneficial conversion feature of $97,978, equal to the intrinsic value of the conversion option, as a discount to the convertible note and as additional paid in capital.

The combined total discount is $335,031 and will be amortized over the life of the convertible note. During the year ended August 31, 2023, the Company amortized $65,908 of the debt discount and as at August 31, 2023, the unamortized debt discount was $269,123.

Specific to the MH $445,000 Note, on July 20, 2023, the Company made a monthly interest payment of $4,243. On August 21, 2023, the Company made a monthly interest payment of $4,535.

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

At August 31, 2023 and 2022, the amount of debentures outstanding was $916,824 and $946,250, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2023 and 2022:

		2023	2022
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$1,983,898	$2,673,934
Total lease assets		$1,983,898	$2,673,934

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$415,392	$582,088
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,693,577	2,185,329
Total lease liability		$2,108,969	$2,767,417

Lease obligations at August 31, 2023 consisted of the following:

Years Ending August 31,
2024	$579,780
2025	510,085
2026	509,330
2027	472,291
2028	254,187
Thereafter	300,769
Total payments	2,626,442
Amount representing interest	(517,473)
Lease obligation, net	2,108,969
Less lease obligation, current portion	(415,392)
Lease obligation, long-term portion	$1,693,577

During the year ended August 31, 2023, the Company entered into new lease obligations of $nil.

The lease expense for the years ended August 31, 2023 and 2022 was $797,515 and $852,580, respectively. The cash paid under operating leases during the years ended August 31, 2023 and 2022 was $772,655 and $806,394, respectively.

At August 31, 2023, the weighted average remaining lease terms were 2.73 years and the weighted average discount rate was 8%.

Finance leases

The Company leases certain equipment under lease contracts that are accounted for as finance leases. If the contracts meet the criteria for a finance lease, the related equipment underlying the lease contract is capitalized and amortized over its estimated useful life. If the cost of the equipment is not available, the Company calculates the cost by taking the present value of the lease payments using an implicit borrowing rate of 5% per annum.

The net book value of equipment under finance leases included in property and equipment on the accompanying balance sheet at August 31, 2023 is as follows:

Cost	$209,457
Accumulated amortization	(209,457)
Net book value	$-

Future minimum finance lease payments are as follows:

Years Ending August 31,
2024	$11,810
Total payments	11,810
Amount representing interest	(66)
Lease obligation, net	11,744
Less lease obligation, current portion	(11,744)
Lease obligation, long-term portion	$-

Note 14 – Stockholders’ Equity

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2023 and 2022 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock.

On November 7, 2023, the Company effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

As of August 31, 2023 and 2022 there were 15,759,325 and 3,118,063 common shares issued and outstanding, respectively.

During the fiscal year ended August 31, 2023, the Company issued:

●

400,000 shares of common stock were issued as offered by the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022, for an agreed upon purchase price of $5 per unit. The shares were issued on October 18, 2022. The Company sold an aggregate of 400,000 units for aggregate gross proceeds of $2,000,000, consisting of 400,000 common stock, 400,000 warrants with a three-year term to purchase 400,000 shares of common stock at an exercise price of $5 per share, and 400,000 warrants with a five-year term to purchase 400,000 shares of common stock at an exercise price of $5 per share. The Company paid a cash fee of $140,000 equal to 7.0% of the gross proceeds of the offering as well as reimbursed the agent for its accountable expenses, resulting in net proceeds to the Company of $1,795,000.

The total fair value of the 800,000 warrants granted was estimated on the date of the grant to be $1,137,959. The fair value was determined using the Black-Scholes pricing model with the following assumptions: expected volatility of 149.06% to 206.90%; expected dividend yield of 0%; risk-free interest rate of 2.55% to 2.89%; stock price of $2.956; and expected life of 3 to 5 years.

●	3,623 restricted shares of common stock were issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 26, 2022.

●	291,667 shares of common stock were issued as provided for in an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay, dated November 14, 2022. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay. The shares were issued on November 15, 2022.

●	175,732 shares of common stock were issued as provided for in an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI. The shares were issued on November 15, 2022.

●	3,916,596 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $3,825,307 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	4,503,644 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $4,503,640 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	890,711 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $757,103 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	65,000 shares of common stock were issued on January 5, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $65,000.

●	115,935 shares of common stock were issued on January 5, 2023 as provided for in the CVI Exchange Offer and Amendment. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI.

●	33,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	33,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	320,204 restricted shares of common stock were issued for NHL Exchangeable Shares as provided for in the Share Exchange Agreement, which closed on June 24, 2021, in which the Company acquired Acenzia. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on January 25, 2023.

●	95,500 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated February 23, 2023, with Mast Hill. The shares were issued on February 24, 2023.

●	107,595 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $100,278 in principal and interest. 53,783 shares were issued on March 6, 2023 and 53,812 shares were issued on March 8, 2023.

●	160,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,000.

●	100,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $100,000.

●	95,500 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated March 21, 2023, with FirstFire. The shares were issued on March 22, 2023.
●	30,000 shares of common stock were issued on May 10, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●

30,000 shares of common stock were issued on May 11, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 1, 2023.

●	74,167 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated June 20, 2023, with Mast Hill. The shares were issued on June 20, 2023.

●	100,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”). The shares were issued as provided for under the terms and conditions of a separation and release agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 28, 2023.

●	33,500 restricted shares of the Company’s common stock were issued as provided for under the terms and conditions of a separation and release agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 28, 2023.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on July 3, 2023.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on August 1, 2023.

●	20,800 shares of common stock were issued on August 17, 2023 to a warrant holder upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $20,800.

●	20,800 shares of common stock were issued on August 17, 2023 to a warrant holder upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $20,800.

●	10,000 shares of common stock were issued on August 18, 2023 to a warrant holder upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $10,000.

●	30,000 shares of common stock were issued on August 18, 2023 to a warrant holder upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	236,511 unregistered shares of common stock were issued on August 21, 2023 to Jefferson upon conversion of the remaining balance as provided for in the Jefferson Note, dated November 17, 2021 and the certain letter agreement, dated December 13, 2022, pursuant to which, among other things, Jefferson agreed to forbear from entering an Event of Default under the terms of the Jefferson Note and the related transaction documents until December 29, 2022. The Jefferson Note was not paid on December 29, 2022. Accordingly, on December 29, 2022, among other things, the Liquidated Damages Charge, in the aggregate amount of $201,034 which consisted solely of the Liquidated Damages Charge of $186,719 and interest thereof in the amount of $14,315.

●	522,777 unregistered shares of common stock were issued on August 24, 2023 to a debt holder, as provided for in the Mast Hill Note and the Mast Hill Securities and Purchase Agreement, dated February 23, 2023, upon conversion of the full outstanding debt, including principal, interest, and fees, in the aggregate amount of $580,778.

During the fiscal year ended August 31, 2022, the Company issued:

●	3,500 restricted shares of common stock as consideration for a Consulting and Services Agreement valued at $64,750. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on September 16, 2021.

●	200,000 restricted shares of common stock as collateral to be held in escrow pursuant to the terms and conditions provided for in a certain Securities Purchase Agreement, Pledge and Security Agreement, Secured Convertible Promissory Note, and Escrow Agreement, all dated November 17, 2021 to which the Company is a guarantor for that certain senior secured convertible promissory note in the principal amount of up to $1,875,000. The shares were issued on November 23, 2021. The Company value these shares at $0 since they are being held in escrow and will only be released to the convertible note holders upon certain conditions, including default on the notes.

●	5,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $65,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on December 20, 2021.

●	2,500 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $30,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	6,500 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $78,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●

5,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $60,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on January 24, 2022.

●	5,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $64,500. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on February 24, 2022.

●	5,000 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $138,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	2,500 restricted shares of common stock as consideration for an Independent Contractor Agreement valued at $69,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on March 18, 2022.

●	80,000 restricted shares of common stock as consideration for a Membership Interest Purchase Agreement valued at $1,704,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on April 7, 2022.

●	5,000 restricted shares of common stock as consideration for a Consulting Agreement valued at $107,000. The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on May 2, 2022.

●	22,500 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on May 11, 2022.

●	62,395 shares of common stock as consideration for payment of an aggregate principal amount of $1,244,444 and an aggregate accrued interest amount of $3,405 on the $16.66m+ convertible notes. The shares were issued on various dates during the year ended August 31, 2022.

●

30,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”). The fair value was determined based on the market price of the Company’s common stock on the date of grant. The shares were issued on June 29, 2022.

●	5,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on July 5, 2022.

●	1,258 shares of common stock as consideration for payment of an aggregate principal amount of $25,000 and an aggregate accrued interest amount of $143 on the $16.66m+ convertible notes. The shares were issued on July 12, 2022 pursuant to an effective shelf registration statement on Form S-3 (File No. 333-254278), which was declared effective by the SEC on March 22, 2021.

●	15,896 restricted shares of common stock issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on July 20, 2022.

Common Stock to be Issued

As of August 31, 2023, in connection with the acquisition of Terragenx, 12858461 Canada Corp, and Poling Taddeo Hovius Physiotherapy Professional Corp (See Note 16), the Company has allotted and is obligated to issue 91,138 shares of the Company’s common stock. As at August 31, 2023, the fair value of the shares to be issued is $1,217,293.

Stock Options and Warrants

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2023 and 2022, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2023, the 2018 Plan had 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan may be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022 and January 1, 2023. As of August 31, 2023, the 2021 Plan had 75,463 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	184,960	22.90	3.14	$218,240
Granted	36,946	14.60	3.80
Forfeited	(5,483)
Exercised	-
Outstanding, August 31, 2022	216,423	21.50	2.53	$140,577
Granted	200,000	1.32	5.75
Expired	(45,000)
Exercised	-
Outstanding, August 31, 2023	371,423	$11.44	3.98	$16,000
Exercisable, August 31, 2023	371,423	$11.44	3.98	$16,000

The exercise price for stock options outstanding and exercisable at August 31, 2023:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
22,715	$13.30	22,715	$13.30
54,200	16.00	54,200	16.00
4,800	18.70	4,800	18.70
77,500	30.00	77,500	30.00
7,260	38.00	7,260	38.00
1,000	50.00	1,000	50.00
3,948	19.00	3,948	19.00
200,000	1.32	200,000	1.32
371,423		371,423

For options granted during the year ended August 31, 2023 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.32, and the weighted-average exercise price of such options was $1.32. No options were granted during the year ended August 31, 2023 where the exercise price was less than or greater than the stock price at the date of grant.

For options granted during the year ended August 31, 2022 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $13.72, and the weighted-average exercise price of such options was $14.24. No options were granted during the year ended August 31, 2022 where the exercise price was less than the stock price at the date of grant. For options granted during the year ended August 31, 2022 where the exercise price was greater than the stock price at the date of grant, the weighted-average fair value of such options was $18.01, and the weighted-average exercise price of such options was $19.00.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $385,335 and $426,690 during the years ended August 31, 2023 and 2022, respectively. At August 31, 2023, the unamortized stock option expense was $nil.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the year ended August 31, 2023 and 2022:

	2023	2022

Risk-free interest rate	3.74%	0.93 to 3.01%
Expected life of the options	6 years	2.5 years
Expected volatility	254%	267% to 281%
Expected dividend yield	0%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2021	238,805	33.50	5.12	$-
Granted	605,721	20.50	3.25
Forfeited	-
Exercised	-
Outstanding, August 31, 2022	844,526	24.18	3.50	$-
Granted	1,077,661	1.39	3.51
Forfeited	-
Exercised	(1,115,933)
Outstanding, August 31, 2023	806,254	$12.05	3.71	$106,960
Exercisable, August 31, 2023	806,254	$12.05	3.71	$106,960

The exercise price for warrants outstanding at August 31, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
261,193	$33.50
267,400	1.00
277,661	2.50
806,254

Note 15 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2023 and 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the years ended August 31, 2023 and 2022 were $nil.

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2023
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(3,515,747)		$(9,698,805)		$(13,214,552)

Expected income tax benefit	(931,672)	-26.5%	(2,618,677)	-27.0%	(3,550,349)
Stock based compensation	-	0.0%	233,800	9.0%	233,800
Change in valuation allowance	931,672	26.5%	2,384,877	18.0%	3,316,549
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2022
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(8,105,151)		$(24,744,064)		$(32,849,215)

Expected income tax benefit	(2,147,864)	-26.5%	(6,680,897)	-27.0%	(8,828,761)
Stock based compensation	-	0.0%	474,239	17.4%	474,239
Change in valuation allowance	2,147,864	26.5%	6,206,658	9.6%	8,354,522
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2023 and 2022, the significant components of the deferred tax asset and liability are summarized below:

	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$15,839,947	$12,523,398
Total deferred tax asset	15,839,947	12,523,398
Less: valuation allowance	(15,839,947)	(12,523,398)
Total deferred tax asset	-	-
Deferred tax liability:
Intangible assets	(1,400,499)	(1,445,448)
Total deferred tax liability	(1,400,499)	(1,445,448)
Net deferred tax liability	$(1,400,499)	$(1,445,448)

The valuation allowance for the years ended August 31, 2023 and 2022 increased as a result of the Company generating additional net operating losses.

The Company has recorded as of August 31, 2023 and 2022 a valuation allowance of $15,839,947 and $12,523,398, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history. The intangible assets are not all available as a source of income and thus are not fully available to offset against the Company’s deferred tax assets.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2023 and 2022.

As of August 31, 2023, the Company has net operating loss carry-forward of approximately $10,124,095 and $10,055,712 in the United States and Canada, respectively that begin to expire in 2030. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code Section 382. The 2022, 2021, 2020 and 2019 tax years are still subject to audit in the U.S. and reassessment in Canada.

Note 16 – Acquisitions

Acquisition of Businesses

Joint Venture

Joint Venture Agreement with Farm 7 Group Inc. for the Kenya Agricultural Cooperative Project

On August 14, 2023, the Company and Farm 7 Group Inc., a Canada corporation, completed a Joint Venture Agreement (the “Farm 7 JV”) to establish a joint venture entity in a Canadian jurisdiction, mutually acceptable to both parties, to assist in development, administration and the arrangement of structured financing for the implementation and commencement of the “Kenya Agricultural Cooperative Project”, in particular a Kenya centric agricultural project with executed uptake contracts for agricultural goods with a term of thirty years involving up to 9 million hectares of land participating under a cooperative structure. The Farm 7 JV provides for the annual distribution of the net profits 75% to F7 and 25% to the Company. As of August 31, 2023, were no further activity relating to Farm 7 JV.

MiTelemed+ 50/50 Joint Venture with EK-Tech Solutions, Inc.

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 185,000 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech. As of August 31, 2023, the terms and conditions for the exchange of the NHL Exchangeable Special Shares had not been met.

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

(b)	CAD$500,000 (approximately $398,050) is to be issued in the form of 11,883 restricted shares of Company common stock, free and clear of all liens, pledges, encumbrances, charges, or known claims of any kind, nature, or description, upon closing of the Mullins APA

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $33.50 per share. The price of the Company’s common stock on the closing date was $15.90; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying consolidated balance sheets since the conditions for payment have not been met as of August 31, 2023.

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

Pursuant to the terms of the Terra SEA, NHL agreed to purchase from the Terra Shareholders, and the Terra Shareholders agreed to sell to NHL, the Terra Purchased Shares on the closing date, in exchange for payment by NHL of the purchase price (the “Purchase Price”) of CAD$500,000 (approximately $398,050) (the “Exchange”). The Purchase Price was to be paid with the issuance, by NHL to the Terra Shareholders, of certain non-voting NHL special shares exchangeable into restricted shares of the Company’s common stock (the “NHL Exchangeable Shares”). The total shares of Company common stock allotted in favor of the Terra Shareholders was calculated at a per share price of $33.50.

The Exchange closed on November 17, 2021. At the closing of the Exchange, (i) the Terra Shareholders transferred to NHL a total of 910 shares of Terra common stock, representing 91% of Terra’s outstanding shares, and (ii) a total of 100 NHL Exchangeable Shares were issued to the Terra Shareholders, which NHL Exchangeable Shares are exchangeable into a total of 11,883 restricted shares of the Company’s common stock. As a result of the Exchange, NHL has 91% ownership of Terra and full control of the Terra business.

In addition, the Company will issue 50,000 shares of the Company’s common stock to Terry Mullins as part of an employment agreement that is considered part of the purchase price. The price of the Company’s common stock on the closing date was $15.90; therefore the purchase price for accounting purposes was $983,925. The Company acquired Terragenx to complement several of the Company’s growth initiatives including (i) to build a health science related IP portfolio, and (ii) through either acquisition, internal development, or third-party licensing distribute effective, personalized health and wellness product solutions allowing for the customization of patient preventative care remedies and over-the-counter preventative and maintenance care solutions. This acquisition was considered an acquisition of a business under ASC 805.

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
$983,925

Share Exchange Agreement to Acquire 50.1% of 12858461 Canada Corp.

On March 1, 2022, the Company and NHL completed a Share Exchange Agreement (the “1285 SEA”) with 12858461 Canada Corp. (“1285”), a Canada federal corporation in the business of providing clinic-based physiotherapy and related ancillary services and products, and Prashant A. Jani, a Canadian citizen and sole shareholder of 1285 (the “1285 Shareholder”), to acquire 50.1% ownership of 1285 for a purchase price of $68,000 (the “1285 Purchase Price”) paid with the issuance, by NHL to the 1285 Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 1,700 restricted shares of the Company’s common stock (the “Parent 1285 SEA Shares”) at the determination of the 1285 Shareholder. The number of Parent 1285 SEA Shares was calculated by dividing the 1285 Purchase Price by $40.00 per share.

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
$25,500

Asset Purchase Agreement with Poling Taddeo Hovius Physiotherapy Professional Corp., operating as Fairway Physiotherapy and Sports Injury Clinic

On March 1, 2022, the Company and NHL completed an Asset Purchase Agreement (the “PTHPC APA”) with Poling Taddeo Hovius Physiotherapy Professional Corp. (“PTHPC”), operating a clinic-based physiotherapy, rehabilitative, and related ancillary services and products business known as Fairway Physiotherapy and Sports Injury Clinic (“FAIR”), and Jason Taddeo, a Canadian citizen and the sole shareholder of PTHPC (the “PTHPC Shareholder”), Under the terms and conditions of the PTHPC APA, PTHPC agreed to sell, assign and transfer to NHL, free and clear of all encumbrances, other than permitted encumbrances, and NHL agreed to purchase from PTHPC all of PTHPC’s right, title and interest in and to all of its assets related to FAIR and the FAIR Business, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated. Under the terms and conditions of the PTHPC APA, the purchase price is $627,000 (the “FAIR Purchase Price”) paid with the issuance, by NHL to the PTHPC Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 15,675 restricted shares of the Company’s common stock (the “Parent PTHPC APA Shares”) at the determination of the PTHPC Shareholder. The number of Parent PTHPC APA Shares was calculated by dividing the FAIR Purchase Price by $40.00 per share.

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

Pursuant to the terms of the CCI Agreement, among other things, the CCI Members will sell and assign to the Company all of their membership interests of CCI, in exchange for a total of 80,000 restricted shares of the Company’s common stock (the “Exchange Shares”) (“CCI Acquisition”). The Exchange Shares will be apportioned among the Members pro rata based on their respective membership interest ownership percentage of CCI. Following the closing of the CCI Acquisition (the “Closing”), the Company will own 100% of the issued and outstanding membership interests of CCI, and the CCI Members or their designees will collectively own 80,000 restricted shares of the Company’s common stock. The restricted shares were issued on April 7, 2022.

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

Such matters included an action against one of the Company’s subsidiaries for settlement of outstanding legal fees relating to an unsuccessful transactions. Based on available information to date, the Company estimates that a resolution of these matters would result in a probable loss of at least $369,500 (CAD $500,000), and was recognized as an accrual on the consolidated balance sheet. In addition, there was an action against one of the Company’s subsidiaries primarily relating to a collection matter. Based on information available to the Company’s management to date, there is no estimable outcome available at this time and management does not expect that the outcome is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

The following tables summarize the Company’s segment information for the years ended August 31, 2023 and 2022:

	Years Ended August 31,
	2023	2022

Sales
Healthcare services	$8,226,674	$8,397,857
Product Sales	4,335,645	3,336,899
Corporate	9,700	3,181
	$12,572,019	$11,737,937

Gross profit
Healthcare services	$2,998,315	$3,448,233
Product Sales	1,944,701	1,347,825
Corporate	9,699	3,180
	$4,952,715	$4,799,238

Loss from operations
Healthcare services	$(413,670)	$(1,506,135)
Product Sales	(2,958,225)	(4,940,559)
Corporate	(5,181,267)	(18,579,983)
	$(8,553,162)	$(25,026,677)

Depreciation and amortization
Healthcare services	$132,539	$141,529
Product Sales	1,052,406	1,337,324
Corporate	1,117,809	1,540,400
	$2,302,754	$3,019,253

Capital expenditures
Healthcare services	$-	$-
Product Sales	49,224	3,600
Corporate	-	-
	$49,224	$3,600

Interest expenses
Healthcare services	$92,327	$76,255
Product Sales	55,441	962,480
Corporate	212,803	555,540
	$360,571	$1,594,275

Net loss
Healthcare services	$(496,970)	$(1,408,891)
Product Sales	(3,193,859)	(7,305,571)
Corporate	(9,578,615)	(24,330,716)
	$(13,269,444)	$(33,045,178)

Total assets
Healthcare services	$5,158,851	$5,917,403
Product Sales	17,993,652	19,595,269
Corporate	12,410,544	15,360,168
	$35,563,047	$40,872,840

Accounts receivable
Healthcare services	$697,440	$585,492
Product Sales	765,388	419,417
Corporate	4,200	12,496
	$1,467,028	$1,017,405

Intangible assets
Healthcare services	$120,163	$159,453
Product Sales	3,818,313	5,283,333
Corporate	12,280,063	13,397,832
	$16,218,539	$18,840,619

Goodwill
Healthcare services	$520,821	$537,537
Product Sales	7,061,662	7,288,307
Corporate	-	-
	$7,582,483	$7,825,844

Note 19 – Subsequent Events

September 2023 Mast Hill SPA

On September 12, 2023, the Company entered into a securities purchase agreement (the “September 2023 Mast Hill SPA”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued an 12% promissory note (the “September 2023 Mast Hill Note”) with a maturity date of September 12, 2024 (the “September 2023 Mast Hill Maturity Date”), in the principal sum of $3,500,000. Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 Mast Hill Note carries an original issue discount (“OID”) of $350,000. Accordingly, on the closing date, Mast Hill paid the purchase price of $3,150,000 in exchange for the September 2023 Mast Hill Note. Mast Hill may convert the September 2023 Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 Mast Hill Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 Mast Hill Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 12, 2023, (ii) $350,000 plus accrued interest on March 12, 2024, (iii) $350,000 plus accrued interest on April 12, 2024, (iv) $350,000 plus accrued interest on May 12, 2024, (v) $595,000 plus accrued interest on June 12, 2024, (vi) $595,000 plus accrued interest on July 12, 2024, (vii) $595,000 plus accrued interest on August 12, 2024, and (viii) all remaining amounts owed under the September 2023 Mast Hill Note on the September 2023 Mast Hill Maturity Date (each of the aforementioned payments is an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill will have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the September 2023 Mast Hill Note at the lesser of (i) the then applicable conversion price under the September 2023 Mast Hill Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 Mast Hill Note at any time prior to the date that an Event of Default (as defined in the Note) occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 Mast Hill Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 Mast Hill Note or September 2023 Mast Hill SPA.

Upon the occurrence of any Event of Default, the September 2023 Mast Hill Note shall become immediately due and payable and the Company will pay to Mast Hill an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 Mast Hill SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 Mast Hill Note. Further, pursuant to the September 2023 Mast Hill SPA, the Company agreed to transfer its rights to the charges/mortgages evidenced by Instrument Nos. CE925256 (in the amount of CDN$1,600,000) and CE888785 (in the amount of CDN$1,800,000) on the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, to Mast Hill as security for the Company’s repayment of the September 2023 Mast Hill Note. In addition to the beneficial ownership limitations provided in the September 2023 Mast Hill Note, the sum of the number of shares of common stock that may be issued under the September 2023 Mast Hill SPA and September 2023 Mast Hill Note shall be limited to 1,772,045 as further described in the September 2023 Mast Hill SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

The Company’s subsidiary, Acenzia Inc. (“Acenzia”), entered into a guaranty with Mast Hill on September 12, 2023. Acenzia guaranteed the repayment of the September 2023 Mast Hill Note and granted Mast Hill a security interest in Acenzia’s assets, including but not limited to, the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada.

September 2023 FirstFire SPA & Note

On September 18, 2023, the Company entered into a securities purchase agreement (the “September 2023 FirstFire SPA”) with FirstFire Global Opportunities Fund, L.P. (“FirstFire”), pursuant to which the Company issued an 12% promissory note (the “September 2023 FirstFire Note”) with a maturity date of September 18, 2024, in the principal sum of $277,778. Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum to FirstFire and to pay interest on the principal balance at the rate of 12% per annum. The September 2023 FirstFire Note carries an OID of $27,778. Accordingly, on the closing date, FirstFire paid the purchase price of $250,000 in exchange for the September 2023 FirstFire Note. FirstFire may convert the September 2023 FirstFire Note into the Company’s common stock, at any time at a conversion price equal to the lesser of (i) $4.50 or (ii) 91.5% of the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date, subject to adjustment as provided in the September 2023 FirstFire Note (including but not limited to price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as beneficial ownership limitations.

Pursuant to the terms of the September 2023 FirstFire Note, the Company agreed to pay the principal sum and accrued interest as follows: (i) all accrued interest on December 18, 2023, (ii) $27,778 plus accrued interest on March 18, 2024, (iii) $27,778 plus accrued interest on April 18, 2024, (iv) $27,778 plus accrued interest on May 18, 2024, (v) $47,222 plus accrued interest on June 18, 2024, (vi) $47,222 plus accrued interest on July 18, 2024, (vii) $47,222 plus accrued interest on August 18, 2024, and (viii) all remaining amounts owed under the September 2023 FirstFire Note on the maturity date (each of the aforementioned payments is a “FirstFire Amortization Payment”). If the Company fails to make any FirstFire Amortization Payment, then FirstFire shall have the right to convert the amount of such respective FirstFire Amortization Payment into shares of common stock as provided in the September 2023 FirstFire Note at the lesser of (i) the then applicable conversion price under the September 2023 FirstFire Note or (ii) 85% the lowest volume weighted average price of the Company’s common stock on any trading day during the five trading day period prior to the respective conversion date.

The Company may prepay the September 2023 FirstFire Note at any time prior to the date that an event of default occurs at an amount equal to the principal sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750 for administrative fees. The September 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2023 FirstFire Note or September 2023 FirstFire SPA.

Upon the occurrence of any event of default, the September 2023 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the principal sum then outstanding plus accrued interest multiplied by 125%. Upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The September 2023 FirstFire SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, piggy-back registration rights with respect to the common stock underlying the September 2023 FirstFire Note. In addition to the beneficial ownership limitations provided in the September 2023 FirstFire Note, the sum of the number of shares of common stock that may be issued under the September 2023 FirstFire SPA and September 2023 FirstFire Note shall be limited to 480,156 as further described in the September 2023 FirstFire SPA, unless shareholder approval to exceed such limitation is obtained by the Company.

Acenzia entered into a guaranty with FirstFire on September 18, 2023. Acenzia guaranteed the repayment of the September 2023 FirstFire Note and granted FirstFire a security interest in Acenzia’s assets, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada, which is junior in priority to the security interest granted by Acenzia to FirstFire.

Bylaws Amendment

On September 27, 2023, the Company’s Board of Directors (the “Board”) adopted an amendment (the “Bylaws Amendment”) to the Company’s bylaws that had the effect of reducing the quorum at all meetings of the Company’s stockholders for the transaction of business, except as otherwise provided by statute or by the Company’s articles of incorporation, as amended, to one-third (33⅓%) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy (the “Reduced Quorum Requirement”). The Company’s bylaws previously provided that the holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote would constitute a quorum at all meetings of stockholders for the transaction of business.

Blacksheep Master (Asset Transfer) Agreement

On September 27, 2023, the Company entered into a Master (Asset Transfer) Agreement (the “Master Agreement”) by and between the Company and Blacksheep Trust (“Blacksheep”). Pursuant to the terms of the Master Agreement, Blacksheep agreed to transfer, on such dates as agreed to by the Company and Blacksheep, to the Company certain collateral equal to $1 billion and controlled by Blacksheep (the “Collateral”). The Collateral will be used by the Company for monetization. The consideration for the Collateral is equal to 15% of the monetization, advanced within five business days of clear access to the monetization or monetization facility.

The parties to the Master Agreement intend that the transfer of Collateral will be duly validated and authenticated by third-party audit procedures, said audit will allow for the transfer and monetization of the transferred Collateral, free and clear of any liens, claims or encumbrances, from Blacksheep to the Company and that the Collateral will not be a part of Blacksheep’s property for any purposes under state or federal law.

Pursuant to the terms of the Master Agreement, Blacksheep will be entitled to an annual distribution of 10% of net profits as identified by an independent auditor based on the Company’s business activity resulting from the direct investment of any funds derived from the monetization of transferred Collateral.

The Company has the right to the Collateral for no more than 15 years from the date of monetization, with the Company’s exclusive right to repatriate the Collateral to Blacksheep sooner without penalty. Blacksheep will be permitted one seat on the Company’s Board, which position will remain available for the term of the Collateral transfer or until the Collateral is repatriated to Blacksheep.

Any draw against the monetization of the Collateral will require unanimous Board consent.

The Master Agreement contains customary representations, warranties, and covenants of the Company and Blacksheep.

2023 Equity Incentive Plan

On September 29, 2023, stockholders of the Company approved the 2023 Equity Incentive Plan.

Reverse Stock Split

The Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market (“Nasdaq”) on November 6, 2023, and the Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

Purchase and Sale Agreement – Ophir Collection

On November 21, 2023, the Company entered into a Purchase and Sale Agreement (“Ophir Agreement”) between the Company and Blake Alsbrook, solely in his capacity as Court-appointed successor receiver (the “Successor Receiver”) in Ocean Thermal Energy Corporation v. C. Robert Coe II, et al., United States District Court for the Central District of California (the “Court”) Case No. 2:19-cv-04299 VAP (JPRx) (the “Action”). Pursuant to the terms of the Ophir Agreement, the Company agreed to purchase, and the Successor Receiver agreed to sell to the Company, the Ophir Collection (as hereinafter defined), subject to the contingencies outlined in the Ophir Agreement, including Court approval, which approval was received on December 1, 2023. The Ophir Agreement was effective upon execution by both parties; however, the Ophir Agreement was subject to approval by the Court.

Pursuant to the Court’s July 2, 2019 order in the Action, as modified by the Court’s February 25, 2022 order in the Action, the Successor Receiver has possession of and right to sell a certain collection of 43 gemstones, 42 of which are certified by the Gemological Institute of America, known as the “Ophir Collection”. Together, the Court’s July 2, 2019 order appointing the original receiver, the Court’s December 3, 2019, order appointing the Successor Receiver, and the Court’s February 25, 2022, order are referred to collectively as the “Receivership Orders.” The Receivership Orders authorized the Successor Receiver to take sole custody, possession, and control of the Ophir Collection and to sell, assign, transfer, convey and deliver title and rights in and to the Ophir Collection subject to the approval of the Court to protect the interests of certain identified creditors.

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 (the “Deposit”) with the Successor Receiver.

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection as follows:

(i)	The Company has the right, at all times after November 21, 2023, to conduct a full and unfettered inspection of the Ophir Collection. While the Company has the right to inspect the Ophir Collection prior to closing, the Company’s inspection will not be a contingency to closing and the inability of the Company to inspect (or the Company’s decision not to inspect) the Ophir Collection prior to closing will not delay or prevent closing.

(ii)	After the Successor Receiver obtains Court approval of the Ophir Agreement, the Company will cause $59,975,000 (representing the $60,000,000 purchase price, less the Deposit) to be paid to the Successor Receiver, on or before December 19, 2023.

(iii)	Within one business day thereafter, the Successor Receiver will assign, transfer, convey and deliver free and clear title and interest in and to, and possession of, the Ophir Collection to the Company.

As a result of entry into the Ophir Agreement, the Company no longer intends to pursue a transaction with SwagCheck Inc. (“SWAG”). The Share Purchase Agreement, dated as of December 23, 2022, by and among the Company, SWAG and all SWAG shareholders, as amended, previously terminated pursuant to its terms.

Nasdaq Notification – Compliance of Minimum Bid Price Requirement

On November 22, 2023, the Company received notice from Nasdaq informing the Company that it has regained compliance with the minimum bid price requirement as set forth under NASDAQ Listing Rule 5550(a)(2) for continued listing on Nasdaq.

As previously disclosed, on November 21, 2022, Nasdaq notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Nasdaq listing rules. As previously disclosed on May 25, 2023, Nasdaq notified the Company that it had until November 20, 2023, to regain compliance by maintaining a minimum closing bid price of $1.00 or more for a minimum of 10 consecutive trading days. The Nasdaq notice states that Nasdaq has determined that for the last 11 consecutive business days, from November 7,2023 to November 21, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, Nasdaq has confirmed that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after November 1, 2023, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Share Issuance in Exchange for Certain NHL Non-Voting Special Shares

Subsequent to the fiscal year ended August 31, 2023, the Company issued 737,642 restricted shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 11, 2021.

Share Issuances in Connection with S-1 Warrant Exercises

Subsequent to the fiscal year ended August 31, 2023, the Company issued 240,400 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”).

Stock Issuance – Consulting Agreements

Subsequent to the fiscal year 2023 period end, the Company issued 375,000 restricted shares of common stock as consideration for Consulting Agreements.

Stock Issuance – Mast Hill Cashless Warrant Exercise

On September 18, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 restricted shares of the Company’s common stock.

On October 23, 2023, Mast Hill fully exercised all warrants granted under the terms and conditions of the $445,000 Mast Hill Warrant Agreement, dated June 20, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 138,703 restricted shares of the Company’s common stock.

Stock Issuance – FirstFire Cashless Warrant Exercise

On October 12, 2023, FirstFire fully exercised all warrants granted under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the FirstFire Warrant, the Company issued 53,532 restricted shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2023 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended August 31, 2023, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended; and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended August 31, 2023, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	55	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc.

Christopher David	64	Chief Operating Officer, President, and Director of Novo Integrated Sciences, Inc.

Vivek Sethi	37	Principal Financial Officer of Novo Integrated Sciences, Inc.

Sarfaraz Ali	42	Director of Novo Integrated Sciences, Inc.

Alex Flesias	49	Director of Novo Integrated Sciences, Inc.

Michael Pope	43	Director of Novo Integrated Sciences, Inc.

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

Mr. David brings knowledge and experience based on his past 28 years as a private investor in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, biotech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 6 years prior to assuming his duties as the Company’s Secretary, Treasurer and Board Director in August 2014.

Mr. David does not hold, and has not previously held, any directorships in any reporting companies. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David is a 1989 graduate of University of Washington with a B.A. degree in Political Science.

Vivek “Vik” Sethi. Mr. Sethi has served as the Company’s Principal Financial Officer and principal accounting officer since July 2023 managing all accounting and finance functions. Mr. Sethi brings over 13 years of international corporate finance and operational experience, directing accounting and finance functions, business and personal tax compliance and planning, internal and external reporting, and the ongoing evaluation and analysis of corporate financial activity.

In 2017, Mr. Sethi founded Tax Wave Solutions, located in Brampton Ontario Canada, which provides a wide range of services, to both businesses and individuals, such as accounting, bookkeeping, payroll processing, tax compliance and filings, audit support, advisory, and business consultancy. Previously, Mr. Sethi founded Vivek Sethi & Associates in India, which provided accounting services such as tax planning, auditing of small and medium-sized businesses, tax return filings, financial reports and providing solutions to tax related queries. Mr. Sethi subsequently sold the business and moved to Canada.

Mr. Sethi does not hold, and has not previously held, any directorships in any reporting companies Mr. Sethi holds a Canadian CPA designation and a Chartered Accountant designation from The Institute of Chartered Accountants of India. He graduated with a B.Com from Punjab University in Ludhiana, India.

Sarfaraz Ali. Mr. Ali brings over 18 years of knowledge and experience in the ownership and development of operational business enterprises worldwide, including supermarket chains, bakery chain stores, ride-share services, and clean water products in Bangladesh, commercial real estate and blockchain technology implementation in Canada, private equity investment and financing in Dubai, and international trade of consumer goods based primarily in Thailand.

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

The nominating and corporate governance committee is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended August 31, 2023 to identify or screen potential director candidates. The nominating and corporate governance committee will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David (together, our “Named Executive Officers”).

2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Robert Mattacchione	2023	$185,000	$0	$0	$0	$0	$185,000
Chief Executive Officer	2022	$185,000	$0	$0	$0	$0	$185,000

Christopher David	2023	$171,000	$0	$0	$263,561	$0	$434,561
COO-President	2022	$171,000	$0	$0	$0	$0	$171,000

(1)	On May 31, 2023, the Board granted to Mr. David an option to purchase all or any part of an aggregate of 200,000 shares of the Company’s common stock, pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) as consideration for his services. The options are fully vested and exercisable, has an exercise price of $1.32 per share and expires on May 31, 2029, six years after the grant date.

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

Christopher David

On August 6, 2020, the Company entered into an employment agreement (the “August 2020 Agreement”) with Mr. David, effective August 5, 2020. Pursuant to the terms of the August 2020 Agreement, Mr. David agreed to serve as the Company’s President. In consideration thereof, the Company agreed to (i) pay Mr. David a monthly salary of $8,000, and (ii) grant Mr. David a 5-year option to purchase 57,500 shares of the Company’s restricted common stock at an exercise price of $30.00 per share. The option fully vested on the date of grant and expires on August 6, 2025.

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2023

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	10,000	0	0	$16.00	2/19/24
	7,500	0	0	$16.00	4/28/24
	10,000	0	0	$16.00	7/12/24
	20,000	0	0	$16.00	12/29/24
	57,500	0	0	$30.00	8/6/25
	200,000	0	0	$1.32	5/31/29

2023 Equity Plan

On July 26, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Plan.

The Board’s approval and recommendation of the 2023 Equity Plan follows a review by the Compensation Committee of our existing compensation program, comparable plans at other companies and trends in long-term compensation, particularly in the industries in which we compete.

The Board believes the 2023 Equity Plan will serve as an essential element of our compensation program and will be critical to our ability to attract and retain the highly qualified employees essential for the execution of our business strategy. The Board believes the 2023 Equity Plan, as proposed, will (i) attract and retain key personnel, and (ii) provide a means whereby directors, officers, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measure by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The 2023 Equity Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards.

2023 Equity Plan Highlights

Highlights of the 2023 Equity Plan are as follows:

●	The Compensation Committee, which is comprised solely of independent directors, will administer the 2023 Equity Plan.

●	The total number of shares of common stock authorized for issuance under the 2023 Equity Plan is 25,000,000 shares, or approximately 16.8% of the common stock outstanding at the Record Date.

●	No non-employee director may be granted, in any fiscal year, awards with a grant date fair value (computed as of the date of grant in accordance with U.S. generally accepted accounting principles) of more than $300,000.

●	The exercise price of options and SARs may not be less than the fair market value of the common stock on the date of grant.

●	In addition to other vesting requirements, the Compensation Committee may condition the vesting of awards on the achievement of specific performance targets.

Material Features of the 2023 Equity Plan

Term

The 2023 Equity Plan will terminate on September 29, 2033, unless the Board terminates it earlier.

Purpose

The purpose of the 2023 Equity Plan is to provide a means through with the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders.

Administration

Pursuant to the terms of the 2023 Equity Plan, to the extent required by applicable laws, the Compensation Committee, which is comprised entirely of independent directors, will administer the 2023 Equity Plan. Other than as provided in the preceding sentence, the 2023 Equity Plan will be administered by the Board or a committee (other than the Compensation Committee), which committee will be constituted to satisfy applicable laws.

The administrator will have the sole and plenary authority to (i) designate participants; (ii) determine the type or types of awards; (iii) determine the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled in, or exercised for, cash, shares of Company common stock, other securities, other awards, or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares of Company common stock, other securities, other awards, or other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant or of the administrator; (vii) interpret, administer, reconcile any inconsistency in, correct any defect in, and/or supply any omission in the 2023 Equity Plan and any instrument or agreement relating to, or award granted under, the 2023 Equity Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2023 Equity Plan; (ix) adopt sub-plans; and (x) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2023 Equity Plan.

The administrator will have the discretion to select particular performance targets in connection with awards under the 2023 Equity Plan. Under the 2023 Equity Plan, performance targets are specific levels of performance of the Company (and/or subsidiaries, divisions or operational and/or business units, product lines, brands, business segments, administrative departments, or any combination of the foregoing), which may be determined in accordance with GAAP or on a non-GAAP basis on the specified measures.

Eligibility

Employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries will be eligible to receive awards under the 2023 Equity Plan.

Maximum Shares Available

The total number of shares of common stock authorized for issuance under the 2023 Equity Plan is 2,500,000 shares. No non-employee director may be granted, in any fiscal year, awards with a grant date fair value (computed as of the date of grant in accordance with U.S. generally accepted accounting principles) of more than $300,000.

Adjustments

In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the shares occurs, the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2023 Equity Plan, will adjust the number and class of shares of stock that may be delivered under the 2023 Equity Plan and/or the number, class, and price of shares of stock covered by each outstanding award, and the numerical share limits of the 2023 Equity Plan.

Restricted Stock

The Compensation Committee will be authorized to award restricted stock under the 2023 Equity Plan. Awards of restricted stock will be subject to the terms and conditions established by the Compensation Committee. Restricted stock is common stock that is subject to such restrictions as may be determined by the Compensation Committee for a specified period.

RSU Awards

The Compensation Committee will be authorized to award RSUs in lieu of or in addition to any restricted stock awards. RSUs will be subject to the terms and conditions established by the Compensation Committee. Each RSU will have an initial value that is at least equal to the fair market value of a share of Company common stock on the date of grant. RSUs may be paid at such time as the Compensation Committee may determine in its discretion, and payments may be made in a lump sum or in installments, in cash, shares of common stock, or a combination thereof, as determined by the Compensation Committee in its discretion.

Options

The Compensation Committee will be authorized to grant options to purchase shares of common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) for incentive stock options, or “nonqualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2023 Equity Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2023 Equity Plan, the exercise price of the options will not be less than the fair market value of our common stock at the time of grant. Options granted under the 2023 Equity Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2023 Equity Plan will be 10 years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise), or through a “net exercise,” or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism or by such other method as the Compensation Committee may determine to be appropriate.

Stock Appreciation Rights

The Compensation Committee will be authorized to award SARs under the 2023 Equity Plan. SARs will be subject to the terms and conditions established by the Compensation Committee and reflected in the award agreement. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2023 Equity Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs.

Other Stock-Based Awards

The Compensation Committee will be authorized to award other stock-based awards having terms and conditions as determined by the Compensation Committee. These awards may be granted either alone or in tandem with other awards.

Qualified Performance-Based Awards

Restricted stock and RSUs granted to officers and employees of the Company may depend on the degree of achievement of one or more performance goals relative to a pre-established targeted level or levels using one or more identified performance targets. The applicable performance period may not be less than three months nor more than 10 years.

Dividends and Voting Rights

Participants awarded stock options and SARs will not receive dividends or dividend equivalents or have any voting rights with respect to shares of common stock underlying these awards prior to the issuance of any such shares. Participants that hold unearned awards subject to performance vesting conditions (other than or in additional to the passage of time) will not receive dividends or dividend equivalents or have any voting rights with respect to shares of common stock underlying these awards prior to the issuance of any such shares; provided, however, that dividends and dividend equivalents may be accumulated in respect of unearned awards and paid within 30 days after such awards are earned and become payable or distributable.

Transferability

Awards granted under the 2023 Equity Plan generally will be transferable only by will or the applicable laws of descent and distribution. In certain limited circumstances, the Compensation Committee may authorize stock options, other than incentive stock options, to be transferred to family members or trusts controlled by family members of the participant. Restricted stock may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of until the applicable restrictions lapse.

Clawback

All awards under the 2023 Equity Plan are subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with (i) any clawback, forfeiture or other similar policy adopted by the Board or the Compensation Committee and as in effect from time to time; and (ii) applicable law.

Amendment and Termination

The Board may terminate or amend the 2023 Equity Plan or any portion thereof at any time; provided, however, that the Board may not, without stockholder approval, amend the 2023 Equity Plan if:

●	Such approval is necessary to comply with any regulatory requirement applicable to the 2023 Equity Plan;
●	It would materially increase the number of securities which may be issued under the 2023 Equity Plan; or
●	It would materially modify the requirements for participation in the 2023 Equity Plan.

In addition, any such amendment that would materially and adversely affect an award holder’s rights with respect to a previously granted and outstanding award will not to that extent be effective without the consent of the affected holder of such award.

The Compensation Committee may terminate or amend any award agreement, to the extent consistent with the terms of the 2023 Equity Plan and any applicable award agreement and so long as such termination or amendment would not materially and adversely affect an award holder’s rights with respect to a previously granted and outstanding award (unless the affected holder consents thereto); provided, however that the Compensation Committee may not, without stockholder approval, amend or terminate an award or award agreement to:

●	Reduce the exercise price of any option or the strike price of any SAR;
●	To cancel any outstanding option or SAR and replace it with a new option or SAR (with a lower exercise price or strike price, as the case may be) or other award or cash payment that is greater than the intrinsic value (if any) of the canceled option or SAR; and
●	Take any other action which is considered a “repricing” for purposes of the stockholder approval rules of any securities exchange or inter-dealer quotation system on which the securities of the Company are listed or quoted.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after November 1, 2023, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

DIRECTOR COMPENSATION

The following table summarizes compensation paid to all our non-employee directors for the fiscal year ended August 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sarfaraz Ali	-	-	71,365	-	-	-	71,365
Alex Flesias	-	-	91,178	-	-	-	91,178
Michael Pope	15,000	-	111,372	-	-	-	126,372

(1)	Represents the aggregate grant date fair value for the stock options, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation. For information about the assumptions made in this valuation, refer to Note 14—Stockholders’ Equity to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. At August 31, 2023, the individuals included in this table had the following number of stock options outstanding: Mr. Ali – 3,948; Mr. Dalcourt - 0; Mr. Flesias – 113,755; Mr. Oliva – 288,795 ; and Mr. Pope – 126,995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 31, 2023 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officers,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 17,291,192 shares issued and outstanding as of December 14, 2023. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	1,293,358	(1)	7.48%
Christopher David	313,195	(2)	* %
Sarfaraz Ali	3,948	(3)	*
Alex Flesias	11,380	(3)	*
Michael Pope	12,700	(3)	*
All directors and executive officers as a group (6 persons)	1,634,581	(4)	9.45%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (5)	1,290,858	(6)	7.47%

(1)	Represents (i) 1,290,858 shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”), and (ii) 2,500 shares that may be acquired upon exercise of vested options held by Ms. Emily Mattacchione, Mr. Mattacchione’s spouse. ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 305,000 shares that may be acquired upon exercise of vested options.
(3)	Represents shares that may be acquired within 60 days of December 14, 2023 upon exercise of vested options.
(4)	Includes 0 shares beneficially owned by Mr. Sethi in addition to shares beneficially owned by the Named Executive Officers and directors identified by name in the table.
(5)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(6)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0.00	2,737,424	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

(1)	This represents the 49,875 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), 86,490 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”), 75,467 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), and 2,500,000 shares of common stock issuable pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The Company does not intend to award any additional grants under the 2015 Plan, the 2018 Plan nor the 2021 Plan.

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. the 2015 Plan, which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of August 31, 2023, the 2015 Plan has 49,875 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Plan. Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2023, the 2018 Plan has 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Plan. Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022. As of August 31, 2023, the 2021 Plan has 75,463 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). On September 29, 2023, stockholders approved the 2023 Plan. Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of December 14, 2023, no awards have been issued under the 2023 Plan.

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

At August 31, 2023, the Company had outstanding advances totaling $533,001 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2023, the Company had debentures totaling $1,144,332 including principal and interest, due to the following related parties:

●	$303,954 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) was a director and greater than 5% shareholder of the Company, and

●	$103,039 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) was an officer, director and greater than 5% shareholder of the Company, and

●	$302,825 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company, and

●	$434,513 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 104,759 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $41.10 which was determined based on the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2023, the principal amount of debentures outstanding was $916,824.

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At August 31, 2023 and 2022, the amount due to related parties was $533,001 and $478,897, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2022, the Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm. Prior to that time, SRCO Professional Corporation served as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Fruci for the fiscal years ended August 31, 2023 and 2022. Prior to August 31, 2022, no fees were billed to the Company by Fruci.

	Fiscal Year Ended August 31,
	2023	2022
Audit Fees (1)	$165,000	$-
Audit-Related Fees (2)		-
Tax Fees (3)		-
All Other Fees (4)		-
Total	$165,000	$-

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

1.1	Placement Agency Agreement, dated October 13, 2022, by and between the registrant and Maxim Group LLC, as exclusive placement agent thereunder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

2.1	Membership Interest Purchase Agreement dated March 17, 2022, by and among Novo Integrated Sciences, Inc., Clinical Consultants International LLC, each of the members of CCI and Dr. Joseph Chalil (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.3	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.4	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.5	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.6	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.7	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

3.8	Amendment to the registrant’s bylaws, dated September 27, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2023).

4.1*	Description of registrant’s securities.

4.2	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.3	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

4.5	Guaranty Agreement dated December 15, 2021 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

4.6	Form of Three Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.7	Form of Five Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.8	Warrant Agency Agreement, dated October 18, 2022, by and between the registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.9	Common Stock Purchase Warrant, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

4.10	Common Stock Purchase Warrant, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

4.11	Common Stock Purchase Warrant, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.1+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.2	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.3	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.4+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.5+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.6+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.7+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.8+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.9+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.11	Software License Agreement dated February 26, 2019 by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2019).

10.12	First Amendment to Cloud DX Perpetual Software License Agreement dated March 6, 2020 and entered into on March 9, 2020 by and among the registrant, Novo Healthnet Limited and Cloud DX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2020).

10.13	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.14	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.15	Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between Fitness International, LLC and Novomerica Health Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.16	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.17	First Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between LAF Canada Company and Novo Health Limited, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.18+	Employment Agreement dated August 6, 2020 between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.19+	Option Agreement #32 of Christopher David dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.20+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.21+	Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2021).

10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.23	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.24	Share Exchange Agreement, dated as of May 11, 2021, by and among the registrant, PRO-DIP, LLC, Peter St. Lawrence and George St. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2021).

10.25	Share Exchange Agreement, dated as of May 28, 2021, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited, Acenzia Inc., Ambour Holdings Inc., Avec8 Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.26+	Executive Agreement, dated June 18, 2021, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.27	Amendment No. 1 to Share Exchange Agreement entered into and effective as of September 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.28	Amendment No. 2 to Share Exchange Agreement entered into and effective as of October 7, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2021).

10.29	Amendment No. 3 to Share Exchange Agreement entered into and effective as of October 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2021).

10.30	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Healthnet Assessments Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.31	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and ICC Healthnet Canada Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.32	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.33	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Michael Gaynor Physiotherapy Professional Corporation (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.34	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.35	Share Exchange Agreement, dated as of November 17, 2021, by and among the registrant, Novo Healthnet Limited, Terragenx Inc., TMS Inc., Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.36	Asset Purchase Agreement, dated as of November 17, 2021, by and between the registrant and Terence Mullins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.37	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.38	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Jefferson Street Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.39	Common Stock Purchase Warrant dated November 17, 2021 (Jefferson Street Capital, LLC as holder) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.40	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Platinum Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.41	Secured Convertible Promissory Note, dated November 17, 2021, issued by Terragenx Inc. in favor of Platinum Point Capital, LLC (registrant as guarantor) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.42	Common Stock Purchase Warrant dated November 17, 2021 (Platinum Point Capital, LLC as holder) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.43	Amended and Restated Master Facility License Agreement, dated December 15, 2021, by and between LAF Canada Company and Novo Healthnet Limited (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

10.44+	Executive Employment Agreement dated as of April 5, 2022 by and between the registrant and Dr. Joseph Mathew Chalil April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2022).

10.45	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022).

10.46	Waiver and Amendment, dated as of October 13, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2022)

10.47	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the Commission on November 15, 2022).

10.48	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2022).

10.49	Letter Agreement, dated December 13, 2022, by and among the registrant, Terragenix Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2023).

10.50	Promissory Note, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.51	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.52	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.53	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.54*+	2023 Equity Incentive Plan.

10.55	Securities Purchase Agreement, dated as of April 26, 2023, by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

10.56	Promissory Note, dated as of April 26, 2023, issued by the registrant to RC Consulting Group LLC in favor of SCP Tourbillion Monaco. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2023)

10.57	Promissory Note, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.58	Securities Purchase Agreement, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.59	Separation and General Release Agreement, dated as of June 28, 2023, by and between Novo Integrated Sciences, Inc., Jim Zsebok, and RTZ Consulting Group, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

10.60	Promissory Note, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.61	Securities Purchase Agreement, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.62	Guaranty, dated as of September 12, 2023, by and between Acenzia Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.63	Promissory Note, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.64	Securities Purchase Agreement, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.65	Guaranty, dated as of September 18, 2023, by and between Acenzia Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.66	Master (Asset Transfer) Agreement, dated as of September 27, 2023, by and between the registrant and Blacksheep Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2023).

10.67	Purchase and Sale Agreement, dated November 21, 2023, by and between the registrant Blake Alsbrook, solely in his capacity as Court-appointed successor receiver in Ocean Thermal Energy Corporation v. C. Robert Coe II, et al., United States District Court for the Central District of California Case No. 2:19-cv-04299 VAP (JPRx) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 27, 2023).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Fruci & Associates II PLLC, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

97.1*	Compensation Recovery Policy dated November 22, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: December 14, 2023	By:	/s/ Robert Mattacchione
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

Dated: December 14, 2023	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Dated: December 14, 2023	By:	/s/ Vivek Sethi
Vivek Sethi, Principal Financial Officer
(principal financial officer and principal accounting officer)

Dated: December 14, 2023	By:	/s/ Christopher David
Christopher David, Director

Dated: December 14, 2023	By:	/s/ Michael Pope
Michael Pope, Director

Dated: December 14, 2023	By:	/s/ Alex Flesias
Alex Flesias, Director

Dated: December 14, 2023	By:	/s/ Sarfaraz Ali
Sarfaraz Ali, Director

