Form 10-Q
period 2023-11-30
Novo Integrated Sciences, Inc.
filed 2024-01-22
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number: 001-40089

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

There were 17,748,320 shares of the Registrant’s $0.001 par value common stock outstanding as of January 22, 2024.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2023 (unaudited) and August 31, 2023

	November 30,	August 31,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,640,007	$416,323
Accounts receivable, net	2,636,174	1,467,028
Inventory, net	1,270,835	1,106,983
Other receivables	1,047,742	1,051,584
Prepaid expenses and other current assets	213,812	346,171
Total current assets	6,808,570	4,388,089

Property and equipment, net	5,306,613	5,390,038
Intangible assets, net	15,704,218	16,218,539
Right-of-use assets, net	1,870,204	1,983,898
Goodwill	7,554,779	7,582,483
TOTAL ASSETS	$37,244,384	$35,563,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,403,634	$3,513,842
Accrued expenses	1,300,549	1,233,549
Accrued interest (including amounts to related parties)	480,719	382,666
Government loans and notes payable, current portion	93,488	277,405
Convertible notes payable, net of discount of $3,118,819	1,103,959	558,668
Derivative liability	2,686,260	-
Contingent liability	52,749	61,767
Debentures, related parties	913,474	916,824
Due to related parties	458,266	533,001
Finance lease liability	8,907	11,744
Operating lease liability, current portion	413,506	415,392
Total current liabilities	10,915,511	7,904,858

Government loans and notes payable, net of current portion	63,777	65,038
Operating lease liability, net of current portion	1,585,667	1,693,577
Deferred tax liability	1,395,381	1,400,499
TOTAL LIABILITIES	13,960,336	11,063,972

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at November 30, 2023 and August 31, 2023, respectively	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 17,291,192 and 15,759,325 shares issued and outstanding at November 30, 2023 and August 31, 2023, respectively	17,292	15,760
Additional paid-in capital	95,481,354	90,973,316
Common stock to be issued (17,375 and 91,138 shares at November 30, 2023 and August 31, 2023)	44,443	1,217,293
Other comprehensive loss	(246,488)	(357,383)
Accumulated deficit	(71,713,384)	(67,033,041)
Total Novo Integrated Sciences, Inc. stockholders’ equity	23,583,217	24,815,945
Noncontrolling interest	(299,169)	(316,870)
Total stockholders’ equity	23,284,048	24,499,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,244,384	$35,563,047

* The condensed consolidated balance sheets’ common stock amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended November 30, 2023 and 2022 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2023	2022

Revenues	$3,891,218	$3,419,280

Cost of revenues	1,947,200	1,679,747

Gross profit	1,944,018	1,739,533

Operating expenses:
Selling expenses	9,586	7,332
General and administrative expenses	5,252,069	3,974,161
Total operating expenses	5,261,655	3,981,493

Loss from operations	(3,317,637)	(2,241,960)

Non-operating income (expense)
Interest income	2,219	2,281
Interest expense	(143,374)	(167,243)
Other expense	(652,174)	-
Change in fair value of derivative liability	585,529	-
Amortization of debt discount	(1,075,928)	(1,490,513)
Foreign currency transaction losses	(59,358)	(39,301)
Total non-operating expense	(1,343,086)	(1,694,776)

Loss before income taxes	(4,660,723)	(3,936,736)

Income tax expense	-	-

Net loss	$(4,660,723)	$(3,936,736)

Net income (loss) attributed to noncontrolling interest	19,620	(1,323)

Net loss attributed to Novo Integrated Sciences, Inc.	$(4,680,343)	$(3,935,413)

Comprehensive loss:
Net loss	(4,660,723)	(3,936,736)
Foreign currency translation gain (loss)	108,976	(420,982)
Comprehensive loss:	$(4,551,747)	$(4,357,718)

Weighted average common shares outstanding - basic and diluted	16,726,308	3,385,508

Net loss per common share - basic and diluted	$(0.28)	$(1.16)

* The condensed consolidated statements of operations and comprehensive loss’s share and per share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2023 and 2022 (unaudited)

	Common Stock		Additional Paid-in	Common Stock To	Other Comprehensive	Accumulated	Total Novo Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	(Loss) Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2023	15,759,325	$15,760	$90,973,316	$1,217,293	$(357,383)	$(67,033,041)	$24,815,945	$(316,870)	$24,499,075
Cashless exercise of warrants	245,802	246	1,323,152	-	-	-	1,323,398	-	1,323,398
Exercise of warrants for cash	240,400	240	240,160	-	-	-	240,400	-	240,400
Share issuance for convertible debt settlement	519,845	520	577,002	-	-	-	577,522	-	577,522
Issuance of common stock to be issued	73,767	74	1,172,776	(1,172,850)	-	-	-	-	-
Common stock issued for services	424,080	424	1,194,976	-	-	-	1,195,400	-	1,195,400
Rounding due to stock split	27,973	28	(28)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	110,895	-	110,895	(1,919)	108,976
Net (loss) income	-	-	-	-	-	(4,680,343)	(4,680,343)	19,620	(4,660,723)
Balance, November 30, 2023	17,291,192	$17,292	$95,481,354	$44,443	$(246,488)	$(71,713,384)	$23,583,217	$(299,169)	$23,284,048

Balance, August 31, 2022	3,118,063	$3,118	$66,084,887	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571

Units issued for cash, net of offering costs	400,000	400	1,794,600	-	-	-	1,795,000	-	1,795,000
Issuance of common stock to be issued	3,623	4	92,362	(92,366)	-	-	-	-	-
Cashless exercise of warrants	467,399	467	1,138,583	-	-	-	1,139,050	-	1,139,050
Fair value of stock options	-	-	60,887	-	-	-	60,887	-	60,887
Foreign currency translation loss	-	-	-	-	(417,008)	-	(417,008)	(3,974)	(420,982)
Net loss	-	-	-	-	-	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)
Balance, November 30, 2022	3,989,085	$3,989	$69,171,319	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

* The condensed consolidated statements of stockholders’ equity share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2023 and 2022 (unaudited)

	Three Months Ended
	November 30,	November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,660,723)	$(3,936,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572,404	586,166
Fair value of vested stock options	-	60,887
Financing costs for debt extension	1,323,398	1,139,050
Common stock issued for services	1,195,400	-
Operating lease expense	149,877	209,846
Amortization of debt discount	1,075,928	1,490,513
Foreign currency transaction losses	59,358	39,301
Change in fair value of derivative liability	(585,529)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,168,350)	28,174
Inventory	(166,476)	(157,118)
Prepaid expenses and other current assets	130,584	1,471
Accounts payable	(98,996)	321,961
Accrued expenses	71,214	149,945
Accrued interest	99,430	(9,232)
Operating lease liability	(149,877)	(202,465)
Net cash used in operating activities	(2,152,358)	(278,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(72,402)	(48,480)
Repayments of notes payable	(183,100)	-
Repayments of finance leases	(2,779)	(2,763)
Proceeds from issuance of convertible notes	3,314,153	-
Repayment of convertible notes	-	(2,777,778)
Proceeds from the sale of units, net of offering costs	-	1,795,000
Proceeds from exercise of warrants	240,400	-
Net cash provided by (used in) financing activities	3,296,272	(1,034,021)

Effect of exchange rate changes on cash and cash equivalents	79,770	12,271

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,223,684	(1,299,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,323	2,178,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,640,007	$878,700

CASH PAID FOR:
Interest	$45,321	$186,911
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount recognized on derivative liability	$3,071,653	$1,390,380
Common stock issued for convertible debt settlement	$577,522	$-
Debt discount recognized on convertible note	$3,735,414	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2023 and 2022 (unaudited)

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

On April 25, 2017 (the “Effective Date”), we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) Novo Integrated; (ii) Novo Healthnet Limited (“NHL”), (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp. (“MGPP,” and together with ALMC, MGFT and 1218814, the “NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, Novo Integrated agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL held by the NHL Shareholders in exchange for the issuance, by Novo Integrated to the NHL Shareholders, of shares of Novo Integrated common stock such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 1,677,974 restricted shares of Novo Integrated common stock, representing 85% of the issued and outstanding Novo Integrated common stock, calculated including all granted and issued options or warrants to acquire Novo Integrated common stock as of the Effective Date, but to exclude shares of Novo Integrated common stock that were subject to a then-current Regulation S offering that was undertaken by Novo Integrated (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated. The Exchange was accounted for as a reverse acquisition under the purchase method of accounting since NHL obtained control of Novo Integrated Sciences, Inc. Accordingly, the Exchange was recorded as a recapitalization of NHL, and not as a business combination, with NHL being treated as the continuing entity. The historical financial statements presented are the financial statements of NHL. At the closing date of the Exchange, the net assets of the legal acquirer, Novo Integrated Sciences, Inc., were $6,904.

Reverse Stock Split

On November 7, 2023, the Company effected a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, that the Company filed on December 14, 2023. The results of operations for the three months ended November 30, 2023 are not necessarily indicative of the results for the fiscal year ending August 31, 2024.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of November 30, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

In an effort to alleviate these conditions, the Company has considered equity and/or debt financing and/or asset monetization. There can be no assurance that funding would be available, or that the terms of such funding would be on favorable terms if available. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. These conditions, along with the matters noted above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

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

	November 30, 2023	November 30, 2022	August 31, 2023

Period end: CAD to USD exchange rate	$0.7363	$0.7403	$0.7390
Average period: CAD to USD exchange rate	$0.7324	$0.7414	$0.7426

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to the going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful receivables, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, valuation of derivative liability, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities it controls, including its wholly owned subsidiaries, NHL, Acenzia Inc. (“Acenzia”), Novomerica Health Group, Inc. (“NHG”), Novo Healthnet Rehab Limited, Novo Assessments Inc., PRO-DIP, LLC (“PRO-DIP”), a 91% controlling interest in Terragenx Inc. (“Terragenx”), a 50.1% controlling interest in 12858461 Canada Corp (“1285 Canada”), an 80% controlling interest in Novo Healthnet Kemptville Centre, Inc., a Back on Track Physiotherapy and Health Centre clinic operated by NHL, Clinical Consultants International, LLC and a 70% controlling interest in Novo Earth Therapeutics Inc. (currently inactive).

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of November 30, 2023 and August 31, 2023, the allowance for uncollectible accounts receivable was $855,116 and $864,215, respectively.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of November 30, 2023 and August 31, 2023, the Company’s allowance for slow moving or obsolete inventory was $nil and $nil, respectively.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the three months ended November 30, 2023 and year ended August 31, 2023, the Company wrote off $nil and $nil, respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at November 30, 2023, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its review at November 30, 2023, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. Based on its review at November 30, 2023, the Company believes there was no impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(5,928)	(3,892)	(6,878)	(226,645)	(18)	(243,361)
Balance, August 31, 2023	$184,750	$121,196	$214,310	$7,061,662	$565	$7,582,483
Foreign currency translation adjustment	(675)	(443)	(783)	(25,801)	(2)	(27,704)
Balance, November 30, 2023	$184,075	$120,753	$213,527	$7,035,861	$563	$7,554,779

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

As of November 30, 2023 and August 31, 2023, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for contingent liability which is carried at fair value using Level 1 inputs and derivative liability which is carried at fair value using Level 3 inputs.

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

Revenue from providing healthcare and healthcare related services and product sales are recognized under Topic 606 in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s revenue category, are summarized below:

●	Healthcare and healthcare related services – gross service revenue is recorded in the accounting records at the time the services are provided (point-in-time) on an accrual basis at the provider’s established rates. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.
●	Product sales – revenue is recorded at the point of time of delivery.

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

Sales returns and allowances were insignificant for the three months ended November 30, 2023 and 2022. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations within these condensed consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-10 reverse stock split that was effective on November 7, 2023. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 659,616 and 1,860,950 options/warrants outstanding at November 30, 2023 and 2022, respectively. In addition, at November 30, 2023, there were outstanding convertible notes that could convert into 3,786,454 shares of common stock and there were 17,375 shares of common stock to be issued.

Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gain of $108,976 for the three months ended November 30, 2023 and translation loss of $922,609 for the year ended August 31, 2023, respectively, are classified as an item of other comprehensive loss in the stockholders’ equity section of the condensed consolidated balance sheet.

Condensed Consolidated Statements of Cash Flows

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At November 30, 2023 and August 31, 2023, the amount due to related parties was $458,266 and $533,001, respectively. At November 30, 2023, $376,701 was non-interest bearing, $nil bears interest at 6% per annum, and $81,565 bears interest at 13.75% per annum. At August 31, 2023, $451,137 was non-interest bearing, $21,267 bears interest at 6% per annum, and $60,597 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, Net

Accounts receivables, net at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Trade receivables	$3,412,783	$2,223,243
Amounts earned but not billed	78,507	108,000
	3,491,290	2,331,243
Allowance for doubtful accounts	(855,116)	(864,215)
Accounts receivable, net	$2,636,174	$1,467,028

Note 5 – Inventory

Inventory at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Raw materials	$516,811	$388,391
Work in process	108,244	81,696
Finished Goods	645,780	636,896
	1,270,835	1,106,983
Allowance for slow moving and obsolete inventory	-	-
Inventory, net	$1,270,835	$1,106,983

Note 6 – Other Receivables

Other receivables at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30, 2023	August 31, 2023
Advance to corporation; accrues interest at 12% per annum; unsecured; due January 31, 2024, as amended.	$73,630	$73,900
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due February 1, 2024, as amended.	532,433	534,386
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due February 1, 2024, as amended.	441,679	443,298
Total other receivables	1,047,742	1,051,584
Current portion	(1,047,742)	(1,051,584)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Land	$441,780	$443,400
Building	3,313,350	3,325,500
Leasehold improvements	838,297	841,371
Clinical equipment	1,909,678	1,916,681
Computer equipment	33,381	33,504
Office equipment	44,400	44,502
Furniture and fixtures	38,149	38,289
	6,619,035	6,643,247
Accumulated depreciation	(1,312,422)	(1,253,209)
Total	$5,306,613	$5,390,038

Depreciation expense for the three months ended November 30, 2023 and 2022 was $72,604 and $60,043, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,487,410	7,497,746
Customer relationships	2,287,746	2,291,058
Brand names	1,921,375	1,928,421
	23,269,852	23,290,546
Accumulated amortization	(7,565,634)	(7,072,007)
Total	$15,704,218	$16,218,539

Amortization expense for the three months ended November 30, 2023 and 2022 was $499,800 and $526,123, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending November 30,
2024	$2,003,586
2025	1,820,324
2026	1,454,624
2027	1,208,004
2028	639,025
Thereafter	8,578,655
Total	$15,704,218

Note 9 – Accrued Expenses

Accrued expenses at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Accrued liabilities	$1,049,543	$961,897
Accrued payroll	215,936	236,218
Unearned revenue	35,070	35,434
	$1,300,549	$1,233,549

Note 10 – Government Loans and Notes Payable

Notes payable at November 30, 2023 and August 31, 2023 consisted of the following:

	November 30,	August 31,
	2023	2023
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,356	88,680
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028	28,589	28,693
Note payable received May 25, 2023, accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance. The note was repaid on October 26, 2023.	-	73,900
Note payable received May 10, 2023, accruing interest at 15% per 4-months term, with a first priority security interest in all of Acenzia’s production equipment, with principal and interest due 4-month from loan issuance. The note was repaid on October 23, 2023.	-	110,850
Total government loans and notes payable	157,265	342,443
Less current portion	(93,488)	(277,405)
Long-term portion	$63,777	$65,038

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$58,904 at November 30, 2023), which is unsecured, non-interest bearing and due on or before January 18, 2024. If the loan amount is paid on or before January 18, 2024, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before January 18, 2024, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan until December 31, 2026 and will accrue interest on the outstanding amount of the CEBA loan at a fixed rate of 5% per year. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,452 at November 30, 2023) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending November 30,
2024	$93,488
2025	6,470
2026	6,469
2027	6,469
2028	6,469
Thereafter	37,900
Total	$157,265

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

During the year ended August 31, 2023, an aggregate of $8,396,666 in principal and an aggregate of $32,559 in accrued interest were converted into 8,527,835 shares of common stock issued to the $16.66m+ convertible note holders. As a result of the first $1,000,000 principal conversion, the derivative liability of $1,390,380 was extinguished and recognized to additional paid-in capital. As of November 30, 2023 and August 31, 2023, the derivative liability balance was $nil and $nil, respectively.

During the year ended August 31, 2023, the Company amortized $4,241,429 of the debt discount and as of November 30, 2023 and August 31, 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the Company made cash payments in the aggregate amount of $3,001,442 for the monthly Amortization Payment, $2,833,888 in principal and $167,554 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of November 30, 2023 and August 31, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders is $nil.

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

Pursuant to the terms of the Mast Hill Note, the Company agreed to pay accrued interest monthly as well as the Mast Hill Principal Sum as follows: (i) $57,300 on August 23, 2023, (ii) 57,300 on September 23, 2023, (iii) $57,300 on October 23, 2023, (iv) $100,000 on November 23, 2023, (v) $100,000 on December 23, 2023, (vi) $100,000 on January 23, 2024, and (vii) all remaining amounts owed under the Mast Hill Note on the Mast Hill Maturity Date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the Mast Hill Note at the lesser of (i) the then applicable conversion price under the Mast Hill Note, or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

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

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $403,710, $82,963, and $86,327, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $70,465 in loan fees in connection with the convertible note. The combined total discount is $297,055 and will be amortized over the life of the convertible note. The debt discount was fully amortized during the year ended August 31, 2023.

During the year ended August 31, 2023, the principal amount of $573,000, interest of $6,028 and other fees of $1,750 were converted into 522,777 common stock of the Company. As of November 30, 2023 and August 31, 2023, the aggregate principal amount owed under the Mast Hill Note is $nil.

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

The combined total discount is $342,938 and will be amortized over the life of the convertible note. During the three months ended November 30, 2023, the Company amortized $190,209 of the debt discount and as November 30, 2023, the unamortized debt discount was $nil.

During the three months ended November 30, 2023, the principal amount of $573,000 and interest of $4,521 were converted into 519,845 common stock of the Company. As of November 30, 2023, the aggregate principal amount owed under the 2023 FirstFire Note is $nil.

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

Novo Integrated – Mast Hill Fund, L.P. $445,000 Note, SPA, and Warrant

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

Pursuant to the terms of the MH $445,000 Note, the Company agreed to pay accrued interest monthly as well as the MH $445,000 Principal Sum as follows: (i) $44,500 on December 20, 2023, (ii) $44,500 on January 20, 2024, (iii) $44,500 on February 20, 2024, (iv) $77,661 on March 20, 2024, (v) $77,661 on April 20, 2024, (vi) $77,661 on May 20, 2024, and (vii) all remaining amounts owed under the MH $445,000 Note on the MH $445,000 Maturity Date (each of the aforementioned payments are an “MH $445,000 Amortization Payment”). If the Company fails to make any MH $445,000 Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective MH $445,000 Amortization Payment into shares of common stock as provided in the MH $445,000 Note at the lesser of (i) the then applicable conversion price under the MH $445,000 Note or (ii) 85% of the lowest VWAP of the common stock on any trading day during the five trading days prior to the respective conversion date.

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

The combined total discount is $335,031 and will be amortized over the life of the convertible note. During the three months ended November 30, 2023, the Company amortized $83,300 of the debt discount and as at November 30, 2023, the unamortized debt discount was $185,823.

Specific to the MH $445,000 Note, on July 20, 2023, the Company made a monthly interest payment of $4,243. On August 21, 2023, the Company made a monthly interest payment of $4,535. On September 21, 2023, the Company made a monthly interest payment of $4,535. On October 20, 2023, the Company made a monthly interest payment of $4,389.

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

The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. On September 12, 2023, the Company recorded a derivative liability of $3,071,653. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 1 year;
●	Volatility of 182.17%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.42%

The derivative was recorded as a discount on the convertible notes, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the convertible note.

As at November 30, 2023, the fair value of the derivative liability was $2,487,726 and for the three months ended November 30, 2023, the Company recorded a gain of $583,927 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.79 years;
●	Volatility of 193.48%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.16%

The September 2023 Mast Hill Note contained a discount on note of $3,500,000. The total discount will be amortized over the life of the September 2023 Mast Hill Note.

During the three months ended November 30, 2023, the Company amortized $755,464 of the debt discount and as November 30, 2023, the unamortized debt discount was $2,744,536.

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

The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. On September 18, 2023, the Company recorded a derivative liability of $200,136. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 1 year;
●	Volatility of 180.36%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.44%

The derivative was recorded as a discount on the convertible notes, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the convertible note.

As at November 30, 2023, the fair value of the derivative liability was $198,534 and for the three months ended November 30, 2023, the Company recorded a gain of $1,602 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.80 years;
●	Volatility of 193.48%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.16%

The September 2023 FirstFire Note contained a discount on note of $235,414. The total discount will be amortized over the life of the September 2023 FirstFire Note.

During the three months ended November 30, 2023, the Company amortized $46,954 of the debt discount and as November 30, 2023, the unamortized debt discount was $188,460.

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

At November 30, 2023 and August 31, 2023, the amount of debentures outstanding was $913,474 and $916,824, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of November 30, 2023 and August 31, 2023:

		November 30,	August 31,
		2023	2023
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$1,870,204	$1,983,898
Total lease assets		$1,870,204	$1,983,898

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$413,506	$415,392
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,585,667	1,693,577
Total lease liability		$1,999,173	$2,108,969

Future minimum operating lease payments are as follows:

Twelve Months Ending November 30,
2024	$568,536
2025	494,272
2026	512,495
2027	417,394
2028	223,188
Thereafter	254,641
Total payments	2,470,526
Amount representing interest	(471,353)
Lease obligation, net	1,999,173
Less lease obligation, current portion	413,506
Lease obligation, long-term portion	$1,585,667

During the three months ended November 30, 2023, the Company did not enter into any new lease obligation.

The lease expense for the three months ended November 30, 2023 and 2022 was $149,877 and $209,846, respectively. The cash paid under operating leases for the three months ended November 30, 2023 and 2022 was $145,545 and $202,465, respectively. At November 30, 2023, the weighted average remaining lease terms were 3.88 years and the weighted average discount rate was 8%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at November 30, 2023 and August 31, 2023 is as follows:

	November 30,	August 31,
	2023	2023
Cost	$209,457	$209,457
Accumulated amortization	(209,457)	(209,457)
Net book value	$-	$-

Future minimum finance lease payments are as follows:

Twelve Months Ending November 30,
2024	$8,973
Total payments	8,973
Amount representing interest	(66)
Lease obligation, net	8,907
Less lease obligation, current portion	(8,907)
Lease obligation, long-term portion	$-

Note 14 – Stockholders’ Equity

Reverse Stock Split

On November 6, 2023, the Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market (“Nasdaq”) and the Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At November 30, 2023 and August 31, 2023, there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At November 30, 2023 and August 31, 2023, there were 17,291,192 and 15,759,325 common shares issued and outstanding, respectively.

During the three-month period ended November, 2023, the Company issued common stock as follows:

●

80,200 shares of common stock were issued to various warrant holders upon exercise of their 3-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2022. The net proceeds were $80,200. The shares were issued on various dates during the 3-month period.

●

160,200 shares of common stock were issued to various warrant holders upon exercise of their 5-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,200. The shares were issued on various dates during the 3-month period.

●	75,000 restricted shares of common stock as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 5, 2023.

●	53,567 shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were issued on February 23, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued, by the Company to Mast Hill, on February 23, 2023. The shares were issued on September 18, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 18, 2023.

●	519,845 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between FirstFire and the Company. The debt amount converted consisted of principal amount of $573,000 and interest of $4,521, for a total amount of $577,521. The shares were issued on September 21, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 3, 2023.

●	73,767 restricted shares of common stock were issued in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 17, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 9, 2023.

●	53,532 shares were issued to FirstFire upon the cashless exercise of all warrants. The warrants were issued on March 21, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued, by the Company to FirstFire, on March 21, 2023. The shares were issued on October 12, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 18, 2023.

●	138,703 shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were granted on June 20, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $445,000 promissory note issued, by the Company to Mast Hill, on June 20, 2023. The shares were issued on October 23, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 8, 2023.

●	30,675 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	18,405 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	27,973 shares of common stock issued in lieu of fractional shares resulting from the Company’s 1-for-10 reverse stock split of its common stock, effective November 7, 2023. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share.

Common Stock to be Issued

As of November 30, 2023, in connection with the acquisition of 1285 Canada and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 17,375 shares of the Company’s common stock. As of November 30, 2023, the fair value of the shares to be issued is $44,443.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During the period ended November 30, 2023, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. During the period ended November 30, 2023, the 2018 Plan had 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan may be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2024, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan, effective January 1, 2022 and January 1, 2023. As of November 30, 2023, the 2021 Plan had 75,463 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023 and September 29, 2023, the Company’s Board of Directors and stockholders, respectively, approved the Novo Integrated Sciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of November 30, 2023, the 2023 Plan had 2,500,000 shares available for award.

The following is a summary of stock options activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	371,423	11.44	3.98	$16,000
Granted	-
Forfeited	-
Exercised	-
Outstanding, November 30, 2023	371,423	11.44	3.73	$-
Exercisable, November 30, 2023	371,423	$11.44	3.73	$-

The exercise price for stock options outstanding at November 30, 2023:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
22,715	$13.30	22,715	$13.30
54,200	16.00	54,200	16.00
4,800	18.70	4,800	18.70
77,500	30.00	77,500	30.00
7,260	38.00	7,260	38.00
1,000	50.00	1,000	50.00
3,948	19.00	3,948	19.00
200,000	1.32	200,000	1.32
371,423		371,423

No options were granted during the three months ended November 30, 2023 and 2022.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $nil and $60,887 during the three months ended November 30, 2023 and 2022, respectively. At November 30, 2023, the unamortized stock option expense was $nil.

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	806,254	$12.05	3.71	$106,960
Granted	-
Forfeited	-
Exercised	(518,061)
Outstanding, November 30, 2023	288,193	$30.46	3.46	$5,400
Exercisable, November 30, 2023	288,193	$30.46	3.46	$5,400

The exercise price for warrants outstanding at November 30, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
261,193	$33.50
27,000	1.00
288,193

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of November 30, 2023, results of operations, cash flows or liquidity of the Company.

During the period ended November 30, 2023, the Company incurred $652,174 included in other expense which was primarily a result of a repayment for an overpayment received from a former customer. The Company’s management does not expect any additional repayments or remaining obligations to this former customer.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
	2023	2022

Sales
Healthcare services	$2,044,510	$2,021,213
Product manufacturing and development	1,768,458	790,478
Corporate	78,250	607,589
	$3,891,218	$3,419,280

Gross profit
Healthcare services	$676,416	$784,031
Product manufacturing and development	1,189,352	347,914
Corporate	78,250	607,588
	$1,944,018	$1,739,533

(Loss) income from operations
Healthcare services	$(80,327)	$(151,691)
Product manufacturing and development	108,702	(554,842)
Corporate	(3,346,012)	(1,535,427)
	$(3,317,637)	$(2,241,960)

Depreciation and amortization
Healthcare services	$30,035	$28,968
Product manufacturing and development	262,927	309,042
Corporate	279,442	248,156
	$572,404	$586,166

Capital expenditures
Healthcare services	$-	$-
Product manufacturing and development	-	-
Corporate	-	-
	$-	$-

Interest expenses
Healthcare services	$20,532	$36,303
Product manufacturing and development	462	2,464
Corporate	122,380	128,476
	$143,374	$167,243

Net (loss) income
Healthcare services	$(98,640)	$(185,713)
Product manufacturing and development	48,883	(578,576)
Corporate	(4,610,966)	(3,172,447)
	$(4,660,723)	$(3,936,736)

	As of November 30, 2023	As of August 31, 2023

Total assets
Healthcare services	$5,002,855	$5,158,851
Product Sales	18,748,475	17,993,652
Corporate	13,493,054	12,410,544
	$37,244,384	$35,563,047

Accounts receivable
Healthcare services	$672,841	$697,440
Product Sales	1,868,387	765,388
Corporate	94,946	4,200
	$2,636,174	$1,467,028

Intangible assets
Healthcare services	$111,172	$120,163
Product Sales	3,592,425	3,818,313
Corporate	12,000,621	12,280,063
	$15,704,218	$16,218,539

Goodwill
Healthcare services	$518,918	$520,821
Product Sales	7,035,861	7,061,662
Corporate	-	-
	$7,554,779	$7,582,483

Note 17 – Subsequent Events

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

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection as follows:

(i)	The Company has the right, at all times after November 21, 2023, to conduct a full and unfettered inspection of the Ophir Collection. While the Company has the right to inspect the Ophir Collection prior to closing, the Company’s inspection will not be a contingency to closing and the inability of the Company to inspect (or the Company’s decision not to inspect) the Ophir Collection prior to closing will not delay or prevent closing.

(ii)	After the Successor Receiver obtains Court approval of the Ophir Agreement, the Company will cause $59,975,000 (representing the $60,000,000 purchase price, less the Deposit) to be paid to the Successor Receiver, on or before December 19, 2023. Although such amount has not yet been delivered to the Successor Receiver, the parties continue to work toward closing.

(iii)	Within one business day thereafter, the Successor Receiver will assign, transfer, convey and deliver free and clear title and interest in and to, and possession of, the Ophir Collection to the Company.

Mast Hill Conversion of Debt on $445,000 Promissory Note

On December 21, 2023, the $454,071 total amount of principal and interest owed on MH $445,000 Note was converted to 457,128 shares of common stock at $0.99331 per share. The MH $445,000 Note is paid in full.

Interest Payment on September 2023 Mast Hill Note

On December 12, 2023, the Company made an interest-only payment of $104,712 to Mast Hill pursuant to the terms of the September 2023 Mast Hill Note.

Interest Payment on September 2023 FirstFire Note

On December 18, 2023, the Company made an interest-only payment of $8,333 to FirstFire pursuant to the terms of the September 2023 FirstFire Note.

Officer Option Grant

On January 16, 2024, the Board of Directors granted to Christopher David, the Company’s President, Chief Operating Officer and member of the Board of Directors, an option to purchase 200,000 shares of the Company’s common stock pursuant to the 2023 Equity Incentive Plan. The option was fully vested at grant and is exercisable until January 16, 2030. The option has an exercise price of $0.78 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended November 30, 2023, revenues from healthcare services and product sales were 53% and 45%, respectively, of the Company’s total revenues for the quarter.

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

On December 12, 2023, the Company made an interest-only payment of $104,712 to Mast Hill pursuant to the terms of the September 2023 Mast Hill Note.

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

On December 18, 2023, the Company made an interest-only payment of $8,333 to FirstFire pursuant to the terms of the September 2023 FirstFire Note.

Bylaws Amendment

On September 27, 2023, the Company’s Board of Directors (the “Board”) adopted an amendment (the “Bylaws Amendment”) to the Company’s bylaws that had the effect of reducing the quorum at all meetings of the Company’s stockholders for the transaction of business, except as otherwise provided by statute or by the Company’s articles of incorporation, as amended, to one-third (33⅓%) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy. The Company’s bylaws previously provided that the holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote would constitute a quorum at all meetings of stockholders for the transaction of business.

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

2023 Equity Incentive Plan

On July 26, 2023 and September 29, 2023, the Company’s Board of Directors and stockholders, respectively, approved the Novo Integrated Sciences, Inc. 2023 Plan. Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of November 30, 2023, the 2023 Plan had 2,500,000 shares available for award.

Stock Issuance in Exchange for Certain NHL Non-Voting Special Shares

On October 9, 2023, the Company issued 73,767 restricted shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 11, 2021.

Reverse Stock Split

On November 6, 2023, the Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market (“Nasdaq”) and the Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

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

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection as follows:

(i)	The Company has the right, at all times after November 21, 2023, to conduct a full and unfettered inspection of the Ophir Collection. While the Company has the right to inspect the Ophir Collection prior to closing, the Company’s inspection will not be a contingency to closing and the inability of the Company to inspect (or the Company’s decision not to inspect) the Ophir Collection prior to closing will not delay or prevent closing.

(ii)	After the Successor Receiver obtains Court approval of the Ophir Agreement, the Company will cause $59,975,000 (representing the $60,000,000 purchase price, less the Deposit) to be paid to the Successor Receiver, on or before December 19, 2023. Although such amount has not yet been delivered to the Successor Receiver, the parties continue to work toward closing.

(iii)	Within one business day thereafter, the Successor Receiver will assign, transfer, convey and deliver free and clear title and interest in and to, and possession of, the Ophir Collection to the Company.

As a result of entry into the Ophir Agreement, the Company no longer intends to pursue a transaction with SwagCheck Inc. (“SWAG”). The Share Purchase Agreement, dated as of December 23, 2022, by and among the Company, SWAG and all SWAG shareholders, as amended, previously terminated pursuant to its terms.

Nasdaq Notification – Compliance of Minimum Bid Price Requirement

On November 22, 2023, the Company received notice from Nasdaq informing the Company that it had regained compliance with the minimum bid price requirement as set forth under NASDAQ Listing Rule 5550(a)(2) for continued listing on Nasdaq.

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

Pursuant to the terms of the Mast Hill Note, the Company agreed to pay accrued interest monthly as well as the Mast Hill Principal Sum as follows: (i) $57,300 on August 23, 2023, (ii) 57,300 on September 23, 2023, (iii) $57,300 on October 23, 2023, (iv) $100,000 on November 23, 2023, (v) $100,000 on December 23, 2023, (vi) $100,000 on January 23, 2024, and (vii) all remaining amounts owed under the Mast Hill Note on the Mast Hill Maturity Date (each of the aforementioned payments are an “Amortization Payment”). If the Company fails to make any Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective Amortization Payment into shares of common stock as provided in the Mast Hill Note at the lesser of (i) the then applicable conversion price under the Mast Hill Note, or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five trading days prior to the respective conversion date.

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

On August 24, 2023, the total principal and interest of $580,778 owed on the $573,000 Mast Hill Note was converted to 522,777 shares of the Company’s common stock at $1.11095 per share. The MH $573,000 Note is paid in full.

On September 18, 2023, Mast Hill fully exercised all warrants issued pursuant to the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 shares of the Company’s common stock.

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

On September 21, 2023, the total principal and interest of $577,521 owed on the $573,000 FirstFire Note was converted to 519,845 restricted shares of the Company’s common stock at $1.11095 per share. The FirstFire $573,000 Note is paid in full.

On October 12, 2023, FirstFire fully exercised all warrants issued under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,532 shares of the Company’s common stock.

Novo Integrated – Mast Hill Fund, L.P. $445,000 Note, SPA, and Warrant

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

Pursuant to the terms of the MH $445,000 Note, the Company agreed to pay accrued interest monthly as well as the MH $445,000 Principal Sum as follows: (i) $44,500 on December 20, 2023, (ii) $44,500 on January 20, 2024, (iii) $44,500 on February 20, 2024, (iv) $77,661 on March 20, 2024, (v) $77,661 on April 20, 2024, (vi) $77,661 on May 20, 2024, and (vii) all remaining amounts owed under the MH $445,000 Note on the MH $445,000 Maturity Date (each of the aforementioned payments are an “MH $445,000 Amortization Payment”). If the Company fails to make any MH $445,000 Amortization Payment, then Mast Hill shall have the right to convert the amount of such respective MH $445,000 Amortization Payment into shares of common stock as provided in the MH $445,000 Note at the lesser of (i) the then applicable conversion price under the MH $445,000 Note or (ii) 85% of the lowest VWAP of the common stock on any trading day during the five trading days prior to the respective conversion date.

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

Specific to the MH $445,000 Note, on July 20, 2023, the Company made a monthly interest payment of $4,243. On August 21, 2023, the Company made a monthly interest payment of $4,535. On September 21, 2023, the Company made a monthly interest payment of $4,535. On October 20, 2023, the Company made a monthly interest payment of $4,389.

On October 23, 2023, Mast Hill fully exercised all warrants issued pursuant to the terms and conditions of the MH $445,000 Mast Hill Warrant Agreement, dated June 20, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 138,703 restricted shares of the Company’s common stock.

On December 21, 2023, the total principal and interest of $454,071 owed on the MH $445,00 Note was converted to 457,128 shares of the Company’s common stock at $1.11095 per share. The MH $445,000 Note is paid in full.

Stock Issuances in Connection with S-1 Warrant Exercises

During the period ended November 30, 2023, the Company issued 240,400 shares of common stock to certain warrant holders upon exercise of their warrants issued pursuant to the prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022 (the “S-1 Warrants”).

Stock Issuance – Consulting Agreements

During the period ended November 30, 2023, the Company issued 375,000 restricted shares of common stock as consideration for consulting services.

For the three months ended November 30, 2023 compared to the three months ended November 30, 2022

Revenues for the three months ended November 30, 2023 were $3,891,218, representing an increase of $471,938, or 14%, from $3,419,280 for the same period in 2022. The increase in revenue is principally due to an increase in product sales. Acenzia’s and Terragenx’s revenue for the three months ended November 30, 2023 were $1,683,850 and $16,971, respectively. Revenue from our healthcare services increased by 1.2% when comparing the revenue for the three months ended November 30, 2023 to the same period in 2022.

Cost of revenues for the three months ended November 30, 2023 was $1,947,200, representing an increase of $267,453, or 16%, from $1,679,747 for the same period in 2022. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 67% and 33%, respectively, for the three months ended November 30, 2023. The cost of revenue for our healthcare and product sales segment was 61% and 56%, respectively, for the same period in 2022. The overall change in cost of revenues as a percentage of revenue for our product sales segment was principally due to the change in product costs.

Operating costs for the three months ended November 30, 2023 were $5,261,655, representing an increase of $1,280,162, or 32%, from $3,981,493 for the same period in 2022. The increase in operating costs was principally due to common stock issuance for services and cashless warrant exercise.

Interest expense for the three months ended November 30, 2023 was $143,374, representing a decrease of $23,869, or 14%, from $167,243 for the same period in 2022. The decrease was due to cash payment and conversion of some of the Company’s convertible notes to common stock as of November 30, 2023.

Amortization of debt discount for the three months ended November 30, 2023 was $1,075,928, representing a decrease of $414,585, or 28%, from $1,490,513 for the same period in 2022. The decrease was due to convertible notes which were settled during the period.

Foreign currency transaction loss for the three months ended November 30, 2023 was $59,358 compared to $39,301 for the same period in 2022, representing an increase of $20,057, or 51%. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in U.S. Dollars. Prior period balance related to the outstanding debt payable in U.S. Dollars.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended November 30, 2023 was $4,680,343, representing an increase of $744,930, or 19%, from $3,935,413 for the same period in 2022. The increase in net loss was principally due to the increase in operating expenses.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended November 30, 2023, the Company had a net loss of $4,660,723.

During the three months ended November 30, 2023, the Company used cash in operating activities of $2,152,358 compared to $278,237 of cash used in operating activities for the same period in 2022. The principal reason for the increase in cash used in operating activities was the net loss incurred, the changes in noncash expenses and changes in operating asset and liability accounts.

During the three months ended November 30, 2023 and 2022, the Company did not have any cash flows from investing activities.

During the three months ended November 30, 2023, the Company had cash provided by financing activities of $3,296,272 compared to cash used by financing activities of $1,034,021 for the same period in 2022. The principal reason for the increase in cash provided by financing activities was the $3,314,153 proceeds received from the issuance of convertible notes and the $240,400 proceeds received from the exercise of warrants, offset by $72,402 repayment to related parties, $183,100 repayment of notes payable, and $2,779 repayment for finance leases. In the same period for 2022, the Company received $1,795,000 from the sale of common stock, net of offering costs, offset by $2,777,778 repayment of convertible notes, $48,480 repayment to related parties, and $2,763 repayment for finance leases.

For the three months ended November 30, 2023, the Company’s total revenue from all clinic and eldercare related contracted services was $2,044,510, representing a 1% increase of $23,297 compared to $2,021,213 during the three-month period ended November 30, 2022.

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

We believe that the following critical policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to going concern assessment, useful lives of non-current assets, impairment of non-current assets, allowance for doubtful accounts, allowance for slow moving and obsolete inventory, valuation of share-based compensation and warrants, valuation of derivative liability, and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $51,436, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $51,436.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. Based on its review at November 30, 2023, the Company believes there was no impairment of its goodwill.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed its methodology for estimating the valuation allowance. A change in valuation allowance affects earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

Revenue Recognition

The Company’s revenue recognition reflects the updated accounting policies as per the requirements of FASB’s Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). As sales are and have been primarily from providing healthcare services, the Company has no significant post-delivery obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2023, the Company issued 375,000 restricted shares of common stock as consideration for consulting services.

On September 21, 2023, the Company issued 519,845 restricted shares of common stock as consideration for the total principal and interest of $577,521 owed on the $573,000 FirstFire Note.

On October 9, 2023, the Company issued 73,767 restricted shares of common stock in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 11, 2021.

On October 23, 2023, the Company issued 138,703 restricted shares of common stock for fully exercised warrants issued pursuant to the terms and conditions of the $445,000 Mast Hill Warrant Agreement, dated June 20, 2023.

The above sales were made pursuant to an exemption from registration as set forth in Regulation S under the Securities Act, Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On January 16, 2024, the Board of Directors granted to Christopher David, the Company’s President, Chief Operating Officer and member of the Board of Directors, an option to purchase 200,000 shares of the Company’s common stock pursuant to the 2023 Equity Incentive Plan. The option was fully vested at grant and is exercisable until January 16, 2030. The option has an exercise price of $0.78 per share.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended November 30, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amendment to the registrant’s bylaws, dated September 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2023).

10.1	Promissory Note, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.2	Securities Purchase Agreement, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.3	Guaranty, dated as of September 12, 2023, by and between Acenzia Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.4	Promissory Note, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.5	Securities Purchase Agreement, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.6	Guaranty, dated as of September 18, 2023, by and between Acenzia Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.7	Master (Asset Transfer) Agreement, dated as of September 27, 2023, by and between the registrant and Blacksheep Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2023).

10.8	Purchase and Sale Agreement, dated November 21, 2023, by and between the registrant Blake Alsbrook, solely in his capacity as Court-appointed successor receiver in Ocean Thermal Energy Corporation v. C. Robert Coe II, et al., United States District Court for the Central District of California Case No. 2:19-cv-04299 VAP (JPRx) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2023).

10.7	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: January 22, 2024	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: January 22, 2024	By:	/s/ Vivek Sethi
Vivek Sethi
Principal Financial Officer (principal financial officer and principal accounting officer)

