Form 10-Q
period 2024-02-29
Novo Integrated Sciences, Inc.
filed 2024-04-15
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

There were 19,054,523 shares of the Registrant’s $0.001 par value common stock outstanding as of April 15, 2024.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2024 (unaudited) and August 31, 2023

	February 29,	August 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$651,747	$416,323
Accounts receivable, net	2,153,914	1,467,028
Inventory, net	947,351	1,106,983
Other receivables	1,048,596	1,051,584
Prepaid expenses and other current assets	217,619	346,171
Total current assets	5,019,227	4,388,089

Property and equipment, net	5,246,241	5,390,038
Intangible assets, net	15,205,967	16,218,539
Right-of-use assets, net	1,916,900	1,983,898
Goodwill	7,560,936	7,582,483
TOTAL ASSETS	$34,949,271	$35,563,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,173,667	$3,513,842
Accrued expenses	1,328,828	1,233,549
Accrued interest (including amounts to related parties)	477,480	382,666
Government loans and notes payable, current portion	93,488	277,405
Convertible notes payable, net of discount of $2,004,245	1,773,533	558,668
Derivative liability	2,312,921	–
Contingent liability	27,756	61,767
Debentures, related parties	914,219	916,824
Due to related parties	434,039	533,001
Finance lease liability	5,788	11,744
Operating lease liability, current portion	417,342	415,392
Total current liabilities	9,959,061	7,904,858

Government loans and notes payable, net of current portion	64,016	65,038
Operating lease liability, net of current portion	1,639,391	1,693,577
Deferred tax liability	1,396,519	1,400,499
TOTAL LIABILITIES	13,058,987	11,063,972

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding at February 29, 2024 and August 31, 2023, respectively	–	–
Common stock; $0.001 par value; 499,000,000 shares authorized; 17,748,320 and 15,759,325 shares issued and outstanding at February 29, 2024 and August 31, 2023, respectively	17,749	15,760
Additional paid-in capital	96,082,626	90,973,316
Common stock to be issued (17,375 and 91,138 shares at February 29, 2024 and August 31, 2023)	44,443	1,217,293
Other comprehensive gain (loss)	503,381	(357,383)
Accumulated deficit	(74,459,512)	(67,033,041)
Total Novo Integrated Sciences, Inc. stockholders’ equity	22,188,687	24,815,945
Noncontrolling interest	(298,403)	(316,870)
Total stockholders’ equity	21,890,284	24,499,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,949,271	$35,563,047

* The condensed consolidated balance sheets’ common stock amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended February 29, 2024 and February 28, 2023 (unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Revenues	$3,170,592	$2,556,509	$7,061,810	$5,975,789

Cost of revenues	1,846,506	1,585,606	3,793,706	3,265,353

Gross profit	1,324,086	970,903	3,268,104	2,710,436

Operating expenses:
Selling expenses	2,590	707	12,176	8,039
General and administrative expenses	2,861,264	2,757,006	8,113,333	6,731,167
Total operating expenses	2,863,854	2,757,713	8,125,509	6,739,206

Loss from operations	(1,539,768)	(1,786,810)	(4,857,405)	(4,028,770)

Non-operating income (expense)
Interest income	2,477	2,243	4,696	4,524
Interest expense	(138,684)	(123,866)	(282,058)	(291,109)
Other expense	(308,763)	—	(960,937)	—
Change in fair value of derivative liability	373,339	—	958,868	—
Amortization of debt discount	(1,114,573)	(2,740,349)	(2,190,501)	(4,230,862)
Foreign currency transaction (loss) gain	(19,588)	3,620	(78,946)	(35,681)
Total other expense	(1,205,792)	(2,858,352)	(2,548,878)	(4,553,128)

Loss before income taxes	(2,745,560)	(4,645,162)	(7,406,283)	(8,581,898)

Income tax expense	—	—	—	—

Net loss	$(2,745,560)	$(4,645,162)	$(7,406,283)	$(8,581,898)

Net income (loss) attributed to noncontrolling interest	568	(23,807)	20,188	(25,130)

Net loss attributed to Novo Integrated Sciences, Inc.	$(2,746,128)	$(4,621,355)	$(7,426,471)	$(8,556,768)

Comprehensive loss:
Net loss	(2,745,560)	(4,645,162)	(7,406,283)	(8,581,898)
Foreign currency translation gain (loss)	750,067	(196,683)	860,764	(617,665)
Comprehensive loss:	$(1,995,493)	$(4,841,845)	$(6,545,519)	$(9,199,563)

Weighted average common shares outstanding - basic and diluted	17,642,829	7,933,492	17,184,569	5,646,937

Net loss per common share - basic and diluted	$(0.16)	$(0.59)	$(0.43)	$(1.52)

* The condensed consolidated statements of operations and comprehensive loss’s share and per share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended February 29, 2024 and February 28, 2023 (unaudited)

			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, August 31, 2023	15,759,325	$15,760	$90,973,316	$1,217,293	$(357,383)	$(67,033,041)	$24,815,945	$(316,870)	$24,499,075
Cashless exercise of warrants	245,802	246	1,323,152	–	–	–	1,323,398	–	1,323,398
Exercise of warrants for cash	240,400	240	240,160	–	–	–	240,400	–	240,400
Share issuance for convertible debt settlement	519,845	520	577,002	–	–	–	577,522	–	577,522
Issuance of common stock to be issued	73,767	74	1,172,776	(1,172,850)	–	–	–	–	–
Common stock issued for services	424,080	424	1,194,976	–	–	–	1,195,400	–	1,195,400
Reverse stock split share rounding	27,973	28	(28)	–	–	–	–	–	–
Foreign currency translation loss	–	–	–	–	110,895	–	110,895	(1,919)	108,976
Net loss	–	–	–	–	–	(4,680,343)	(4,680,343)	19,620	(4,660,723)
Balance, November 30, 2023	17,291,192	$17,292	$95,481,354	$44,443	$(246,488)	$(71,713,384)	$23,583,217	$(299,169)	$23,284,048

Share issuance for convertible debt settlement	457,128	457	453,616	–	–	–	454,073	–	454,073
Foreign currency translation gain	–	–	–	–	749,869	–	749,869	198	750,067
Fair value of stock options	–	–	147,656	–	–	–	147,656	–	147,656
Net loss	–	–	–	–	–	(2,746,128)	(2,746,128)	568	(2,745,560)
Balance, February 29, 2024	17,748,320	$17,749	$96,082,626	$44,443	$503,381	$(74,459,512)	$22,188,687	$(298,403)	$21,890,284

			Additional	Common	Other		Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, August 31, 2022	3,118,063	$3,118	$66,084,887	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Common stock issued for cash, net of offering costs	400,000	400	1,794,600	–	–	–	1,795,000	–	1,795,000
Issuance of common stock to be issued	3,623	4	92,362	(92,366)	–	–	–	–	–
Cashless exercise of warrants	467,399	467	1,138,583	–	–	–	1,139,050	–	1,139,050
Fair value of stock options	–	–	60,887	–	–	–	60,887	–	60,887
Foreign currency translation loss	–	–	–	–	(417,008)	–	(417,008)	(3,974)	(420,982)
Net loss	–	–	–	–	–	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)
Balance, November 30, 2022	3,989,085	$3,989	$69,171,319	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

Share issuance for convertible debt settlement	9,310,940	9,311	9,076,740	–	–	–	9,086,051	–	9,086,051
Cashless exercise of warrants	115,935	116	282,417	–	–	–	282,533	–	282,533
Exercise of warrants for cash	131,000	131	130,869	–	–	–	131,000	–	131,000
Issuance of common stock to be issued	320,202	320	8,164,828	(8,165,148)	–	–	–	–	–
Shares issued with convertible notes	95,500	96	82,868	–	–	–	82,963	–	82,963
Value of warrants issued with convertible notes	–	–	86,327	–	–	–	86,327	–	86,327
Fair value of stock options	–	–	60,887	–	–	–	60,887	–	60,887
Extinguishment of derivative liability due to conversion	–	–	1,390,380	–	–	–	1,390,380	–	1,390,380
Foreign currency translation loss	–	–	–	–	(195,821)	–	(195,821)	(862)	(196,683)
Net loss	–	–	–	–	–	(4,621,355)	(4,621,355)	(23,807)	(4,645,162)
Balance, February 28, 2023	13,962,662	$13,963	$88,446,635	$1,217,293	$(51,993)	$(62,375,257)	$27,250,640	$(287,554)	$26,963,086

* The condensed consolidated statements of stockholders’ equity share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 29, 2024 and February 28, 2023 (unaudited)

	Six Months Ended
	February 29,	February 28,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,406,283)	$(8,581,898)
Adjustments for non-cash items:
Depreciation and amortization	1,140,613	1,138,797
Fair value of vested stock options	147,656	121,774
Change in fair value of derivative liability	(958,868)	—
Cashless exercise of warrants	1,323,398	1,421,583
Common stock issued for services	1,195,400	—
Operating lease expense	308,867	419,256
Amortization of debt discount	2,190,501	4,230,862
Foreign currency transaction losses	78,946	35,681
Changes in operating assets and liabilities:
Accounts receivable	(691,424)	57,936
Inventory	157,116	(78,898)
Prepaid expenses and other current assets	127,885	6,143
Accounts payable	(1,333,031)	299,881
Accrued expenses	98,987	148,918
Accrued interest	63,151	28,226
Operating lease liability	(308,867)	(405,082)
Net cash used in operating activities	(3,865,953)	(1,156,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) proceeds from related parties	(64,837)	6,138
Proceeds from notes payable	145	—
Repayments of notes payable	(184,475)	—
Repayments of finance leases	(5,931)	(4,299)
Proceeds from issuance of convertible notes, net	3,314,153	445,235
Repayment of convertible notes	—	(2,977,778)
Proceeds from the sale of common stock, net of offering costs	—	1,795,000
Proceeds from exercise of warrants	240,400	131,000
Net cash provided by (used in) financing activities	3,299,455	(604,704)

Effect of exchange rate changes on cash and cash equivalents	801,922	192,576

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235,424	(1,568,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,323	2,178,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$651,747	$609,738

CASH PAID FOR:
Interest	$158,367	$275,990
Income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt settlement	$1,031,595	$9,086,051
Debt discount recognized on derivative liability	$—	$1,390,380
Debt discount recognized on convertible note	$—	$297,055
Extinguishment of derivative liability due to conversion	$—	$1,390,380
Common stock issued with convertible notes	$—	$82,963
Warrants issued with convertible notes	$—	$86,327

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended February 29, 2024 and February 28, 2023 (unaudited)

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

Reverse Stock Split

On November 7, 2023, the Company effectuated a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share and per share information in this report have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, that the Company filed on December 14, 2023. The results of operations for the six months ended February 29, 2024 are not necessarily indicative of the results for the fiscal year ending August 31, 2024.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of February 29, 2024. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

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

	February 29, 2024	February 28, 2023	August 31, 2023

Period end: CAD to USD exchange rate	$0.7369	$0.7348	$0.7390
Average period: CAD to USD exchange rate	$0.7379	$0.7414	$0.7426

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability. As of February 29, 2024, the Company has recorded an allowance for those balances which it expects to be not recoverable.

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

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the six months ended February 29, 2024 and the six months ended February 28, 2023, the Company wrote off $nil and $nil, respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at February 29, 2024, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its review at February 29, 2024, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. Based on its review at February 29, 2024, the Company believes there was no impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

					1285
	APKA	EFL	Rockland	Acenzia	Canada	Total
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(5,928)	(3,892)	(6,878)	(226,645)	(18)	(243,361)
Balance, August 31, 2023	$184,750	$121,196	$214,310	$7,061,662	$565	$7,582,483
Foreign currency translation adjustment	(525)	(344)	(609)	(20,067)	(2)	(21,547)
Balance, February 29, 2024	$184,225	$120,852	$213,701	$7,041,595	$563	$7,560,936

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging.

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

As of February 29, 2024 and August 31, 2023, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for contingent liability which is carried at fair value using Level 1 inputs and derivative liability which is carried at fair value using Level 3 inputs.

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

Sales returns and allowances were insignificant for the six months ended February 29, 2024 and the six months ended February 28, 2023. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations within these condensed consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-10 reverse stock split that was effective on November 7, 2023. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 849,116 and 1,246,617 options/warrants outstanding at February 29, 2024 and February 28, 2023, respectively. In addition, at February 29, 2024, there were outstanding convertible notes that could convert into 6,713,153 shares of common stock and there were 17,375 shares of common stock to be issued.

Due to the net loss incurred, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gain and losses are classified as an item of other comprehensive loss in the stockholders’ equity section of the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted during the six months period ended February 29, 2024, and as a result no increase in the allowance is recorded.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At February 29, 2024 and August 31, 2023, the amount due to related parties was $434,039 and $533,001, respectively. At February 29, 2024, $352,408 was non-interest bearing, $nil bears interest at 6.00% per annum, and $81,631 bears interest at 13.75% per annum. At August 31, 2023, $451,137 was non-interest bearing, $21,267 bears interest at 6.00% per annum, and $60,597 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, Net

Accounts receivables, net at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Trade receivables	$2,934,906	$2,223,243
Amounts earned but not billed	66,541	108,000
	3,001,447	2,331,243
Allowance for doubtful accounts	(847,533)	(864,215)
Accounts receivable, net	$2,153,914	$1,467,028

Note 5 – Inventory

Inventory at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Raw materials	$500,645	$388,391
Work in process	225,242	81,696
Finished goods	221,464	636,896
	947,351	1,106,983
Allowance for slow moving and obsolete inventory	–	–
Inventory, net	$947,351	$1,106,983

During the six months period ended February 29, 2024, the inventory was written off by $ 1,175,306 due to spoilage.

Note 6 – Other Receivables

Other receivables at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29, 2024	August 31, 2023
Advance to corporation; accrues interest at 12% per annum; unsecured; due June 1, 2024, as amended.	$73,690	$73,900
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due June 1, 2024, as amended.	532,867	534,386
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due June 1, 2024, as amended.	442,039	443,298
Total other receivables	1,048,596	1,051,584
Current portion	(1,048,596)	(1,051,584)
Long-term portion	$–	$–

Note 7 – Property and Equipment

Property and equipment at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Land	$442,140	$443,400
Building	3,316,050	3,325,500
Leasehold improvements	838,980	841,371
Clinical equipment	1,911,234	1,916,681
Computer equipment	33,409	33,504
Office equipment	44,422	44,502
Furniture and fixtures	38,180	38,289
	6,624,415	6,643,247
Accumulated depreciation	(1,378,174)	(1,253,209)
Total	$5,246,241	$5,390,038

Depreciation expense for the six months ended February 29, 2024 and February 28, 2023 was $137,919 and $134,123 respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,489,707	7,497,746
Customer relationships	2,288,482	2,291,058
Brand names	1,922,941	1,928,421
	23,274,451	23,290,546
Accumulated amortization	(8,068,484)	(7,072,007)
Total	$15,205,967	$16,218,539

Amortization expense for the six months ended February 29, 2024 and February 28, 2023 was $1,002,693 and $1,004,674, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending February 29,
2025	$2,004,261
2026	1,745,101
2027	1,441,889
2028	1,257,489
2029	236,439
Thereafter	8,520,788
Total	$15,205,967

Note 9 – Accrued Expenses

Accrued expenses at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Accrued liabilities	$943,333	$961,897
Accrued payroll	385,495	236,218
Unearned revenue	–	35,434
	$1,328,828	$1,233,549

Note 10 – Government Loans and Notes Payable

Notes payable at February 29, 2024 and August 31, 2023 consisted of the following:

	February 29,	August 31,
	2024	2023
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,573	88,680
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028	28,611	28,693
Note payable received May 25, 2023, accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance. The note was repaid on October 26, 2023.	–	73,900
Note payable received May 10, 2023, accruing interest at 15% per 4-months term, with a first priority security interest in all of Acenzia’s production equipment, with principal and interest due 4-month from loan issuance. The note was repaid on October 23, 2023.	–	110,850
Total government loans and notes payable	157,504	342,443
Less current portion	(93,488)	(277,405)
Long-term portion	$64,016	$65,038

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$58,952 at February 29, 2024), which is unsecured, non-interest bearing and due on or before January 18, 2024. If the loan amount is paid on or before January 18, 2024, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before January 18, 2024, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan until December 31, 2026 and will accrue interest on the outstanding amount of the CEBA loan at a fixed rate of 5% per year. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,476 at February 29, 2024) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending February 29,
2025	$93,488
2026	6,469
2027	6,469
2028	6,469
2029	6,469
Thereafter	38,140
Total	$157,504

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

During the year ended August 31, 2023, the Company amortized $4,241,429 of the debt discount and as of February 29, 2024 and August 31, 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the Company made cash payments in the aggregate amount of $3,001,442 for the monthly Amortization Payment, $2,833,888 in principal and $167,554 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of February 29, 2024 and August 31, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders was $nil.

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

During the year ended August 31, 2023, the principal amount of $573,000, interest of $6,028 and other fees of $1,750 were converted into 522,777 shares of common stock of the Company. As of February 29, 2024 and August 31, 2023, the aggregate principal amount owed under the Mast Hill Note was $nil.

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

The combined total discount is $342,938 and will be amortized over the life of the convertible note. During the six months ended February 29, 2024, the Company amortized $190,209 of the debt discount and as February 29, 2024, the unamortized debt discount was $nil.

During the six months ended February 29, 2024, the principal amount of $573,000 and interest of $4,521 were converted into 519,845 shares of common stock of the Company. As of February 29, 2024, the aggregate principal amount owed under the 2023 FirstFire Note was $nil.

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

The combined total discount is $335,031 and was going to be amortized over the life of the convertible note. During the six months ended February 29, 2024, the Company amortized $105,523 of the debt discount.

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

On December 21, 2023, the principal amount of $445,000 and interest of $9,071 on the MH $445,000 Note were converted into 457,128 shares of the Company’s common stock. Accordingly, the MH $445,000 Mast Hill Note was paid in full. As a result, the remaining unamortized debt discount was amortized on conversion date and as at February 29, 2024, the unamortized debt discount was $nil.

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

As at February 29, 2024, the fair value of the derivative liability was $2,141,317 and for the six months ended February 29, 2024, the Company recorded a gain of $1,905,481 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.54 years;
●	Volatility of 191.88%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.01%

The September 2023 Mast Hill Note contained a discount on note of $3,500,000. The total discount will be amortized over the life of the September 2023 Mast Hill Note.

During the six months ended February 29, 2024, the Company amortized $1,625,683 of the debt discount and as February 29, 2024, the unamortized debt discount was $1,874,317.

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

As at February 29, 2024, the fair value of the derivative liability was $171,604 and for the six months ended February 29, 2024, the Company recorded a gain of $28,532 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.55 years;
●	Volatility of 191.88%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.01%

The September 2023 FirstFire Note contained a discount on note of $235,414. The total discount will be amortized over the life of the September 2023 FirstFire Note.

During the six months ended February 29, 2024, the Company amortized $105,486 of the debt discount and as February 29, 2024, the unamortized debt discount was $129,928.

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

During the six months ended February 29, 2024, the Company could not make repayments to the debenture holders in accordance with the revised agreed repayment schedule, and is therefore in breach of the loan agreement as at period end. Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements to make the payment to the holders.

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

At February 29, 2024 and August 31, 2023, the amount of debentures outstanding was $914,219 and $916,824, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of February 29, 2024 and August 31, 2023:

		February 29,	August 31,
		2024	2023
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$1,916,900	$1,983,898
Total lease assets		$1,916,900	$1,983,898

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$417,342	$415,392
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,639,391	1,693,577
Total lease liability		$2,056,733	$2,108,969

Future minimum operating lease payments are as follows:

Twelve Months Ending February 29,
2025	$579,401
2026	534,994
2027	550,749
2028	393,723
2029	240,903
Thereafter	239,381
Total payments	2,539,151
Amount representing interest	(482,418)
Lease obligation, net	2,056,733
Less lease obligation, current portion	417,342
Lease obligation, long-term portion	$1,639,391

During the six months ended February 29, 2024, the Company entered into two new leases.

The lease expense for the six months ended February 29, 2024 and February 28, 2023 was $308,867 and $419,256, respectively. The cash paid under operating leases for the six months ended February 29, 2024 and February 28, 2023 was $293,729 and $405,082, respectively. At February 29, 2024, the weighted average remaining lease terms were 3.89 years and the weighted average discount rate was 8.68%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at February 29, 2024 and August 31, 2023 was as follows:

	February 29,	August 31,
	2024	2023
Cost	$209,457	$209,457
Accumulated amortization	(209,457)	(209,457)
Net book value	$–	$–

Future minimum finance lease payments were as follows:

Twelve Months Ending February 29,
2025	$5,854
Total payments	5,854
Amount representing interest	(66)
Lease obligation, net	5,788
Less lease obligation, current portion	(5,788)
Lease obligation, long-term portion	$–

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

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At February 29, 2024 and August 31, 2023, there were nil convertible preferred shares issued and outstanding.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At February 29, 2024 and August 31, 2023, there were 17,748,320 and 15,759,325 common shares issued and outstanding, respectively.

During the six-month period ended February 29, 2024, the Company issued common stock as follows:

●	80,200 shares of common stock were issued to various warrant holders upon exercise of their 3-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $80,200. The shares were issued on various dates during the 3-month period.

●	160,200 shares of common stock were issued to various warrant holders upon exercise of their 5-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,200. The shares were issued on various dates during the 3-month period.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 5, 2023.

●	53,567 shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were issued on February 23, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued, by the Company to Mast Hill, on February 23, 2023. The shares were issued on September 18, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 18, 2023.

●	519,845 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between FirstFire and the Company. The debt amount converted consisted of the principal amount of $573,000 and interest of $4,521, for a total amount of $577,521. The shares were issued on September 21, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 3, 2023.

●	73,767 restricted shares of common stock were issued in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 17, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 9, 2023.

●	53,532 shares of common stock were issued to FirstFire upon the cashless exercise of all warrants. The warrants were issued on March 21, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued by the Company to FirstFire, on March 21, 2023. The shares were issued on October 12, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 18, 2023.

●	138,703 shares of common stock were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were granted on June 20, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $445,000 promissory note issued, by the Company to Mast Hill, on June 20, 2023. The shares were issued on October 23, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 8, 2023.

●	30,675 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	18,405 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	27,973 shares of common stock were issued in lieu of fractional shares resulting from the Company’s 1-for-10 reverse stock split of its common stock, effective November 7, 2023. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share.

●	457,128 shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between Mast Hill and the Company. The debt amount converted consisted of the principal amount of $445,000 and interest of $9,071, for a total amount of $454,071. The shares were issued on December 21, 2023.

Common Stock to be Issued

As of February 29, 2024, in connection with the acquisition of 1285 Canada and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 17,375 shares of the Company’s common stock. As of February 29, 2024, the fair value of the shares to be issued was $44,443.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During the six months ended February 29, 2024, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. During the six months ended February 29, 2024, the 2018 Plan had 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan may be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2024, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan, effective January 1, 2022, January 1, 2023, and January 1, 2024. As of February 29, 2024, the 2021 Plan had 75,463 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023 and September 29, 2023, the Company’s Board of Directors and stockholders, respectively, approved the Novo Integrated Sciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of February 29, 2024, the 2023 Plan had 2,300,000 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	371,423	11.44	3.98	$16,000
Granted	200,000	0.78	5.88
Expired	(10,500)	17.62
Exercised	–
Outstanding, February 29, 2024	560,923	7.52	3.70	$–
Exercisable, February 29, 2024	560,923	$7.52	3.70	$–

The exercise price for stock options outstanding at February 29, 2024:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
22,715	$13.30	22,715	$13.30
44,200	16.00	44,200	16.00
4,800	18.70	4,800	18.70
77,500	30.00	77,500	30.00
7,260	38.00	7,260	38.00
500	50.00	500	50.00
3,948	19.00	3,948	19.00
200,000	1.32	200,000	1.32
200,000	0.78	200,000	0.78
560,923		560,923

200,000 options were granted during the six months ended February 29, 2024 while no options were granted during the six months ended February 28, 2023.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $147,656 and $121,774 during the six months ended February 29, 2024 and February 28, 2023, respectively. At February 29, 2024, the unamortized stock option expense was $nil.

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	806,254	$12.05	3.71	$106,960
Granted	–
Forfeited	–
Exercised	(518,061)
Outstanding, February 29, 2024	288,193	$30.46	3.21	$–
Exercisable, February 29, 2024	288,193	$30.46	3.21	$–

The exercise price for warrants outstanding at February 29, 2024:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
261,193	$33.50
27,000	1.00
288,193

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of February 29, 2024, results of operations, cash flows or liquidity of the Company.

During the period ended February 29, 2024, the Company incurred $652,174 included in other expense which was primarily a result of a repayment for an overpayment received from a former customer. The Company’s management does not expect any additional repayments or remaining obligations to this former customer.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Sales
Healthcare services	$2,103,595	$2,034,154	$4,148,105	$4,055,368
Product manufacturing and development	1,066,997	512,654	2,835,455	1,303,132
Corporate	–	9,701	78,250	617,289
Sales	$3,170,592	$2,556,509	$7,061,810	$5,975,789

Gross profit
Healthcare services	$783,392	$770,269	$1,459,808	$1,554,300
Product manufacturing and development	540,694	190,933	1,730,046	538,847
Corporate	–	9,701	78,250	617,289
Gross profit	$1,324,086	$970,903	$3,268,104	$2,710,436

Loss from operations
Healthcare services	$2,699	$(219,009)	$(77,628)	$(370,700)
Product manufacturing and development	(542,070)	(589,277)	(433,368)	(1,144,119)
Corporate	(1,000,397)	(978,524)	(4,346,409)	(2,513,951)
Loss from operations	$(1,539,768)	$(1,786,810)	$(4,857,405)	$(4,028,770)

Depreciation and amortization
Healthcare services	$30,486	$34,594	$60,521	$63,562
Product manufacturing and development	258,281	207,308	521,208	516,350
Corporate	279,442	310,729	558,884	558,885
Depreciation and amortization	$568,209	$552,631	$1,140,613	$1,138,797

Capital expenditures
Healthcare services	$–	$–	$–	$–
Product manufacturing and development	–	–	–	–
Corporate	–	–	–	–
Capital expenditures	$–	$–	$–	$–

Interest expenses
Healthcare services	$21,011	$31,201	$41,543	$67,504
Product manufacturing and development	313	2,166	775	4,631
Corporate	117,360	90,499	239,740	218,974
Interest expenses	$138,684	$123,866	$282,058	$291,109

Net loss
Healthcare services	$(15,834)	$(247,967)	$(114,474)	$(433,680)
Product manufacturing and development	(870,735)	(597,044)	(821,852)	(1,175,620)
Corporate	(1,858,991)	(3,800,151)	(6,469,957)	(6,972,598)
Net loss	$(2,745,560)	$(4,645,162)	$(7,406,283)	$(8,581,898)

	As of February 29, 2024	As of August 31, 2023

Total assets
Healthcare services	$5,016,896	$5,158,851
Product Sales	17,695,233	17,993,652
Corporate	12,237,142	12,410,544
	$34,949,271	$35,563,047

Accounts receivable
Healthcare services	$703,727	$697,440
Product Sales	1,355,241	765,388
Corporate	94,946	4,200
	$2,153,914	$1,467,028

Intangible assets
Healthcare services	$102,704	$120,163
Product Sales	3,382,085	3,818,313
Corporate	11,721,178	12,280,063
	$15,205,967	$16,218,539

Goodwill
Healthcare services	$519,341	$520,821
Product Sales	7,041,595	7,061,662
Corporate	–	–
	$7,560,936	$7,582,483

Note 17 – Subsequent Events

Stock Issuance – Mast Hill Fund, L.P. September 2023 Note Conversion

Subsequent to the period ended February 29, 2024, the Company issued an aggregate of 826,203 shares of common stock to Mast Hill upon conversion of a note principal amount of $271,226 and a note interest amount of $104,712.

Stock Issuance – FirstFire Global Opportunities Fund, L.P. September 2023 Note Conversion

Subsequent to the period ended February 29, 2024, the Company issued an aggregate of 480,000 shares of common stock to FirstFire upon conversion of a note principal amount of $212,027 and a note interest amount of $8,333.

Streeterville Capital, LLC Transaction

On April 5, 2024, the Company entered into a securities purchase agreement (the “Streeterville SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured convertible promissory note (the “Streeterville Note”) with a maturity date of April 8, 2025, in the principal sum of $6,210,000 (the “Streeterville Principal Sum”). Pursuant to the terms of the Streeterville Note, the Company agreed to pay the Streeterville Principal Sum to Streeterville and to pay interest on the principal balance at the rate of 10.9% per annum. The Streeterville Note carries an OID of $660,000. In addition, $50,000 was withheld from the Streeterville Principal Sum to cover transaction costs. Accordingly, on April 8, 2024, Streeterville paid the purchase price of $5,500,000 in exchange Streeterville’s for the Streeterville Note. Upon receipt of the Streeterville Purchase Price, the Company repaid in full the remaining outstanding balances under that certain promissory note in the original principal amount of $3,500,000 issued on September 12, 2023, as well as that certain promissory note in the original principal amount of $277,777.77 issued on September 18, 2023.

Streeterville may convert the Streeterville Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Streeterville Note as well as beneficial ownership limitations.

Beginning on October 8, 2024, Streeterville shall have the right to redeem up to $950,000 of the Streeterville Note per calendar month. The Company is required to pay such redemption amounts in cash, provided, however, that if certain equity conditions are satisfied, then the Company may pay all or any portion of such applicable redemption amount by issuing shares of common stock at the applicable Conversion Price at such time.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Streeterville Note) (each an “Event of Default”) occurs at an amount equal to 105% of the Outstanding Balance (as defined below). “Outstanding Balance” means the Streeterville Principal Sum then outstanding plus accrued and unpaid interest. The Streeterville Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants in the Streeterville Note or Streeterville SPA.

Upon the occurrence of any Event of Default, the Streeterville Note shall become immediately due and payable and the Company shall pay to Streeterville, in full satisfaction of its obligations hereunder, an amount equal to the Outstanding Balance plus the Trigger Effect (as defined herein). The “Trigger Effect” means 20% of the Outstanding Balance upon the occurrence of any Major Trigger Event (as defined in the Streeterville Note) and 5% of the Outstanding Balance upon the occurrence of any Minor Trigger Event (as defined in the Streeterville Note). The Trigger Effect for any Minor Trigger Event may occur up to three times. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 22% per annum or the highest rate permitted by law.

In addition to the beneficial ownership limitations provided in the Streeterville Note, the sum of the number of shares of common stock that may be issued under the Streeterville SPA and Streeterville Note shall be limited to 19.99% of the outstanding common stock of the Company on April 5, 2024, unless shareholder approval to exceed such limitation is obtained by the Company. The Company is required, under the terms of the Streeterville Note, to seek shareholder approval with respect to the transaction within 6 months of April 5, 2024. If the Company is unable to obtain such shareholder approval within 9 months of April 5, 2024, then the Company must repay the Streeterville Note in cash.

The Streeterville SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, registration rights with respect to the common stock underlying the Streeterville Note. The Streeterville SPA also requires the Company to file a registration statement covering Streeterville’s resale of the common stock underlying the Streeterville Note within 75 days of the closing date.

In connection with the Streeterville Note and Streeterville SPA, the Company and Streeterville also entered into a security agreement (the “Streeterville Security Agreement”). Pursuant to the Streeterville Security Agreement, the Company granted Streeterville a security interest in all of the assets of the Company.

Acenzia, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “Acenzia Guaranty”). Acenzia guaranteed the repayment of the Streeterville Note and granted Streeterville a security interest in the assets of Acenzia, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada. Further, NHL, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “NHL Guaranty”). NHL guaranteed the repayment of the Streeterville Note and granted a security interest in the assets of NHL.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended February 29, 2024, revenues from healthcare services and product sales were 53% and 45%, respectively, of the Company’s total revenues for the quarter.

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

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 with the Successor Receiver. In addition, in January 2024, February 2024, and March 2024 the Company paid to the Successor Receiver four additional $25,000 deposits to extend and maintain exclusivity related to the Ophir Agreement.

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

Officer Option Grant

On January 16, 2024, the Board of Directors granted to Christopher David, the Company’s Chief Operating Officer and a member of the Board of Directors, an option to purchase 200,000 shares of the Company’s common stock pursuant to the 2023 Equity Incentive Plan. The option was fully vested at grant and is exercisable until January 16, 2030. The option has an exercise price of $0.78 per share.

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

Nasdaq Notification – Non-Compliance with Minimum Bid Price Requirement

On February 9, 2024, the Company received a notification letter (the “Notification Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between December 27, 2023, and February 8, 2024, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “NVOS.”

The Notification Letter provides that the Company has 180 calendar days, or until August 7, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by August 7, 2024, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Securities Purchase Agreement Waivers

On April 27, 2023, the Company entered into a securities purchase agreement (the “SPA”), dated April 26, 2023, with RC Consulting Group LLC in favor of SCP Tourbillion Monaco or registered assigns (the “Holder”), pursuant to which the Company issued an unsecured 15-year promissory note to the Holder (the “Note”) with a maturity date of April 26, 2038, in the principal sum of $70,000,000, which amount represents the $57,000,000 purchase price plus a yield (non-compounding) of 1.52% (zero coupon) per annum from the Issue Date.

The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the SPA or the Note. Upon the occurrence of any Event of Default (as defined in the Note), the Note is to become immediately due and payable, and the Company will pay to the Holder, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 125% (collectively, the “Default Amount”), as well as costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice.

According to the SPA, the Company’s non-compliance with the Minimum Bid Price Requirement constituted an Event of Default under the terms of the SPA and Note.

On February 16, 2024, the Company and the Holder entered into a Limited Waiver (the “Waiver”) exempting any determination of non-compliance associated with the Minimum Bid Price Requirement, and is solely related to any notice of deficiency in accordance with the Minimum Bid Price Requirement but does not extend to any delisting associated with the Minimum Bid Price Requirement under the SPA and the Note. Nothing in the Waiver is be deemed to: (1) constitute a waiver, modification or amendment of any other term, provision or condition of the SPA or any other instrument or agreement referred to therein; (2) prejudice any right or remedy that the Holder may now have or may have in the future under or in connection with the SPA or any other instrument or agreement referred to therein, except as otherwise set forth therein.

On March 18, 2024, the Company entered into the Assignment of Security Purchase Agreement and Promissory Note (the “Assignment”) with the Holder and RC Consulting Consortium Group LLC. Pursuant to the terms of the Assignment, the Holder assigned and transferred to RC Consulting Consortium Group LLC all of the Holder’s right, title, claim and interest in and to the SPA and the Note, and RC Consulting Consortium Group LLC agreed to assume the same. Except as set forth in the Assignment, the terms of the SPA and the Note, each as amended from time to time, including by the Waiver, remain in full force and effect.

On March 19, 2024, the Company and RC Consulting Consortium Group LLC entered into a Limited Waiver (the “March 2024 Waiver”) applicable to the SPA. In particular, as a result of the March 2024 Waiver, RC Consulting Consortium Group LLC waived the SPA provision requiring the Company to use the proceeds of the Note for business development and general working expenses, and not for any other purpose, including but not limited to (i) the repayment of any indebtedness owed to officers, directors or employees of the Company, (ii) any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with the Company’s currently existing operations), (iii) any loan, credit, or advance to any officers, directors, employees, or affiliates of the Company, or (iv) in violation or contravention of any applicable law, rule or regulation. Nothing in the March 2024 Waiver will be deemed to: (1) constitute a waiver, modification or amendment of any other term, provision or condition of the SPA or any other instrument or agreement referred to therein; (2) prejudice any right or remedy that RC Consulting Consortium Group LLC, in favor of SCP Tourbillion Monaco may now have or may have in the future under or in connection with the SPA or any other instrument or agreement referred to therein, except as otherwise set forth therein.

All other provisions and conditions of the SPA and any other documents related to the SPA remain in full force and effect.

Departure of Christopher David as President

On February 15, 2024, Mr. David, the Company’s then-President, Chief Operating Officer and member of the Company’s Board of Directors informed the Company of his decision to voluntarily resign from his position as the Company’s President effective as of February 15, 2024. Mr. David did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. David will continue in his positions of Chief Operating Officer and member of the Board of Directors.

Appointment of Robert Oliva as President

Pursuant to Mr. David’s departure as President, the Board of Directors of the Company appointed Robert Oliva as President, effective February 15, 2024. Mr. Oliva previously served the Company between January 26, 2021 and June 30, 2022 in the role of Director. During his time as Director, Mr. Oliva has also served the Company as a member of the Compensation Committee and Nominating and Corporate Governance Committees. On June 30, 2022, Mr. Oliva resigned from the Board of Directors.

Mr. Oliva is not currently party to an employment agreement with the Company, nor is there any current compensation arrangement, however Mr. Oliva and the Company plan to enter into a compensation agreement.

There are no family relationships between Mr. Oliva and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Streeterville Capital, LLC Transaction

On April 5, 2024, the Company entered into a securities purchase agreement (the “Streeterville SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured convertible promissory note (the “Streeterville Note”) with a maturity date of April 8, 2025, in the principal sum of $6,210,000 (the “Streeterville Principal Sum”). Pursuant to the terms of the Streeterville Note, the Company agreed to pay the Streeterville Principal Sum to Streeterville and to pay interest on the principal balance at the rate of 10.9% per annum. The Streeterville Note carries an OID of $660,000. In addition, $50,000 was withheld from the Streeterville Principal Sum to cover Streeterville’s transaction costs. Accordingly, on April 8, 2024, Streeterville paid the purchase price of $5,500,000 in exchange for the Streeterville Note. Upon receipt of the Streeterville Purchase Price, the Company repaid in full the remaining outstanding balances under that certain promissory note in the original principal amount of $3,500,000 issued on September 12, 2023, as well as that certain promissory note in the original principal amount of $277,777.77 issued on September 18, 2023.

Streeterville may convert the Streeterville Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Streeterville Note as well as beneficial ownership limitations.

Beginning on October 8, 2024, Streeterville shall have the right to redeem up to $950,000 of the Streeterville Note per calendar month. The Company is required to pay such redemption amounts in cash, provided, however, that if certain equity conditions are satisfied, then the Company may pay all or any portion of such applicable redemption amount by issuing shares of common stock at the applicable Conversion Price at such time.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Streeterville Note) (each an “Event of Default”) occurs at an amount equal to 105% of the Outstanding Balance (as defined below). “Outstanding Balance” means the Streeterville Principal Sum then outstanding plus accrued and unpaid interest. The Streeterville Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants in the Streeterville Note or Streeterville SPA.

Upon the occurrence of any Event of Default, the Streeterville Note shall become immediately due and payable and the Company shall pay to Streeterville, in full satisfaction of its obligations hereunder, an amount equal to the Outstanding Balance plus the Trigger Effect (as defined herein). The “Trigger Effect” means 20% of the Outstanding Balance upon the occurrence of any Major Trigger Event (as defined in the Streeterville Note) and 5% of the Outstanding Balance upon the occurrence of any Minor Trigger Event (as defined in the Streeterville Note). The Trigger Effect for any Minor Trigger Event may occur up to three times. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 22% per annum or the highest rate permitted by law.

In addition to the beneficial ownership limitations provided in the Streeterville Note, the sum of the number of shares of common stock that may be issued under the Streeterville SPA and Streeterville Note shall be limited to 19.99% of the outstanding common stock of the Company on April 5, 2024, unless shareholder approval to exceed such limitation is obtained by the Company. The Company is required, under the terms of the Streeterville Note, to seek shareholder approval with respect to the transaction within 6 months of April 5, 2024. If the Company is unable to obtain such shareholder approval within 9 months of April 5, 2024, then the Company must repay the Streeterville Note in cash.

The Streeterville SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, registration rights with respect to the common stock underlying the Streeterville Note. The Streeterville SPA also requires the Company to file a registration statement covering Streeterville’s resale of the common stock underlying the Streeterville Note within 75 days of the closing date.

In connection with the Streeterville Note and Streeterville SPA, the Company and Streeterville also entered into a security agreement (the “Streeterville Security Agreement”). Pursuant to the Streeterville Security Agreement, the Company granted Streeterville a security interest in all of the assets of the Company.

Acenzia, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “Acenzia Guaranty”). Acenzia guaranteed the repayment of the Streeterville Note and granted Streeterville a security interest in the assets of Acenzia, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada. Further, NHL, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “NHL Guaranty”). NHL guaranteed the repayment of the Streeterville Note and granted a security interest in the assets of NHL.

For the three months ended February 29, 2024 compared to the three months ended February 28, 2023

Revenues for the three months ended February 29, 2024 were $3,170,592, representing an increase of $614,083, or 24%, from $2,556,509 for the three months ended February 28, 2023. The increase in revenue is principally due to an increase in product sales. Acenzia’s and Terragenx’s revenue for the three months ended February 29, 2024 were $884,396 and $103,399, respectively. Revenue from our healthcare services increased by 3.4% when comparing the revenue for the three months ended February 29, 2024 to the three months ended February 28, 2023.

Cost of revenues for the three months ended February 29, 2024 was $1,846,506, representing an increase of $260,900, or 16%, from $1,585,606, for the three months ended February 28, 2023. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 63% and 49%, respectively, for the three months ended February 29, 2024. The cost of revenue for our healthcare and product sales segment was 62% and 63%, respectively, for the three months ended February 28, 2023. The overall change in cost of revenues as a percentage of revenue for our product sales segment was principally due to the change in product costs.

Operating costs for the three months ended February 29, 2024 were $2,863,854, representing an increase of $106,141, or 4%, from $2,757,713 for the three months ended February 28, 2023. The increase in operating costs was principally due to higher fair value of stock options issued during the three months.

Interest expense for the three months ended February 29, 2024 was $138,684, representing an increase of $14,818, or 12%, from $123,866 for the three months ended February 28, 2023. Due to the higher average principal balance of the Company’s convertible notes throughout the three months ended February 29, 2024 compared to prior period led to an increased interest expense.

Amortization of debt discount for the three months ended February 29, 2024 was $1,114,573, representing a decrease of $1,625,776, or 59%, from $2,740,349 for the three months ended February 28, 2023. The decrease was due to convertible notes which were settled during the period.

Foreign currency transaction loss for the three months ended February 29, 2024 was $19,588 compared to gain of $3,620 for the three months ended February 28, 2023, representing a decrease of $23,208, or 641%. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in U.S. Dollars. Prior period balance related to the outstanding debt payable in U.S. Dollars.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended February 29, 2024 was $2,746,128, representing a decrease of $1,875,227, or 41%, from $4,621,355 for the three months ended February 28, 2023. The decrease in net loss was principally due to the increase in gross profit and lower amount of other expenses.

For the six months ended February 29, 2024 compared to the six months ended February 28, 2023

Revenues for the six months ended February 29, 2024 were $7,061,810, representing an increase of $1,086,021, or 18%, from $5,975,789 for the six months ended February 28, 2023. The increase in revenue is principally due to an increase in product sales. Acenzia’s and Terragenx’s revenue for the six months ended February 29, 2024 were $2,568,247 and $120,370, respectively. Revenue from our healthcare services increased by 2.3% when comparing the revenue for the six months ended February 29, 2024 to the six months ended February 28, 2023.

Cost of revenues for the six months ended February 29, 2024 was $3,793,706, representing an increase of $528,353, or 16%, from $3,265,353 for the six months ended February 28, 2023. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 65% and 39%, respectively, for the six months ended February 29, 2024. The cost of revenue for our healthcare and product sales segment was 61% and 56%, respectively, for the six months ended February 28, 2023. The overall change in cost of revenues as a percentage of revenue for our product sales segment was principally due to the change in product costs.

Operating costs for the six months ended February 29, 2024 were $8,125,509, representing an increase of $1,386,303, or 21%, from $6,739,206 for the six months ended February 28, 2023. The increase in operating costs was principally due to higher fair value of stock options issued, common stock issuance for services and cashless warrant exercise.

Interest expense for the six months ended February 29, 2024 was $282,058, representing a decrease of $9,051, or 3%, from $291,109 for the six months ended February 28, 2023. The decrease was due to cash payment and conversion of some of the Company’s convertible notes to common stock as of February 29, 2024.

Amortization of debt discount for the six months ended February 29, 2024 was $2,190,501, representing a decrease of $2,040,361, or 48%, from $4,230,862 for the six months ended February 28, 2023. The decrease was due to convertible notes which were settled during the period.

Foreign currency transaction loss for the six months ended February 29, 2024 was $78,946 compared to $35,681 for the six months ended February 28, 2023, representing an increase of $43,265, or 121%. Acenzia and Terragenx both have outstanding debt recorded on their books that is payable in U.S. Dollars. Prior period balance related to the outstanding debt payable in U.S. Dollars.

Net loss attributed to Novo Integrated Sciences, Inc. for the six months ended February 29, 2024 was $7,426,471, representing a decrease of $1,130,297, or 13%, from $8,556,768 for the six months ended February 28, 2023. The decrease in net loss was principally due to the increase in gross profit and lower amount of other expenses.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended February 29, 2024, the Company had a net loss of $7,406,283.

Operating activities

During the six months ended February 29, 2024, the Company used cash in operating activities of $3,865,953 compared to $1,156,821 of cash used in operating activities for the six months ended February 28, 2023. The principal reason for the increase in cash used in operating activities was due to the increased utilization of cash in operating asset and liability accounts.

Investing activities

During the six months ended February 29, 2024 and the six months ended February 28, 2023, the Company did not have any cash flows from investing activities.

Financing activities

During the six months ended February 29, 2024, the Company had cash provided by financing activities of $3,299,455 compared to cash used by financing activities of $604,704 for the six months ended February 28, 2023. The principal reason for the increase in cash provided by financing activities was the $3,314,153 proceeds received from the issuance of convertible notes and the $240,400 proceeds received from the exercise of warrants, offset by $64,837 repayment to related parties, $184,475 repayment of notes payable, and $5,931 repayment for finance leases.

During the six months ended February 28, 2023, the Company received $1,795,000 from the sale of common stock, net of offering costs, proceeds of $455,235 from issuance of convertible notes and proceeds of $6,138 from related parties offset by $2,977,778 repayment of convertible notes, and $4,299 repayment for finance leases.

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

The Company has not changed its estimate for the useful lives of its property and equipment.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. Based on its review at February 29, 2024, the Company believes there was no impairment of its goodwill.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2024. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of February 29, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As mentioned in Note 12 of the condensed consolidated financial statements, during the six months ended February 29, 2024, the Company could not make repayments to the debenture holders in accordance with the revised agreed repayment schedule, and is therefore in breach of the loan agreement as at period end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements to make the payment to the holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Limited Waiver dated as of February 16, 2024 by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2024).

10.2	Assignment of Security Purchase Agreement and Promissory Note, dated March 18, 2024, by and among the registrant, RC Consulting Group LLC and RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2024).

10.3	Limited Waiver, dated March 19, 2024, by RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the Commission on March 19, 2024).

10.4	Promissory Note, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the Commission on April 11, 2024).

10.5	Securities Purchase Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the Commission on April 11, 2024).

10.6	Security Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed with the Commission on April 11, 2024).

10.7	Guaranty, dated as of April 5, 2024, by and between Acenzia Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed with the Commission on April 11, 2024).

10.8	Guaranty, dated as of April 5, 2024, by and between Novo Healthnet Limited and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on form 8-K filed with the Commission on April 11, 2024).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: April 15, 2024	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: April 15, 2024	By:	/s/ Vivek Sethi
Vivek Sethi
Principal Financial Officer (principal financial officer and principal accounting officer)

