Form 10-Q
period 2024-05-31
Novo Integrated Sciences, Inc.
filed 2024-07-19
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

There were 19,054,523 shares of the Registrant’s $0.001 par value common stock outstanding as of July 19, 2024.

Novo Integrated Sciences, Inc.

Item 1. Financial Statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2024 (unaudited) and August 31, 2023

	May 31,	August 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$1,539,771	$416,323
Accounts receivable, net	2,251,528	1,467,028
Inventory, net	1,112,068	1,106,983
Other receivables, current portion	1,043,473	1,051,584
Prepaid expenses and other current assets	214,436	346,171
Total current assets	6,161,276	4,388,089

Property and equipment, net	5,157,781	5,390,038
Intangible assets, net	14,690,038	16,218,539
Right-of-use assets, net	1,793,907	1,983,898
Goodwill	7,523,998	7,582,483
TOTAL ASSETS	$35,327,000	$35,563,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,894,602	$3,513,842
Accrued expenses	1,332,485	1,233,549
Accrued interest (including amounts to related parties)	450,795	382,666
Government loans and notes payable, current portion	93,488	277,405
Convertible notes payable, net of discount of $4,985,381	1,224,619	558,668
Derivative liability	14,048,576	–
Contingent liability	45,968	61,767
Debentures, related parties	909,753	916,824
Due to related parties	262,295	533,001
Finance lease liability, net of current portion	4,336	11,744
Operating lease liability, current portion	409,516	415,392
Total current liabilities	22,676,433	7,904,858

Government loans and notes payable, net of current portion	63,572	65,038
Operating lease liability, net of current portion	1,534,078	1,693,577
Deferred tax liability	1,389,696	1,400,499
TOTAL LIABILITIES	25,663,779	11,063,972

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; Nil shares issued and outstanding at May 31, 2024 and August 31, 2023	–	–
Common stock; $0.001 par value; 499,000,000 shares authorized; 19,054,523 and 15,759,325 shares issued and outstanding at May 31, 2024 and August 31, 2023, respectively	19,055	15,760
Additional paid-in capital	96,660,608	90,973,316
Common stock to be issued (1,700 and 91,138 shares at May 31, 2024 and August 31, 2023)	25,500	1,217,293
Other comprehensive (loss) income	1,452,386	(357,383)
Accumulated deficit	(88,201,415)	(67,033,041)
Total Novo Integrated Sciences, Inc. stockholders’ equity	9,956,134	24,815,945
Noncontrolling interest	(292,913)	(316,870)
Total stockholders’ equity	9,663,221	24,499,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,327,000	$35,563,047

* The condensed consolidated balance sheets’ common stock amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended May 31, 2024 and 2023 (unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,151,851	$3,292,933	$10,213,661	$9,268,722

Cost of revenues	2,254,958	1,978,839	6,048,664	5,244,192

Gross profit	896,893	1,314,094	4,164,997	4,024,530

Operating expenses:
Selling expenses	2,635	1,877	14,811	9,916
General and administrative expenses	3,414,461	2,742,635	11,527,794	9,473,802
Total operating expenses	3,417,096	2,744,512	11,542,605	9,483,718

Loss from operations	(2,520,203)	(1,430,418)	(7,377,608)	(5,459,188)

Non operating income (expense)
Interest income	2,214	62,397	6,910	6,762
Interest expense	(178,445)	(9,570)	(460,503)	(240,520)
Other expense	(3,431)	–	(964,368)	–
Change in fair value of derivative liability	(6,724,690)	–	(5,765,822)	–
Amortization of debt discount	(2,904,830)	(156,037)	(5,095,331)	(4,386,899)
Exchange currency (loss) gain	(1,406,915)	48,333	(1,485,861)	12,652
Total other expense	(11,216,097)	(54,877)	(13,764,975)	(4,608,005)

Loss before income taxes	(13,736,300)	(1,485,295)	(21,142,583)	(10,067,193)

Income tax expense	–	–	–	–

Net loss	$(13,736,300)	$(1,485,295)	$(21,142,583)	$(10,067,193)

Net income (loss) attributed to noncontrolling interest	5,603	12,035	25,791	(13,095)

Net loss attributed to Novo Integrated Sciences, Inc.	$(13,741,903)	$(1,497,330)	$(21,168,374)	$(10,054,098)

Comprehensive loss:
Net loss	(13,736,300)	(1,485,295)	(21,142,583)	(10,067,193)
Foreign currency translation gain (loss)	750,067	(120,357)	1,809,769	(738,022)
Comprehensive loss:	$(12,986,233)	$(1,605,652)	$(19,332,814)	$(10,805,215)

Weighted average common shares outstanding - basic and diluted	18,685,979	14,360,058	17,688,692	8,583,229

Net loss per common share - basic and diluted	$(0.74)	$(0.10)	$(1.20)	$(1.17)

* The condensed consolidated statements of operations and comprehensive loss’s share and per share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended May 31, 2024 and 2023 (unaudited)

			Additional	Common	Other		Total Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2023	15,759,325	$15,760	$90,973,316	$1,217,293	$(357,383)	$(67,033,041)	$24,815,945	$(316,870)	$24,499,075

Cashless exercise of warrants	245,802	246	1,323,152	–	–	–	1,323,398	–	1,323,398
Exercise of warrants for cash	240,400	240	240,160	–	–	–	240,400	–	240,400
Share issuance for convertible debt settlement	519,845	520	577,002	–	–	–	577,522	–	577,522
Issuance of common stock to be issued	73,767	74	1,172,776	(1,172,850)	–	–	–	–	–
Common stock issued for services	424,080	424	1,194,976	–	–	–	1,195,400	–	1,195,400
Reverse stock split share rounding	27,973	28	(28)	–	–	–	–	–	–
Foreign currency translation gain	–	–	–	–	110,895	–	110,895	(1,919)	108,976
Net loss	–	–	–	–	–	(4,680,343)	(4,680,343)	19,620	(4,660,723)

Balance, November 30, 2023	17,291,192	$17,292	$95,481,354	$44,443	$(246,488)	$(71,713,384)	$23,583,217	$(299,169)	$23,284,048

Share issuance for convertible debt settlement	457,128	457	453,616	–	–	–	454,073	–	454,073
Foreign currency translation gain	–	–	–	–	749,869	–	749,869	198	750,067
Fair value of stock options	–	–	147,656	–	–	–	147,656	–	147,656
Net loss	–	–	–	–	–	(2,746,128)	(2,746,128)	568	(2,745,560)

Balance, February 29, 2024	17,748,320	$17,749	$96,082,626	$44,443	$503,381	$(74,459,512)	$22,188,687	$(298,403)	$21,890,284

Share issuance for convertible debt settlement	1,306,203	1,306	577,982	–	–	–	579,288	–	579,288
Cancellation of agreement	–	–	–	(18,943)	–	–	(18,943)	–	(18,943)
Foreign currency translation gain	–	–	–	–	949,005	–	949,005	(113)	948,892
Net loss	–	–	–	–	–	(13,741,903)	(13,741,903)	5,603	(13,736,300)

Balance, May 31, 2024	19,054,523	$19,055	$96,660,608	$25,500	$1,452,386	$(88,201,415)	$9,956,134	$(292,913)	$9,663,221

			Additional	Common	Other		Total Novo
	Common Stock		Paid-in	Stock To	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2022	3,118,063	$3,118	$66,084,887	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571

Common stock issued for cash, net of offering costs	400,000	400	1,794,600	–	–	–	1,795,000	–	1,795,000
Issuance of common stock to be issued	3,623	4	92,362	(92,366)	–	–	–	–	–
Cashless exercise of warrants	467,399	467	1,138,583	–	–	–	1,139,050	–	1,139,050
Fair value of stock options	–	–	60,887	–	–	–	60,887	–	60,887
Foreign currency translation loss	–	–	–	–	(417,008)	–	(417,008)	(3,974)	(420,982)
Net loss	–	–	–	–	–	(3,935,413)	(3,935,413)	(1,323)	(3,936,736)

Balance, November 30, 2022	3,989,085	$3,989	$69,171,319	$9,382,441	$143,828	$(57,753,902)	$20,947,675	$(262,885)	$20,684,790

Share issuance for convertible debt settlement	9,310,940	9,311	9,076,740	–	–	–	9,086,051	–	9,086,051
Exercise of warrants (Cashless Exercise)	115,935	116	282,417	–	–	–	282,533	–	282,533
Exercise of warrants for cash	131,000	131	130,869	–	–	–	131,000	–	131,000
Issuance of common stock to be issued	320,202	320	8,164,828	(8,165,148)	–	–	–	–	–
Shares issued with convertible notes	95,500	96	82,868	–	–	–	82,963	–	82,963
Value of warrants issued with convertible notes	–	–	86,327	–	–	–	86,327	–	86,327
Fair value of stock options	–	–	60,887	–	–	–	60,887	–	60,887
Extinguishment of derivative liability due to conversion	–	–	1,390,380	–	–	–	1,390,380	–	1,390,380
Foreign currency translation loss	–	–	–	–	(195,821)	–	(195,821)	(862)	(196,683)
Net loss	–	–	–	–	–	(4,621,355)	(4,621,355)	(23,807)	(4,645,162)

Balance, February 28, 2023	13,962,662	13,963	88,446,635	1,217,293	(51,993)	(62,375,257)	27,250,640	(287,554)	26,963,086

Share issuance for convertible debt settlement	107,594	108	100,170	–	–	–	100,278	–	100,278
Exercise of warrants for cash	320,000	320	319,680	–	–	–	320,000	–	320,000
Shares issued with convertible notes	95,500	96	90,037	–	–	–	90,132	–	90,132
Value of warrants issued with convertible notes	–	–	93,811	–	–	–	93,811	–	93,811
Beneficial conversion feature upon issuance of convertible debt	–	–	66,068	–	–	–	66,068	–	66,068
Stock option expense	–	–	263,561	–	–	–	263,561	–	263,561
Foreign currency translation loss	–	–	–	–	(120,533)	–	(120,533)	176	(120,357)
Net loss	–	–	–	–	–	(1,497,330)	(1,497,330)	12,035	(1,485,295)

Balance, May 31, 2023	14,485,756	$14,486	$89,379,961	$1,217,293	$(172,526)	$(63,872,587)	$26,566,627	$(275,343)	$26,291,284

* The condensed consolidated statements of stockholders’ equity share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31, 2024 and 2023 (unaudited)

	Nine Months Ended
	May 31,	May 31,
	2024	2023
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,142,583)	$(10,067,193)
Adjustments for non-cash items:
Depreciation and amortization	1,697,317	1,718,388
Fair value of vested stock options	147,656	385,335
Change in fair value of derivative liability	5,765,822	–
Cashless exercise of warrants	1,323,398	1,421,583
Common stock issued for services	1,195,400	–
Operating lease expense	466,276	624,246
Amortization of debt discount	5,095,331	4,386,899
Foreign currency transaction losses	1,485,861	(12,652)
Changes in operating assets and liabilities:
Accounts receivable	(797,692)	(308,907)
Inventory	(12,548)	(92,260)
Prepaid expenses and other current assets	130,015	333,724
Accounts payable	408,067	154,542
Accrued expenses	76,428	104,004
Accrued interest	103,605	(67,634)
Operating lease liability	(466,276)	(594,618)
Net cash used in operating activities	(4,523,923)	(2,014,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,005)	(18,870)
Net cash used in investing activities	(2,005)	(18,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) proceeds from related parties	(267,756)	(56,649)
Proceeds from notes payable	274	222,000
Repayments of notes payable	(184,125)	–
Repayments of finance leases	(7,350)	(6,435)
Proceeds from issuance of convertible notes, net	8,649,153	925,306
Repayment of convertible notes	(3,311,536)	(3,033,888)
Proceeds from the sale of common stock, net of offering costs	–	1,795,000
Proceeds from exercise of warrants	240,400	451,000
Net cash provided by financing activities	5,119,060	296,334

Effect of exchange rate changes on cash and cash equivalents	530,316	22,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,123,448	(1,714,676)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,323	2,178,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,539,771	$464,011

CASH PAID FOR:
Interest	$190,491	$343,878
Income taxes	$–	$–

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt settlement	$1,610,883	$9,186,329
Beneficial conversion feature upon issuance of convertible notes	–	66,068
Debt discount recognized on derivative liability	–	1,390,380
Debt discount recognized on convertible note	–	639,993
Extinguishment of derivative liability due to conversion	–	1,390,380
Common stock issued with convertible notes	–	173,095
Warrants issued with convertible notes	$–	$180,138

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended May 31, 2024 and May 31, 2023 (unaudited)

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

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, that the Company filed on December 14, 2023. The results of operations for the nine months ended May 31, 2024 are not necessarily indicative of the results for the fiscal year ending August 31, 2024.

The Company’s Canadian subsidiaries’ functional currency is the Canadian Dollar (“CAD”) and the parent company’s functional currency is the United States Dollar (“$” or “USD”); however, the accompanying unaudited condensed consolidated financial statements were translated and presented in USD.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of May 31, 2024. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited condensed consolidated financial statements are issued.

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

	May 31, 2024	May 31, 2023	August 31, 2023

Period end: CAD to USD exchange rate	$0.7333	$0.7351	$0.7390
Average period: CAD to USD exchange rate	$0.7365	$0.7400	$0.7426

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability. As of May 31, 2024, the Company has recorded an allowance for those balances which it expects to be not recoverable.

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

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the nine months ended May 31, 2024 and the nine months ended May 31, 2023, the Company wrote off $nil and $nil, respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at May 31, 2024, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its review at May 31, 2024, the Company believes there was no impairment of its intangible assets.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. Based on its review at May 31, 2024, the Company believes there was no impairment of its goodwill.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2022	$190,678	$125,088	$221,188	$7,288,307	$583	$7,825,844
Foreign currency translation adjustment	(5,928)	(3,892)	(6,878)	(226,645)	(18)	(243,361)
Balance, August 31, 2023	$184,750	$121,196	$214,310	$7,061,662	$565	$7,582,483
Foreign currency translation adjustment	(1,425)	(935)	(1,653)	(54,468)	(4)	(58,485)
Balance, May 31, 2024	$183,325	$120,261	$212,657	$7,007,194	$561	$7,523,998

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

As of May 31, 2024, and August 31, 2023, respectively, the Company did not identify any financial assets and liabilities required to be presented on the condensed consolidated balance sheet at fair value, except for contingent liability which is carried at fair value using Level 1 inputs and derivative liability which is carried at fair value using Level 3 inputs.

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

Sales returns and allowances were insignificant for the nine months ended May 31, 2024, and the nine months ended May 31, 2023. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations within these condensed consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-10 reverse stock split that was effective on November 7, 2023. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 836,616 and 1,226,617 options/warrants outstanding on May 31, 2024 and May 31, 2023, respectively. In addition, on May 31, 2024, there were outstanding convertible notes that could convert into 16,470,201 shares of common stock and there were 1,700 shares of common stock to be issued.

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

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted during the nine months period ended May 31, 2024, and as a result no increase in the allowance is recorded.

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At May 31, 2024 and August 31, 2023, the amount due to related parties was $262,295 and $533,001, respectively.

At May 31, 2024, $181,061 was non-interest bearing, $nil bears interest at 6.00% per annum, and $81,234 bears interest at 13.75% per annum.

At August 31, 2023, $451,137 was non-interest bearing, $21,267 bears interest at 6.00% per annum, and $60,597 bears interest at 13.75% per annum.

Note 4 – Accounts Receivables, Net

Accounts receivables, net at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Trade receivables	$3,040,932	$2,223,243
Amounts earned but not billed	49,273	108,000
	3,090,205	2,331,243
Allowance for doubtful accounts	(838,677)	(864,215)
Accounts receivable, net	$2,251,528	$1,467,028

Note 5 – Inventory

Inventory at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Raw materials	$439,667	$388,391
Work in process	197,729	81,696
Finished goods	474,672	636,896
	1,112,068	1,106,983
Allowance for slow-moving and obsolete inventory	–	–
Inventory, net	$1,112,068	$1,106,983

During the nine months period ended May 31, 2024, the inventory was written off by $ 1,444,317 due to spoilage.

Note 6 – Other Receivables

Other receivables at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31, 2024	August 31, 2023
Advance to corporation; accrues interest at 12% per annum; unsecured; due June 1, 2024, as amended.	$73,330	$73,900
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due June 1, 2024, as amended.	530,264	534,386
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due June 1, 2024, as amended.	439,879	443,298
Total other receivables	1,043,473	1,051,584
Current portion	(1,043,473)	(1,051,584)
Long-term portion	$–	$–

Note 7 – Property and Equipment

Property and equipment at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Land	$439,980	$443,400
Building	3,299,850	3,325,500
Leasehold improvements	834,881	841,371
Clinical equipment	1,901,898	1,916,681
Computer equipment	35,241	33,504
Office equipment	44,286	44,502
Furniture and fixtures	37,993	38,289
	6,594,129	6,643,247
Accumulated depreciation	(1,436,348)	(1,253,209)
Total	$5,157,781	$5,390,038

Depreciation expense for the nine months ended May 31, 2024 and May 31, 2023 was $194,458 and $212,579, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Land use rights	$11,573,321	$11,573,321
Intellectual property	7,988,550	7,497,746
Customer relationships	2,284,066	2,291,058
Brand names	1,913,546	1,928,421
	23,759,483	23,290,546
Accumulated amortization	(9,069,445)	(7,072,007)
Total	$14,690,038	$16,218,539

Amortization expense for the nine months ended May 31, 2024 and May 31, 2023 was $1,502,859 and $1,505,809, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending May 31,
2025	$2,000,212
2026	1,583,305
2027	1,360,814
2028	1,060,742
2029	222,046
Thereafter	8,462,919
Total	$14,690,038

Note 9 – Accrued Expenses

Accrued expenses at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Accrued liabilities	$1,047,587	$961,897
Accrued payroll	284,898	236,218
Unearned revenue	–	35,434
	$1,332,485	$1,233,549

Note 10 – Government Loans and Notes Payable

Notes payable at May 31, 2024 and August 31, 2023 consisted of the following:

	May 31,	August 31,
	2024	2023
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	87,996	88,680
Note payable to the Small Business Administration. The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance, and is secured by certain equipment of PRO-DIP.	40,320	40,320
Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028	28,744	28,693
Note payable received May 25, 2023, accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance. The note was repaid on October 26, 2023.	–	73,900
Note payable received May 10, 2023, accruing interest at 15% per 4-months term, with a first priority security interest in all of Acenzia’s production equipment, with principal and interest due 4-month from loan issuance. The note was repaid on October 23, 2023.	–	110,850
Total government loans and notes payable	157,060	342,443
Less current portion	(93,488)	(277,405)
Long-term portion	$63,572	$65,038

(A)	The Government of Canada launched CEBA loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained CAD$80,000 loan (US$58,664 at May 31, 2024), which is unsecured, non-interest bearing and due on or before January 18, 2024. If the loan amount is paid on or before January 18, 2024, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before January 18, 2024, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan until December 31, 2026 and will accrue interest on the outstanding amount of the CEBA loan at a fixed rate of 5% per year. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment (US$29,332 at May 31, 2024) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Twelve Months Ending May 31,
2025	$93,488
2026	6,590
2027	6,590
2028	6,590
2029	6,590
Thereafter	37,212
Total	$157,060

Note 11 – Convertible Notes Payable

Novo Integrated December 2021 Notes, SPA, and Warrants

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

During the year ended August 31, 2023, the Company amortized $4,241,429 of the debt discount and as of May 31, 2024 and August 31, 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the Company made cash payments in the aggregate amount of $3,001,442 for the monthly Amortization Payment, $2,833,888 in principal and $167,554 in interest, pursuant to the terms and conditions of the $16.66m+ convertible notes. As of May 31, 2024, and August 31, 2023, the aggregate principal amount owed to the $16.66m+ convertible note holders was $nil.

Terragenx November 2021 Notes, SPA, and Warrants

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

Effective February 16, 2023, aside from the Liquidated Damages Charge, the Jefferson Note was paid in full. On August 21, 2023, Jefferson converted the additional Liquidated Damages Charge and the interest thereon. On August 21, 2023, as a result of the conversion, the Company issued 236,511 shares of common stock to Jefferson. As of May 31, 2024 and August 31, 2023, the aggregate principal amount owed under two Terragenx $1.875 million convertible notes was $nil.

Novo Integrated – Mast Hill Fund, L.P. February 2023 Note, SPA, and Warrant

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

During the year ended August 31, 2023, the principal amount of $573,000, interest of $6,028 and other fees of $1,750 were converted into 522,777 shares of common stock of the Company. As of May 31, 2024 and August 31, 2023, the aggregate principal amount owed under the Mast Hill Note was $nil.

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

Novo Integrated – FirstFire Global Opportunities Fund, LLC March 2023 Note, SPA, and Warrant

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

The combined total discount is $342,938 and will be amortized over the life of the convertible note. During the nine months ended May 31, 2024, the Company amortized $190,209 of the debt discount and as May 31, 2024, the unamortized debt discount was $nil.

During the nine months ended May 31, 2024, the principal amount of $573,000 and interest of $4,521 were converted into 519,845 shares of common stock of the Company. As of May 31, 2024, the aggregate principal amount owed under the 2023 FirstFire Note was $nil.

On October 12, 2023, FirstFire fully exercised all warrants granted under the terms and conditions of the $573,000 2023 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the 2023 FirstFire Warrant, the Company issued 53,532 restricted shares of the Company’s common stock.

Novo Integrated – Mast Hill June 2023 $445,000 Note, SPA, and Warrant

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

The principal amount of the MH $445,000 Note was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $292,351, $74,793, and $77,856, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $44,500 and the Company also incurred $39,904 in loan fees in connection with the convertible note.

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

The combined total discount is $335,031 and was going to be amortized over the life of the convertible note. During the nine months ended May 31, 2024, the Company amortized $105,523 of the debt discount.

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

On December 21, 2023, the principal amount of $445,000 and interest of $9,071 on the MH $445,000 Note were converted into 457,128 shares of the Company’s common stock. Accordingly, the MH $445,000 Mast Hill Note was paid in full. As a result, the remaining unamortized debt discount was amortized on conversion date and as at May 31, 2024, the unamortized debt discount was $nil.

Novo Integrated - Mast Hill September 2023 Note and SPA

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

the fair value of the derivative liability was $nil and for the nine months ended May 31, 2024, the Company recorded a gain of $4,046,797 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability before the conversions (explained below) was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.48 and 0.44 years;
●	Volatility of 189% and 186%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.01% and 5.00%

The September 2023 Mast Hill Note contained a discount on note of $3,500,000. The total discount will be amortized over the life of the September 2023 Mast Hill Note.

During the nine months ended May 31, 2024, the Company amortized the full balance of $3,500,000 of the debt discount and as May 31, 2024, the unamortized debt discount was $nil.

Pursuant to the terms of the September 2023 Mast Hill Note, on December 12, 2023, the Company made an interest-only payment of $104,712 to Mast Hill. Between March 14, 2024 and April 4, 2024, the Company issued 826,203 shares of common stock to Mast Hill upon conversion of outstanding debt which consisted of a principal amount of $271,226 and an interest amount of $104,712, for a total amount of $375,938.

On April 9, 2024, the Company paid the full balance owed on the September 2023 Mast Hill Note in the principal amount of $3,228,774 and the interest amount of $30,571.28. As of May 31, 2024, the balance owed on the September 2023 Mast Hill Note is $nil.

Novo Integrated - FirstFire September 2023 Note and SPA

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

As at May 31, 2024, the fair value of the derivative liability was $nil and for the nine months ended May 31, 2024, the Company recorded a gain of $200,135 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability before conversion (explained below) was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.46 years;
●	Volatility of 186%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.00%

The September 2023 FirstFire Note contained a discount on note of $235,414. The total discount will be amortized over the life of the September 2023 FirstFire Note.

During the nine months ended May 31, 2024, the Company amortized $235,414 of the debt discount and as May 31, 2024, the unamortized debt discount was $nil.

Pursuant to the terms of the September 2023 FirstFire Note, on December 18, 2023, the Company made an interest-only payment of $8,333 to FirstFire. On April 4, 2024, the Company issued 480,000 shares of common stock to FirstFire upon conversion of outstanding debt which consisted of a principal amount of $195,016 and an interest amount of $8,333, for a total amount of $203,349.

On April 9, 2024, the Company paid the full balance owed on the September 2023 FirstFire Note in the principal amount of $82,761 and the interest amount of $1,552. As of May 31, 2024, the balance owed on the September 2023 FirstFire Note is $nil.

Novo Integrated - Streeterville Capital, LLC April 2024 Note and SPA

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

Streeterville may convert the Streeterville Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five-trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Streeterville Note as well as beneficial ownership limitations.

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

The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. On April 5, 2024, the Company recorded a derivative liability of $5,010,966. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 1 year;
●	Volatility of 186%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.05%

The derivative was recorded as a discount on the convertible notes, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the convertible note.

As at May 31, 2024, the fair value of the derivative liability was $14,048,576 and for the nine months ended May 31, 2024, the Company recorded a loss of $9,037,610 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.85 years;
●	Volatility of 206%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 5.18%

The Streeterville Note contained a discount on note of $235,414. The total discount will be amortized over the life of the Streeterville Note.

During the nine months ended May 31, 2024, the Company amortized $900,585 of the debt discount and as May 31, 2024, the unamortized debt discount was $4,985,381.

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

During the nine months ended May 31, 2024, the Company could not make repayments to the debenture holders in accordance with the revised agreed repayment schedule, and is therefore in breach of the loan agreement as at period end. Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At of the date of this filing, the Company is in discussions to formalize the arrangements to make the payment to the holders.

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

At May 31, 2024 and August 31, 2023, the amount of debentures outstanding was $909,753 and $916,824, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of May 31, 2024 and August 31, 2023:

		May 31,	August 31,
		2024	2023
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$1,793,907	$1,983,898
Total lease assets		$1,793,907	$1,983,898

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$409,516	$415,392
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,534,078	1,693,577
Total lease liability		$1,943,594	$2,108,969

Future minimum operating lease payments are as follows:

Twelve Months Ending May 31,
2025	$561,953
2026	540,470
2027	533,653
2028	335,219
2029	212,370
Thereafter	196,310
Total payments	2,379,975
Amount representing interest	(436,381)
Lease obligation, net	1,943,594
Less lease obligation, current portion	409,516
Lease obligation, long-term portion	$1,534,078

During the nine months ended May 31, 2024, the Company entered into two new leases.

The lease expense for the nine months ended May 31, 2024 and May 31, 2023 was $466,276 and $624,246, respectively. The cash paid under operating leases for the nine months ended May 31, 2024 and May 31, 2023 was $440,585 and $604,387, respectively. At May 31, 2024, the weighted average remaining lease terms were 3.85 years and the weighted average discount rate was 8.69%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying condensed consolidated balance sheets at May 31, 2024 and August 31, 2023 was as follows:

	May 31,	August 31,
	2024	2023
Cost	$209,457	$209,457
Accumulated amortization	(209,457)	(209,457)
Net book value	$–	$–

Future minimum finance lease payments were as follows:

Twelve Months Ending May 31,
2025	$4,401
Total payments	4,401
Amount representing interest	(65)
Lease obligation, net	4,336
Less lease obligation, current portion	(4,336)
Lease obligation, long-term portion	$–

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

Convertible Preferred Stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. At May 31, 2024 and August 31, 2023, there were nil convertible preferred shares issued and outstanding.

Common Stock

The Company has authorized 499,000,000 shares of $0.001 par value common stock. At May 31, 2024 and August 31, 2023, there were 19,054,523 and 15,759,325 common shares issued and outstanding, respectively.

During the nine-month period ended May 31, 2024, the Company issued common stock as follows:

●	80,200 shares of common stock were issued to various warrant holders upon exercise of their 3-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $80,200. The shares were issued on various dates during the 3-month period.

●	160,200 shares of common stock were issued to various warrant holders upon exercise of their 5-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,200. The shares were issued on various dates during the 3-month period.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 5, 2023.

●	53,567 shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were issued on February 23, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued, by the Company to Mast Hill, on February 23, 2023. The shares were issued on September 18, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 18, 2023.

●	519,845 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between FirstFire and the Company. The debt amount converted consisted of the principal amount of $573,000 and interest of $4,521, for a total amount of $577,521. The shares were issued on September 21, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 3, 2023.

●	73,767 restricted shares of common stock were issued in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 17, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 9, 2023.

●	53,532 shares of common stock were issued to FirstFire upon the cashless exercise of all warrants. The warrants were issued on March 21, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued by the Company to FirstFire, on March 21, 2023. The shares were issued on October 12, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 18, 2023.

●	138,703 shares of common stock were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were granted on June 20, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $445,000 promissory note issued, by the Company to Mast Hill, on June 20, 2023. The shares were issued on October 23, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 8, 2023.

●	30,675 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	18,405 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	27,973 shares of common stock were issued in lieu of fractional shares resulting from the Company’s 1-for-10 reverse stock split of its common stock, effective November 7, 2023. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share.

●	457,128 shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between Mast Hill and the Company. The debt amount converted consisted of the principal amount of $445,000 and interest of $9,071, for a total amount of $454,071. The shares were issued on December 21, 2023.

●	826,203 shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 12, 2023, between Mast Hill and the Company. The debt amount converted consisted of the principal amount of $271,226 and interest of $104,712, for a total amount of $375,938. The shares were issued between March 14, 2024 and April 4, 2024.

●

480,000 shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 18, 2023, between FirstFire and the Company. The debt amount converted consisted of the principal amount of $195,016 and interest of $8,333, for a total amount of $203,350. The shares were issued April 4, 2024.

Common Stock to be Issued

As of May 31, 2024, in connection with the acquisition of 1285 Canada and Poling Taddeo Hovius Physiotherapy Professional Corp, the Company has allotted and is obligated to issue 1,700 shares of the Company’s common stock. As of May 31, 2024, the fair value of the shares to be issued was $25,500.

Stock Options

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During the nine months ended May 31, 2024, the Company did not grant any awards under the 2015 Plan. The Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. During the nine months ended May 31, 2024, the 2018 Plan had 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan may be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2024, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan, effective January 1, 2022, January 1, 2023, and January 1, 2024. As of May 31, 2024, the 2021 Plan had 75,463 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023 and September 29, 2023, the Company’s Board of Directors and stockholders, respectively, approved the Novo Integrated Sciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of May 31, 2024, the 2023 Plan had 2,300,000 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	371,423	11.44	3.98	$16,000
Granted	200,000	0.78
Expired	(23,000)	16.74
Exercised	–
Outstanding, May 31, 2024	548,423	7.33	3.57	$—
Exercisable, May 31, 2024	548,423	$7.33	3.57	$—

The exercise price for stock options outstanding at May 31, 2024:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
22,715	$13.30	22,715	$13.30
31,700	16.00	31,700	16.00
4,800	18.70	4,800	18.70
77,500	30.00	77,500	30.00
7,260	38.00	7,260	38.00
500	50.00	500	50.00
3,948	19.00	3,948	19.00
200,000	1.32	200,000	1.32
200,000	0.78	200,000	0.78
548,423		548,423

200,000 options were granted during the nine months ended May 31, 2024 while 200,000 options were granted during the nine months ended May 31, 2023.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $147,656 and $385,335 during the nine months ended May 31, 2024 and May 31, 2023, respectively. At May 31, 2024, the unamortized stock option expense was $nil.

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2023	806,254	$12.05	3.71	$106,960
Granted	–
Forfeited	–
Exercised	(518,061)
Outstanding, May 31, 2024	288,193	$30.46	2.96	$–
Exercisable, May 31, 2024	288,193	$30.46	2.96	$–

The exercise price for warrants outstanding at May 31, 2024:

Outstanding and Exercisable
Number of Warrants	Exercise Price
261,193	$33.50
27,000	1.00
288,193

Note 15 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time-to-time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of May 31, 2024, results of operations, cash flows or liquidity of the Company.

During the period ended May 31, 2024, the Company incurred $652,174 included in other expense which was primarily a result of a repayment for an overpayment received from a former customer. The Company’s management does not expect any additional repayments or remaining obligations to this former customer.

Note 16 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the three and nine months ended May 31, 2024 and May 31, 2023:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

Sales
Healthcare services	$2,183,334	$2,019,869	$6,331,439	$6,075,237
Product manufacturing and development	968,517	1,273,064	3,803,971	2,576,196
Corporate	—	—	78,251	617,289
Sales	$3,151,851	$3,292,933	$10,213,661	$9,268,722

Gross profit
Healthcare services	$690,625	$684,575	$2,150,433	$2,238,875
Product manufacturing and development	206,268	629,519	1,936,314	1,168,366
Corporate	—	—	78,250	617,289
Gross profit	$896,893	$1,314,094	$4,164,997	$4,024,530

(Loss) income from operations
Healthcare services	$(109,334)	$(145,364)	$(186,962)	$(516,064)
Product manufacturing and development	(867,873)	(430,322)	(1,301,241)	(1,574,441)
Corporate	(1,542,996)	(854,732)	(5,889,405)	(3,368,683)
(Loss) income from operations	$(2,520,203)	$(1,430,418)	$(7,377,608)	$(5,459,188)

Depreciation and amortization
Healthcare services	$30,087	$31,776	$90,608	$95,338
Product manufacturing and development	247,175	268,374	768,383	784,724
Corporate	279,442	279,441	838,326	838,326
Depreciation and amortization	$556,704	$579,591	$1,697,317	$1,718,388

Capital expenditures		—
Healthcare services	$ —	$ —	$ —	$ —
Product manufacturing and development	2,005	18,870	2,005	18,870
Corporate	—	—	—	—
Capital expenditures	$2,005	$18,870	$2,005	$18,870

Interest expenses
Healthcare services	$20,674	$2,605	$62,217	$70,109
Product manufacturing and development	6,298	6,965	7,073	11,596
Corporate	151,473	—	391,213	158,815
Interest expenses	$178,445	$9,570	$460,503	$240,520

Net loss
Healthcare services	$(776,721)	$(145,731)	$(891,195)	$(579,411)
Product manufacturing and development	(1,609,603)	(387,468)	(2,431,455)	(1,563,088)
Corporate	(11,349,976)	(952,096)	(17,819,933)	(7,924,694)
Net loss	$(13,736,300)	$(1,485,295)	$(21,142,583)	$(10,067,193)

	As of	As of
	31-May	August 31,
	2024	2023

Total assets
Healthcare services	$4,969,491	$5,158,851
Product Sales	17,757,832	17,993,652
Corporate	12,599,677	12,410,544
	$35,327,000	$35,563,047

Accounts receivable
Healthcare services	$681,310	$697,440
Product Sales	1,475,272	765,388
Corporate	94,946	4,200
	$2,251,528	$1,467,028

Intangible assets
Healthcare services	$93,685	$120,163
Product Sales	3,154,618	3,818,313
Corporate	11,441,735	12,280,063
	$14,690,038	$16,218,539

Goodwill
Healthcare services	$516,804	$520,821
Product Sales	7,007,194	7,061,662
Corporate	—	—
	$7,523,998	$7,582,483

Note 17 – Subsequent Events

RC Consulting Consortium Group LLC Amendment

On April 26, 2023, the Company entered into a securities purchase agreement with RC Consulting Consortium Group LLC (“RC”) in favor of SCP Tourbillion Monaco or registered assigns (the “Holder”), pursuant to which the Company issued an unsecured 15-year promissory note to the Holder (the “RC Note”) with a maturity date of April 26, 2038, in the principal sum of $70,000,000, which amount represents the $57,000,000 purchase price plus a yield (non-compounding) of 1.52% (zero coupon) per annum from the issue date.

On June 3, 2024, the Company and RC Consulting Consortium Group LLC entered into an amendment (the “June 2024 Amendment”) to the RC Note. Pursuant to the terms of the June 2024 Amendment, at any time after 12 months and no later than 60 months from the commencement of the term and prior to an event of default, if the Company’s listed common stock closes over $15 per share for a period of five consecutive trading days, the Company may (upon its sole discretion), prepay up to 50% of the outstanding RC Note in restricted shares of the Company’s common stock, as prescribed under Rule 144, at a value equal to 15% greater than the average closing price of the Company’s common stock over the five consecutive days above $15 per share. In the event the Company elects to prepay any outstanding amount in restricted stock, upon the removal of the restriction, RC Consulting Consortium Group LLC (or its designates) will be limited to selling no more than one-sixth the amount of shares available from the lifting of the Rule 144 restriction over a single 30-day period.

Except as set forth in the June 2024 Amendment, all other provisions and conditions of the Note remain in full force and effect, including the Company’s right, on 15 days’ prior written notice, to prepay the Note at any time prior to an event of default.

Robert Mattacchione Executive Agreement Amendment

As previously disclosed, on June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione agreed to provide services to the Company (“GPE”). Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione agreed to serve as the Company’s Chief Executive Officer in exchange for the compensation set forth therein, and consistent with the terms thereof. Mr. Mattacchione also serves as the Company’s Chairman of the Board.

On June 18, 2024, the Company and GPE entered into an amendment to the June 2021 Mattacchione Agreement (the “Mattacchione Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 Mattacchione Agreement by one year, such that the term of the June 2021 Mattacchione Agreement will continue until June 18, 2025. Except as set forth in the Mattacchione Amendment, the June 2021 Mattacchione Agreement remains in full force and effect.

Christopher David Executive Agreement Amendment

As previously disclosed, on June 18, 2021, the Company entered into an executive agreement (the “June 2021 David Agreement”) with Christopher David. Mr. David serves as the Company’s Chief Operating Officer.

On June 18, 2024, the Company and Mr. David entered into an amendment to the June 2021 David Agreement (the “David Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 David Agreement by one year, such that the term of the June 2021 David Agreement will continue until June 18, 2025. Additionally, the parties agreed to update Mr. David’s title to Chief Operating Officer of the Company, as opposed to President and Chief Operating Officer. Except as set forth in the David Amendment, the June 2021 David Agreement remains in full force and effect.

Streeterville Capital LLC SPA Amendment No. 1

On April 5, 2024, the Company entered into a securities purchase agreement (the “Streeterville SPA”) with Streeterville pursuant to which the Company issued a secured convertible promissory note (the “Streeterville Note”) with a maturity date of April 8, 2025, in the principal sum of $6,210,000. Pursuant to the terms of the Streeterville SPA, among other things, the Company agreed to file a registration statement on Form S-1 within 75 days of the closing date registering at least 3,500,000 shares of common stock for Streeterville for conversions under the Streeterville Note (“Registration Statement”).

On June 23, 2024, the Company and Streeterville entered into the First Amendment to the Transaction Documents (the “First Amendment”), pursuant to which (i) the Streeterville SPA was amended to provide that the Registration Statement may be filed on Form S-1 or S-3 and the Registration Statement will be filed on or before July 3, 2024, and (ii) Streeterville waived any breach or default that occurred under the Streeterville Note as of the June 23, 2024, if any, as a result of any breach by the Company relating to its failure to timely file the Registration Statement.

Resale Registration Statement on Form S-1

On July 8, 2024, the Company filed a registration statement on Form S-1 relating to the resale of up to 3,500,000 shares of the Company’s common stock by Streeterville issuable by the Company upon conversion of the Streeterville Note. The prices at which Streeterville may sell the common stock will be determined by the prevailing market price for the shares or in negotiated transactions. The Company will not receive any of the proceeds from the sale of common stock owned by Streeterville, and the Company will not receive any proceeds from the conversion of the Streeterville Note.

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

We have two reportable segments: healthcare services and product sales. During the quarter ended May 31, 2024, revenues from healthcare services and product sales were 53% and 45%, respectively, of the Company’s total revenues for the quarter.

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

Pursuant to the terms of the September 2023 Mast Hill Note, on December 12, 2023, the Company made an interest-only payment of $104,712 to Mast Hill. Between March 14, 2024 and April 4, 2024, the Company issued 826,203 shares of common stock to Mast Hill upon conversion of outstanding debt which consisted of a principal amount of $271,226 and an interest amount of $104,712, for a total amount of $375,938.

On April 9, 2024, the Company paid the full balance owed on the September 2023 Mast Hill Note in the principal amount of $3,228,774 and the interest amount of $30,571. As of May 31, 2024, the September 2023 Mast Hill Note is paid in full.

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

Pursuant to the terms of the September 2023 FirstFire Note, on December 18, 2023, the Company made an interest-only payment of $8,333 to FirstFire. On April 4, 2024, the Company issued 480,000 shares of common stock to FirstFire upon conversion of outstanding debt which consisted of a principal amount of $195,016 and an interest amount of $8,333, for a total amount of $203,349.

On April 9, 2024, the Company paid the full balance owed on the September 2023 FirstFire Note in the principal amount of $82,761 and the interest amount of $1,552. As of May 31, 2024, the September 2023 FirstFire Note is paid in full.

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

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 with the Successor Receiver. In addition, to extend and maintain exclusivity related to the Ophir Agreement, (i) during the three month period ended February 2024, the Company paid additional deposits, totaling $75,000, to the Successor Receiver; (ii) during the three-month period ended May 2024, the Company paid additional deposits, totaling $100,000, to the Successor Receiver; and (iii) subsequent to the period ended May 31, 2024, the Company paid an additional deposit, totaling $30,000, to the Successor Receiver for an aggregate deposit amount of $230,000 as of the filing date of this Form 10-Q.

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

Securities Purchase Agreement Waivers and Amendment

On April 26, 2023, the Company entered into a securities purchase agreement (the “SPA”) with RC Consulting Group LLC in favor of SCP Tourbillion Monaco or registered assigns (the “Holder”), pursuant to which the Company issued an unsecured 15-year promissory note to the Holder (the “Note”) with a maturity date of April 26, 2038, in the principal sum of $70,000,000, which amount represents the $57,000,000 purchase price plus a yield (non-compounding) of 1.52% (zero coupon) per annum from the Issue Date.

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

On February 16, 2024, the Company and the Holder entered into a Limited Waiver (the “Waiver”) exempting any determination of non-compliance associated with the Minimum Bid Price Requirement; and is solely related to any notice of deficiency in accordance with the Minimum Bid Price Requirement but does not extend to any delisting associated with the Minimum Bid Price Requirement under the SPA and the Note. Nothing in the Waiver is be deemed to: (1) constitute a waiver, modification or amendment of any other term, provision or condition of the SPA or any other instrument or agreement referred to therein; (2) prejudice any right or remedy that the Holder may now have or may have in the future under or in connection with the SPA or any other instrument or agreement referred to therein, except as otherwise set forth therein.

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

On June 3, 2024, the Company and RC Consulting Consortium Group LLC entered into an amendment (the “June 2024 Amendment”) to the Note. Pursuant to the terms of the June 2024 Amendment, at any time after 12 months and no later than 60 months from the commencement of the term and prior to an event of default, if the Company’s listed common stock closes over $15 per share for a period of five consecutive trading days, the Company may (upon its sole discretion), prepay up to 50% of the outstanding RC Note in restricted shares of the Company’s common stock, as prescribed under Rule 144, at a value equal to 15% greater than the average closing price of the Company’s common stock over the five consecutive days above $15 per share. In the event the Company elects to prepay any outstanding amount in restricted stock, upon the removal of the restriction, RC Consulting Consortium Group LLC (or its designates) will be limited to selling no more than one-sixth the amount of shares available from the lifting of the Rule 144 restriction over a single 30-day period.

Except as set forth in the June 2024 Amendment, all other provisions and conditions of the Note remain in full force and effect, including the Company’s right, on 15 days’ prior written notice, to prepay the Note at any time prior to an event of default.

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

Streeterville may convert the Streeterville Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five-trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Streeterville Note as well as beneficial ownership limitations.

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

Pursuant to the terms of the Streeterville SPA, among other things, the Company agreed to file a registration statement on Form S-1 within 75 days of the closing date registering at least 3,500,000 shares of common stock for Streeterville for conversions under the Note (“Registration Statement”).

On June 23, 2024, the Company and Streeterville entered into the First Amendment to the Transaction Documents (the “First Amendment”), pursuant to which (i) the Streeterville SPA was amended to provide that the Registration Statement may be filed on Form S-1 or S-3 and the Registration Statement will be filed on or before July 3, 2024, and (ii) Streeterville waived any breach or default that occurred under the Note as of the June 23, 2024, if any, as a result of any breach by the Company relating to its failure to timely file the Registration Statement.

Robert Mattacchione Executive Agreement Amendment

As previously disclosed, on June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione agreed to provide services to the Company (“GPE”). Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione agreed to serve as the Company’s Chief Executive Officer in exchange for the compensation set forth therein, and consistent with the terms thereof. Mr. Mattacchione also serves as the Company’s Chairman of the Board.

On June 18, 2024, the Company and GPE entered into an amendment to the June 2021 Mattacchione Agreement (the “Mattacchione Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 Mattacchione Agreement by one year, such that the term of the June 2021 Mattacchione Agreement will continue until June 18, 2025. Except as set forth in the Mattacchione Amendment, the June 2021 Mattacchione Agreement remains in full force and effect.

Christopher David Executive Agreement Amendment

Also as previously disclosed, on June 18, 2021, the Company entered into an executive agreement (the “June 2021 David Agreement”) with Christopher David. Mr. David serves as the Company’s Chief Operating Officer.

On June 18, 2024, the Company and Mr. David entered into an amendment to the June 2021 David Agreement (the “David Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 David Agreement by one year, such that the term of the June 2021 David Agreement will continue until June 18, 2025. Additionally, the parties agreed to update Mr. David’s title to Chief Operating Officer of the Company, as opposed to President and Chief Operating Officer. Except as set forth in the David Amendment, the June 2021 David Agreement remains in full force and effect.

Resale Registration Statement on Form S-1

On July 8, 2024, the Company filed a registration statement on Form S-1 relating to the resale of up to 3,500,000 shares of the Company’s common stock by Streeterville issuable by the Company upon conversion of the Streeterville Note. The prices at which Streeterville may sell the common stock will be determined by the prevailing market price for the shares or in negotiated transactions. The Company will not receive any of the proceeds from the sale of common stock owned by Streeterville, and the Company will not receive any proceeds from the conversion of the Streeterville Note.

For the three months ended May 31, 2024 compared to the three months ended May 31, 2023

Revenues for the three months ended May 31, 2024 were $3,151,851, representing a decrease of $141,082, or 4%, from $3,292,933 for the three months ended May 31, 2023. The decrease in revenue is principally due to a decrease in product sales. Acenzia’s and Terragenx’s revenue for the three months ended May 31, 2024 were $884,396 and $103,399, respectively. Despite a decrease in total revenue, revenue from our healthcare services increased by 8.1% when comparing the revenue for the three months ended May 31, 2024 to the three months ended May 31, 2023.

Cost of revenues for the three months ended May 31, 2024 was $2,254,958, representing an increase of $276,119, or 14%, from $1,978,839, for the three months ended May 31, 2023. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 68% and 79%, respectively, for the three months ended May 31, 2024. The cost of revenue for our healthcare and product sales segment was 66% and 51%, respectively, for the three months ended May 31, 2023. The overall change in cost of revenues as a percentage of revenue for our product sales segment was principally due to the change in product costs.

Operating costs for the three months ended May 31, 2024, were $3,417,096, representing an increase of $672,584, or 25%, from $2,744,512 for the three months ended May 31, 2023. The increase in operating costs was due to the inflationary impact on operating cost.

Interest expense for the three months ended May 31, 2024, was $178,445, representing an increase of $168,875, or 1,765%, from $9,570 for the three months ended May 31, 2023. Due to the significantly higher average principal balance of the Company’s convertible notes throughout the three months ended May 31, 2024, compared to the prior period led to a significantly increased interest expense.

Amortization of debt discount for the three months ended May 31, 2024, was $2,904,830, representing an increase of $2,748,793, or 1,762%, from $156,037 for the three months ended May 31, 2023. The increase was due to convertible notes which were settled and the issuance of a new convertible debt with a higher original principal balance during the period.

Net loss attributed to Novo Integrated Sciences, Inc. for the three months ended May 31, 2024, was $13,741,903, representing an increase of $12,244,573, or 818%, from $1,497,330 for the three months ended May 31, 2023. The increase in net loss of $12,244,573 is mainly attributed to the recognition of a $6,724,690 loss in the fair value of the derivative liability, loss from operations of $1,089,785, amortization of the debt discount of $ 2,748,793 and foreign currency exchange loss of $1,455,248 arising as a result of intercompany balance reconciliation.

For the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023

Revenues for the nine months ended May 31, 2024, were $10,213,661, representing an increase of $944,939, or 10%, from $9,268,722 for the nine months ended May 31, 2023. Despite the decrease in revenue during the three months ended May 31, 2024, the increase in the nine-month period was principally due to higher product sales in the six months ended February 29, 2024. Acenzia’s and Terragenx’s revenue for the nine months ended May 31, 2024, were $2,568,247 and $120,370, respectively. Revenue from our healthcare services increased by 4.2% when comparing the revenue for the nine months ended May 31, 2024, to the nine months ended May 31, 2023.

The cost of revenues for the nine months ended May 31, 2024, was $6,048,664, representing an increase of $804,472, or 15%, from $5,244,192 for the nine months ended May 31, 2023. Cost of revenues as a percentage of revenue for our healthcare and product sales segments was 66% and 49%, respectively, for the nine months ended May 31, 2024. The cost of revenue for our healthcare and product sales segment was 63% and 55%, respectively, for the nine months ended May 31, 2023. The overall change in cost of revenues as a percentage of revenue for our product sales segment was principally due to the change in product costs.

Operating costs for the nine months ended May 31, 2024, were $11,542,605, representing an increase of $2,058,887, or 22%, from $9,483,718 for the nine months ended May 31, 2023. The increase in operating costs was principally due to the higher fair value of stock options issued, common stock issuance for services, and cashless warrant exercise.

Interest expense for the nine months ended May 31, 2024, was $460,503, representing an increase of $219,983, or 91%, from $240,520 for the nine months ended May 31, 2023. The increase was due to cash payment and conversion of the Company’s convertible notes to common stock and the issuance of a new convertible note with a higher principal balance as of May 31, 2024.

Amortization of debt discount for the nine months ended May 31, 2024, was $5,095,331, representing an increase of $708,432, or 16%, from $4,386,899 for the nine months ended May 31, 2023. The increase was due to convertible notes which were settled and the issuance of a new convertible debt with a higher original principal balance during the period.

Net loss attributed to Novo Integrated Sciences, Inc. for the nine months ended May 31, 2024 was $21,168,374, representing an increase of $11,114,276, or 111%, from $10,054,098 for the nine months ended May 31, 2023. The increase in net loss of $11,114,276 for the nine months ended May 31, 2024 is mainly attributed to the recognition of a $5,765,822 loss in the fair value of the derivative liability, loss from operations of $1,918,420, amortization of the debt discount of $ 708,432 and foreign currency exchange loss of $1,498,513 arising as a result of intercompany balance reconciliation.

Liquidity and Capital Resources

As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended May 31, 2024, the Company had a net loss of $21,142,583.

Operating Activities

During the nine months ended May 31, 2024, the Company used cash in operating activities of $6,009,784 compared to $2,014,543 of cash used in operating activities for the nine months ended May 31, 2023. The principal reason for the increase in cash used in operating activities was due to the increased utilization of cash in operating asset and liability accounts.

Investing Activities

During the nine months ended May 31, 2024 and 2023, the Company used $2,005 and $18,870, respectively, to purchase property and equipment.

Financing Activities

During the nine months ended May 31, 2024, the Company had cash provided by financing activities of $5,119,060 compared to cash used by financing activities of $296,334 for the nine months ended May 31, 2023. The principal reason for the increase in cash provided by financing activities was the $8,649,153 proceeds received from the issuance of convertible notes and the $240,400 proceeds received from the exercise of warrants, offset by $3,311,536 repayment of convertible notes, $267,756 repayment to related parties, $184,125 repayment of notes payable, and $7,350 repayment for finance leases.

During the nine months ended May 31, 2023, the Company received $1,795,000 from the sale of common stock, net of offering costs, proceeds of $925,306 from issuance of convertible notes offset by $3,033,888 repayment of convertible notes, and $6,435 repayment for finance leases and repayment of $56,649 to related parties.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 1285 Canada, and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. Based on its review at May 31, 2024, the Company believes there was no impairment of its goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2024. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the period ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended May 31, 2024, there were no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5% of the total assets of the registrant and its consolidated subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Assignment of Security Purchase Agreement and Promissory Note, dated March 18, 2024, by and among the registrant, RC Consulting Group LLC and RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2024).

10.2	Limited Waiver, dated March 19, 2024, by RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2024).

10.3	Promissory Note, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.4	Securities Purchase Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.5	Security Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.6	Guaranty, dated as of April 5, 2024, by and between Acenzia Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.7	Guaranty, dated as of April 5, 2024, by and between Novo Healthnet Limited and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: July 19, 2024	By:	/s/ Robert Mattacchione
Robert Mattacchione
Chief Executive Officer (principal executive officer)

Dated: July 19, 2024	By:	/s/ Vivek Sethi
Vivek Sethi
Principal Financial Officer (principal financial officer and principal accounting officer)

