Form 10-K
period 2024-08-31
Novo Integrated Sciences, Inc.
filed 2024-12-18
CIK 1138978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 29, 2024, was $10,240,619.

There were 19,730,247 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 17, 2024.

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

First Pillar – Service Networks for Hands-on Patient Care

Our clinicians and practitioners provide certain multidisciplinary primary healthcare services, and related products, beyond the medical doctor first level contact identified as primary care. Our clinicians and practitioners are not licensed medical doctors, physicians, specialists, nurses or nurse practitioners. Our clinicians and practitioners are not authorized to practice primary care medicine and they are not medically licensed to prescribe pharmaceutical based product solutions.

Our team of multidisciplinary primary healthcare clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through our 14 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

Our specialized multidisciplinary primary healthcare services include physiotherapy, chiropractic care, manual/manipulative therapy, occupational therapy, eldercare, massage therapy (including pre- and post-partum), acupuncture and functional dry needling, chiropody, stroke and traumatic brain injury/neurological rehabilitation, kinesiology, vestibular therapy, concussion management and baseline testing, trauma sensitive yoga and meditation for concussion-acquired brain injury and occupational stress-PTSD, women’s pelvic health programs, sports medicine therapy, assistive devices, dietitian, holistic nutrition, fall prevention education, sports team conditioning programs including event and game coverage, and private personal training.

Additionally, we continue to expand our patient care philosophy of maintaining an on-going continuous connection with our current and future patient community, beyond the traditional confines of brick-and-mortar facilities, by extending oversight of patient diagnosis, care and monitoring, directly through various Medical Technology Platforms either in-use or under development.

The occupational therapists, physiotherapists, chiropractors, massage therapists, chiropodists and kinesiologists contracted, by Novo Healthnet Limited, a wholly owned subsidiary of Novo Integrated (“NHL”), to provide occupational therapy, physical therapy and fall prevention assessment services are registered with the College of Occupational Therapists of Ontario, the College of Physiotherapists of Ontario, College of Chiropractors of Ontario, College of Massage Therapists of Ontario, College of Chiropodists of Ontario, and the College of Kinesiologists of Ontario regulatory authorities.

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

Affiliate Clinics

In order to strengthen our position within the Canadian Preferred Provider Network (“PPN”), we’ve built a contracted affiliate relationship with clinics across Canada with a majority of our affiliate clinics located in Ontario province and other affiliate clinics located in Alberta, Nova Scotia and Newfoundland. The PPN receives referrals from insurance companies, licensed in Canada, for patients in need of specific multidisciplinary primary healthcare solutions.

The services provided by our affiliate clinics are consistent with the multidisciplinary primary healthcare services provided by our own corporate clinics. While each affiliate clinic may provide additional unique healthcare solutions, all affiliate clinics must meet specific criteria established under the PPN creating a single standard of excellence across all clinics within our network.

LA Fitness U.S. and Canada Micro Clinics

In September 2019, through its U.S. subsidiary Novomerica Health Group, Inc. (“Novomerica”) and its Canadian subsidiary, NHL, the Company entered into exclusive Master Facility License Agreements (“License Agreement”) to establish and operate reduced footprint clinics, or “micro-clinics”, to provide outpatient physical and/or occupational therapy services and related products within LA Fitness facilities in both the U.S. and Canada. In March 2020, as a result of guidelines issued by local, state, federal, and provincial authorities due to the COVID-19 pandemic, LA Fitness U.S. and Canada closed all facilities nationwide. As a result, all contractual terms and conditions of both our U.S. and Canada Master Facility License Agreements were placed on hold through fiscal year 2021 with all parties expressing the intent to amend both the U.S. and Canada License Agreements and related timelines to launch our LA Fitness micro-clinic facilities as “normal” activity resumes in the LA Fitness U.S. and Canada facilities.

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

As a result of NHL’s September 2013 asset acquisition of Peak Health LTC Inc, an Ontario corporation formed in 2006, NHL has more than 20 years of experience providing certain multidisciplinary related healthcare services and products to the eldercare community. In 2017, based on the philosophical overlap and synchronicity between PT and OT, NHL launched its occupational therapy sector of services for our eldercare clients. NHL’s eldercare focused OT and PT services and products are in direct competition with the top providers in this sector. We offer an extensive roster of both OT and PT clinicians certified by the Ministry of Health for assistive device assessment under the Assistive Device Program which, when the individual meets the criteria, allows our eldercare clients access to significant funding subsidies to purchase varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters).

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

NHL has created and delivers, through online virtual technology, a variety of eldercare oriented educational in-service programs which include topics such as nursing restorative education, back education and other eldercare-relevant topics such as osteoporosis, fall prevention, wheelchair positioning, and least restraints. NHL has designed its virtual online education in-service programs and modules to be presented in a variety of formats to facilitate the different capacity and styles of learning common to senior-aged individuals.

Our eldercare PT services are provided as follows:

1.	Long-Term Care Homes. NHL contracts with long-term care homes to provide individualized, onsite PT and group exercise classes for its residents. Registered physiotherapists are assisted by on-site support personnel to deliver individualized care, based on assessed needs, and with a goal of assisting each resident to attain and maintain their highest level of function possible with their activities of daily living. These services are primarily funded by the Ontario Ministry of Long-Term Care (“MLTC”). The NHL team assists in providing assistive device assessments allowing residents access to funding assistance for varying mobility aids (such as walkers, wheelchairs, seating, and power wheelchairs/scooters). In addition to providing PT services, our team assists the long-term care home’s interdisciplinary team in the homes’ annual care conferences with its residents. Through the provision of education regarding nursing restorative programming, our team assists the long-term care home’s team in back education, fall prevention and many other subjects related to PT or physical health and wellness. The NHL team works together with the interdisciplinary team to assist with mandatory coding of Canada’s Resident Assessment Instrument Minimum Data Set (“RAI-MDS”) which is the standardized assessment tool required for the home to access payment from the MLTC for each resident. Additionally, through NHL’s proprietary software, the homes have access to abundant reporting solutions to help provide objective and quantitative measures for their continuous quality improvement program. NHL’s proprietary software provides our eldercare client locations with the unique ability to login and access multiple data points related to a multitude of therapy services provided to its residents, allowing for detailed, rapid reporting and accountability.

2.	Retirement Homes. We contract with client retirement homes to provide individualized physiotherapy and group exercise classes to the retirement homes’ residents. Registered physiotherapists are assisted by the onsite support personnel to deliver individualized care based on assessed needs, again with a goal of assisting the residents participating in therapy to attain and maintain their level of function related to the activities of daily living. These services are partially funded by the individual and partly funded by the MLTC. Similar to the long-term care sector, our team assists with education of the nursing/interdisciplinary team, provides in depth service reports to the homes to measure desired service delivery and our proprietary software allows for the retirement home to have the same unique login capacity. In addition to the services above, some of the residents in the retirement homes, and as applicable the resident’s family members, can request and authorize receiving an increased level of physiotherapy related services available privately on a fee-for-service basis paid by the individual. In addition, access to Registered Occupational Therapists, Massage Therapists and Speech Language Pathologists is also offered on a fee-for-service basis.

3.	Community Based Home Care Physiotherapy. Throughout the province of Ontario, the MLTC operates 14 Ontario Health AtHome branches (“OHaH”) which are health authorities responsible for regional administration of public healthcare services. OHaH serves as contact points, information clearing houses, referral resources, and assessment / care coordinators for eligible residents who need healthcare assistance at home or a safer place to live through aging at home strategies that can be put in place by healthcare providers. Through service contracts, OHaH engages “cluster providers” to provide services to clients living in the community, clients living at-home or clients living in a retirement home. These service contracts are funded by the MLTC.

NHL is a “cluster provider” sub-contractor for home care physiotherapy in the Northeast OHaH which encompasses more than 565,000 people across 400,000 square kilometers and five sub-regions. Through this subcontract arrangement, we provide one-on-one physiotherapy assessment and treatment to clients who cannot easily access outpatient services due to mobility challenges. Primarily, these clients are elderly with multiple co-morbidities, although some clients are not elderly and are instead simply post-operative with mobility challenges.

4.	Community Based Group Exercise Classes & Fall Prevention Programs. NHL has contracted with 2 “cluster providers” to provide group exercise classes and fall prevention programs (consisting of an assessment accompanied by education and group exercise classes) in 3 separate OHaH branches (Central, Toronto Central and Central East) which encompass the Greater Toronto area with an estimated aggregate population of 4.4 million people. In 2013, the MLTC introduced several initiatives designed to assist seniors in maintaining an active and healthy lifestyle while still living at home. Under the 2013 initiative, exercise instructors under contract with NHL, deliver group exercise classes over a 48-week period each year.

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

5.	Community-based Outpatient Clinics. NHL provides outpatient physiotherapy, chiropractic, and laser technology services through a community-based clinic in the province of Ontario. The services provided at the clinic are funded by Motor Vehicle Accident treatment plans, extended health benefits insurance coverage, or private payment. A portion of the services provided at the clinic are funded by the MLTC in the form of Episodes of Care and these services are specifically targeted to be delivered to clients who meet the following criteria:

●	Aged 65 years of age and older or aged 18 years of age and younger, and
●	Are post-operative, or
●	Have just been discharged from a hospital, or
●	Are receiving services from the Ontario Disability Services Program or Ontario Works.

Our eldercare OT services are provided, through two separate sectors, as follows:

1.	Long-Term Care Sector. We contract with client homes to provide the following OT services:

●	Assessments and interventions to support maintenance and restoration of function related to seating, mobility, positioning for self-care, prevention of pressure ulcers, falls and use of restraints,
●	Speech language pathology services, including evaluation and treatment by registered speech language pathologists.
●	Swallowing and eating assessments and interventions,
●	Cognitive behavioral assessments and care planning,
●	Our occupational therapists have specialized training in mobility providing assistive device assessments when required. This service is funded primarily by the MLTC.

2.	Retirement Home & Community. We provide the following OT services through individual contracts with private payers:

●	Home safety assessments,
●	Functional assessments,
●	In-home activities of daily living assessments,
●	Assessment and completion of applications for assistive devices (mobility aids),
●	Custom seating and mobility consultations,
●	Case management services, and
●	Speech language pathology services, including evaluation and treatment by registered speech language pathologists.

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

Novo Connect

The Company believes the healthcare industry is in the early stages of a fundamental transformation of the patient-practitioner-health insurer relationship whereby the patient is demanding greater control and care collaboration for their health and wellness needs while the practitioner desires dramatic improved efficiency in the delivery of their expertise to the patient. Novo Connect, the Company’s proprietary mobile application with a fully securitized tech stock, telemedicine/telehealth and remote patient monitoring, is a secure, cloud-based health and commerce web application intended to assist patients as they explore, connect, manage, and have direct control of their personalized health and wellness needs. Novo Connect is designed to integrate the Company’s interconnected technology and provide the patient a single platform with a robust healthcare ecosystem of services, products, and digital health offerings.

In October 2021, we launched MiTelemed+, Inc. (“MiTelemed”), a joint venture with EK-Tech Solutions Inc. (“EK-Tech”). MiTelemed operates, supports and expands access and functionality of iTelemed, EK-Tech’s enhanced proprietary telehealth platform. MiTelemed+, through the iTelemed platform, allows us to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction. Through the interface of sophisticated peripheral based diagnostic tools operated by skilled support workers in the patient’s remote location, we believe that the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution is dramatically elevated.

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

Novo Connect is intended to provide a suite of secure, reliable engagement features including, but not limited to,

●	Connect Now: a real-time scheduling solution to connect clinic practitioners and physicians.
●	Connect Storage: Secure Document storage.
●	Connect Community: a community chat forum to share and discuss various conditions to include curated “channels” offering health and wellness solutions and insight.
●	Connect CarePlan – a patient-specific care plan developed by providers, augmented with product and service solutions, to address various conditions.
●	Remote bill pay.
●	Remote patient monitoring interface.

As of August 31, 2024, Novo Connect was in limited commercialization through certain of the Company’s corporate-owned clinics with expanded commercialization intended to launch in the spring of 2025.

Telemedicine/Telehealth

The COVID-19 pandemic has taught both patients and healthcare providers the viability, importance, and benefits of telemedicine technology for non-catastrophic primary care. Telemedicine is transforming traditional approaches to healthcare by providing ease of access and reduced costs for patients, particularly in areas with limited access to both clinicians and medically licensed providers. In a post-pandemic global environment, telemedicine is more readily being adopted by patients, practitioners, clinicians, medical licensed providers, and health insurers for limited diagnostic and treatment solutions. We believe to date that telehealth technology usage is one dimensional and limiting in comfort for practitioners to provide in-depth diagnosis and treatment solutions.

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

The Company’s product offering ecosystem has been built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally. Our 2021 acquisitions of Acenzia, PRO-DIP, LLC (“PRO-DIP”) and Terragenx Inc. (“Terragenx”) support this Third Pillar. The Company owns a 91% controlling interest in Terragenx. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. On April 4, 2022, NHL was granted a Natural Product Number (NPN) by Health Canada for IoNovo GO Iodine which is the Company’s forth iodine related product to recently be granted a NPN by Health Canada following IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray.

Acenzia Inc.

Acenzia Inc. (“Acenzia”), was acquired by NHL in June 2021. Acenzia is in the business of providing nutraceutical health solutions through advanced bio-science research and development, proprietary manufacturing, and personalized diagnostics. In addition, Acenzia has developed a multiple international jurisdiction patented technology platform called Zgraft, using zebrafish, which enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment.

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

Intellectual Property and Patents

The Company has acquired intellectual property, including patents, related to health sciences, personal diagnostics, and product applications which include:

1.	U.S. Patent No. 11,273,965 issued by the U.S. Patent and Trademark Office on March 15, 2022 for oral and/or buccal delivery pouch and the method of making same. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. PRO-DIP’s innovative, patented oral supplement pouch delivery system technology provides for broad market applications related to nutritionally focused products and medicinal based formulations. PRO-DIP’s initial oral pouch commercial product offering, the ION Energy pouch, is designed for the delivery of flavorful bursts of vitamins and natural energy supplements through small, semi-permeable sachets placed in the mouth, between the gum and cheek or lip. The initial burst of supplements is followed by extended absorption of the nutrients, providing long-lasting energy, even at high-exertion levels. With its hands-free ease of consumption, the energy-rich pouches are an alternative to traditional sports supplements and deliver a daily serving of natural vitamins and nutrients. The invention of the pouch delivery system for nutraceuticals continues to gain mainstream interest from health product manufacturers, medical organizations, big pharma, the military, space organizations, CBD/hemp companies, humanitarian aid groups and the list goes on.

2.	U.S. Patent No. 10,760,060B2, issued by the U.S. Patent and Trademark Office on September 1, 2020 for injection and incubation of circulating tumor cells from a cancer biopsy in zebrafish for accelerated prediction of cancer progression and response to treatment. Referred to as Zgraft, this is a multiple international jurisdiction patented personalized diagnostic technology platform which, using zebrafish, enables rapid analysis of cancer cells, offering cancer patients and their healthcare providers prediction of early metastasis and drug sensitivity thereby providing important information for diagnosis and treatment. The Zgraft platform models tumor progression and analyzes a cancer cell’s response to various treatments by transplanting human tumor tissue into a zebrafish allowing researchers to test an individual’s tumor cells under various conditions to see how they might respond to certain drug combinations and how the cancer progresses — all without exposing patients to the adverse effects of trying drug combinations that, ultimately, aren’t effective for their cases. Essentially, by taking a sample of cancer cells from a patient’s own tumors and studying them in a variety of conditions, doctors can now provide a more accurate prognosis of that individual’s case. More importantly, we believe doctors can now test a variety of possible drug combinations to see how that particular patient’s cancer will respond to them.

3.	Intellectual property for generic primary and sub-primary drug formulations (known as bioequivalence) of name brand pharmaceutical reference products related to usage as injectables, ophthalmic, and topical applications.

4.	Intellectual property for proprietary designs for a cannabis dosing device, TruDose, which provides real-time analysis for the amount of THC/CBD in the smoke/vapor stream, after the heat point, allowing that once the device has detected the medically prescribed pre-set amount of THC/CBD has been detected, the device shuts off the flow of smoke/vapor so that only the pre-determined dose can be inhaled. The TruDose device is designed and intended to create assurance to delivered doses potentially allowing for broader medical application adoption.

5.	Iodine and IoNovo related intellectual property, patents, and patent pending as follows:

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

On April 9, 2024, the Company paid the full balance owed on the September 2023 Mast Hill Note in the principal amount of $3,228,774 and the interest amount of $30,571. As of August 31, 2024, the September 2023 Mast Hill Note was paid in full.

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

On April 9, 2024, the Company paid the full balance owed on the September 2023 FirstFire Note in the principal amount of $82,761 and the interest amount of $1,552. As of August 31, 2024, the September 2023 FirstFire Note was paid in full.

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

2023 Equity Incentive Plan

On September 29, 2023, stockholders of the Company approved the 2023 Equity Incentive Plan.

Reverse Stock Split

On November 6, 2023, the Company effectuated the Reverse Stock Split effective immediately after the close of trading on the Nasdaq Capital Market and the Company’s common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable. See “—Nasdaq Delisting” below.

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

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 with the Successor Receiver. In addition, to extend and maintain exclusivity related to the Ophir Agreement, (i) during the three month period ended February 2024, the Company paid additional deposits, totaling $75,000, to the Successor Receiver; (ii) during the three-month period ended May 2024, the Company paid additional deposits, totaling $100,000, to the Successor Receiver; and (iii) subsequent to the period ended May 31, 2024, the Company paid an additional deposit, totaling $30,000, to the Successor Receiver for an aggregate deposit amount of $230,000. These amounts are non-refundable.

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection. On October 17, 2024, the Ophir Agreement was terminated. On such date, the Successor Receiver filed notice with the Court that the Successor Receiver canceled, without objection by the Company, the Ophir Agreement.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards. The Company is evaluating the status of the Policy in light of the delisting from the Nasdaq Capital Market.

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

Nasdaq Delisting

On February 9, 2024, the Company received a letter from Nasdaq’s Listing Qualifications Staff indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Original Notice”). At that time, the Company was provided a compliance period of 180 calendar days from the date of the Original Notice, or until August 7, 2024, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

As the Company did not regain compliance with the Minimum Bid Price Requirement by August 7, 2024, and it was determined by the Nasdaq Staff that the Company should not be eligible for another 180 calendar-day extension, the Company received a delisting determination letter on August 9, 2024. The Company timely requested a hearing before a Nasdaq Hearing Panel (“Panel”) and provided the Panel with a plan to regain compliance. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

On November 4, 2024, the Company received a letter from Nasdaq indicating that the Company’s common stock would be delisted from Nasdaq and trading in the Company’s common stock would be suspended at the open of trading on November 6, 2024. Beginning at the open of trading on November 6, 2024, trading of the Company’s common stock continued on the OTC Market’s Pink Current Information tier under the symbol “NVOS.”

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

Appointment of Robert Oliva as President

Pursuant to Mr. David’s departure as President, the Board of Directors of the Company appointed Robert Oliva as President, effective February 15, 2024. Mr. Oliva previously served the Company between January 26, 2021 and June 30, 2022 in the role of Director. During his time as Director, Mr. Oliva has also served the Company as a member of the Compensation Committee and Nominating and Corporate Governance Committees. On June 30, 2022, Mr. Oliva resigned from the Board of Directors. See “—Resignation of Robert Oliva.”

Streeterville Capital, LLC April 2024 Note and SPA

On April 5, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued a secured convertible promissory note (the “Note”) with a maturity date of April 8, 2025 (the “Maturity Date”), in the principal sum of $6,210,000 (the “Principal Sum”). Pursuant to the terms of the Note, the Company agreed to pay the Principal Sum to Streeterville and to pay interest on the principal balance at the rate of 10.9% per annum. The Note carries an original issue discount (“OID”) of $660,000. In addition, $50,000 was withheld from the Principal Sum to cover Streeterville’s transaction costs. Accordingly, on April 8, 2024, Streeterville paid the purchase price of $5,500,000 in exchange for the Note. Upon receipt of the Purchase Price, the Company repaid in full the remaining outstanding balances under that certain promissory note in the original principal amount of $3,500,000 issued on September 12, 2023, as well as that certain promissory note in the original principal amount of $277,777.77 issued on September 18, 2023.

Streeterville may convert the Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Note as well as beneficial ownership limitations.

Beginning on October 8, 2024, Streeterville had the right to redeem up to $950,000 of the Note per calendar month. The Company is required to pay such redemption amounts in cash, provided, however, that if certain equity conditions are satisfied, then the Company may pay all or any portion of such applicable redemption amount by issuing shares of common stock at the applicable Conversion Price at such time.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 105% of the Outstanding Balance (as defined below). “Outstanding Balance” means the Principal Sum then outstanding plus accrued and unpaid interest. The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants in the Note or SPA.

Upon the occurrence of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to Streeterville, in full satisfaction of its obligations hereunder, an amount equal to the Outstanding Balance plus the Trigger Effect (as defined herein). The “Trigger Effect” means 20% of the Outstanding Balance upon the occurrence of any Major Trigger Event (as defined in the Note) and 5% of the Outstanding Balance upon the occurrence of any Minor Trigger Event (as defined in the Note). The Trigger Effect for any Minor Trigger Event may occur up to three times. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 22% per annum or the highest rate permitted by law.

In addition to the beneficial ownership limitations provided in the Note, the sum of the number of shares of common stock that may be issued under the SPA and Note shall be limited to 19.99% of the outstanding common stock of the Company on April 5, 2024, unless shareholder approval to exceed such limitation is obtained by the Company. The Company is required, under the terms of the Note, to seek shareholder approval with respect to the transaction within six months of April 5, 2024. If the Company is unable to obtain such shareholder approval within nine months of April 5, 2024, then the Company must repay the Note in cash.

The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, registration rights with respect to the common stock underlying the Note. The SPA also requires the Company to file a registration statement covering Streeterville’s resale of the common stock underlying the Note within 75 days of the closing date.

In connection with the Note and SPA, the Company and Streeterville also entered into a security agreement (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted Streeterville a security interest in all of the assets of the Company.

Acenzia, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “Acenzia Guaranty”). Acenzia guaranteed the repayment of the Note and granted Streeterville a security interest in the assets of Acenzia, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada. Further, NHL, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “NHL Guaranty”). NHL guaranteed the repayment of the Note and granted Streeterville a security interest in the assets of NHL.

On October 8, 2024, Streeterville notified the Company that it would redeem $950,000 of the Note. In lieu of payment by the Company to Streeterville of $950,000, the Company and Streeterville agreed to a one-time fee in the amount of $142,500 (representing 15% of the $950,000 redemption amount) payable by the Company to Streeterville. Such amount was added to the outstanding balance under the Note. On October 16, 2024, Streeterville submitted a redemption notice in the amount of $142,500. On October 21, 2024, the Company issued 675,724 shares of common stock to Streeterville in payment of the $142,500 redemption amount. Following such issuance, the outstanding balance under the Note was $6,579,657.54.

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

On June 18, 2024, the Company and GPE entered into an amendment to the June 2021 Mattacchione Agreement (the “Mattacchione Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 Mattacchione Agreement by one year, such that the term of the June 2021 Mattacchione Agreement will continue until June 18, 2025. Except as set forth in the Mattacchione Amendment, the June 2021 Mattacchione Agreement remains in full force and effect. See “—Resignation of Robert Mattacchione as Chief Executive Officer” below.

Christopher David Executive Agreement Amendment

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

Mast Hill Fund, L.P.

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill, pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

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

On August 24, 2023, the total principal and interest of $580,778 owed on the $573,000 Mast Hill Note was converted to 522,777 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the Mast Hill Note was paid in full.

On September 18, 2023, Mast Hill fully exercised all warrants issued pursuant to the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 shares of the Company’s common stock. As of August 31, 2024, all warrants granted under the $573,000 Mast Hill Warrant Agreement have been exercised.

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

On September 21, 2023, the total principal and interest of $577,521 owed on the $573,000 FirstFire Note was converted to 519,845 restricted shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the FirstFire $573,000 Note is paid in full.

On October 12, 2023, FirstFire fully exercised all warrants issued under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,532 shares of the Company’s common stock. As of August 31, 2024, all warrants granted under the $573,000 FirstFire Warrant Agreement have been exercised.

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

On December 21, 2023, the total principal and interest of $454,071 owed on the MH $445,00 Note was converted to 457,128 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the MH $445,000 Note is paid in full and all outstanding warrants have been exercised.

Registration Statement on Form S-8

On September 23, 2024, the Company filed a registration statement on Form S-8 (File No. 333-282277) registering 2,500,000 shares of common stock issuable pursuant to the 2023 Equity Incentive Plan.

Resignation of Robert Oliva

On October 25, 2024, Mr. Oliva resigned as President of the Company. His resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Resignation of Robert Mattacchione as Chief Executive Officer

On November 7, 2024, Mr. Mattacchione resigned as the Company’s Chief Executive Officer, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of NHL, a wholly owned subsidiary of the Company. Mr. Mattacchione’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Approval of Reverse Stock Split

On November 22, 2024, stockholders approved the amendment of the Company’s articles of incorporation, as amended, to effectuate a reverse stock split of the Company’s outstanding shares of common stock at a ratio of no less than 1-for-10 and no more than 1-for-30, with such ratio to be determined at the sole discretion of the Board. Although stockholders approved such amendment, the Board may determine in its discretion to abandon and to not effectuate the reverse stock split.

Business Growth Initiatives

The Company’s mission is to provide excellence in multidisciplinary primary healthcare evaluation, assessment, diagnosis, treatment, pain management and prevention through the integration of medical technology, advanced therapeutics, and rehabilitative science combined with the development and distribution of high-quality health and wellness product solutions. Key elements of our business growth initiatives include:

●

Increase Market Share in Canada through Organic Growth, Asset Acquisition and Affiliate Network Expansion for both our Clinic and Eldercare Operations. Specific to our clinic operations, the Company has an ongoing initiative to expand our Canadian market share through organic growth, increasing our affiliate network of clinics, as well as strategic acquisitions and Joint Ventures of operating multidisciplinary primary healthcare clinics in markets in which we currently operate as well as new geographic markets. Specific to our eldercare based operations, we intend to increase our Canada market share of providing contracted-occupational therapy and physiotherapy services to eldercare centric homes through network affiliation growth, new contract awards, and increased usage of telemedicine.

●	Expand Operations into the United States through:

○	The introduction and deployment of our various interconnected technology platforms to deliver the Company’s array of multidisciplinary primary care and related wellness products;
○	The establishment of micro clinics in existing facilities through partnerships with existing U.S. based operators of healthcare related services and products such as pharmacies and big-box retail outlets;
○	The strategic acquisition of targeted U.S. operating clinics in key geographical areas;
○	The strategic acquisition of targeted U.S. operating pharmacies in key geographical areas; and
○	Establishment of strategic affiliations, alliances and partnerships with existing U.S. healthcare provider facilities allowing us immediate access to their client base.

●	Open Micro-Clinic Facilities through our Canada and U.S. LA Fitness Master Facility License Agreements. Micro-clinic facilities are reduced footprint clinics, primarily located within the footprint of box-store commercial enterprises, focused on providing both (i) multidisciplinary primary care and medical technology related services, and (ii) health and wellness products. Under the terms of our agreements with LA Fitness (U.S. and Canada), we are planning to operate micro-clinic facilities within the footprint of LA Fitness facilities throughout both the U.S. and Canada. Each micro-clinic exists through either third-party sub-license agreements or corporate sponsored arrangement. The Company’s LA Fitness based micro-clinic facilities will primarily provide outpatient physiotherapy and occupational therapy services.

●	Further Development and Usage of Novo Connect and Telemedicine/Telehealth Medical Technology Platform.

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

Novo Connect is the Company’s proprietary mobile application designed and built to be a secure, cloud-based health and commerce web application intended to assist patients as they explore, connect, manage, and have direct control of their personalized health and wellness needs. Novo Connect is designed to integrate the Company’s interconnected technology and provide patients with a single platform with a robust healthcare ecosystem of services, products, and digital health offerings.

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

Specific to our eldercare operations, prior to COVID-19 our Telemedicine Medical Technology Platform was primarily focused on providing physiotherapy related “virtual-care” services to both smaller and remote eldercare focused facilities to ensure access to service providers, when needed; and continuity of care to eldercare patients without service providers in their area. With the profound impact COVID-19 has had on the delivery of healthcare services sector wide, we expanded our eldercare-related Telemedicine Medical Technology Platform to include non-critical resident reviews, exercise related activity and additional physiotherapy sessions, ensuring continuity of service for our long-term care and retirement home clients.

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

●	Develop and Launch our Remote Patient Monitoring Medical Technology Platform. Beyond the traditional confines of in-clinic visits, our Remote Patient Monitoring Medical Technology Platform (“RPM platform” or “RPM”) will provide clinicians and practitioners the ability to maintain an on-going continuous connection with their patient community extending patient care directly into the patient’s home. Our RPM platform is intended to empower a patient to have direct control of collecting and monitoring real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. The implementation of in-clinic patient metrics equivalent to those derived via a remote application in the home environment is the first step in engaging patient retention to remote review.

22

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

●	Expand our Posture, Stride, and Kinetic Body Movement Scanning Technologies and Protocols. When combined with decades of data harvesting and analysis, we believe these specialized technologies and protocols provide our clinics with the ability to deliver better healthcare, through early diagnosis and preventative healthcare strategies, to both our patients and patients under the care of other providers.

●	Launch our Exclusive Medicinal Cannabidiol (“CBD”) Product Platform based in Canada. As we continue to build our health science platform of services and products through the integration of technology and rehabilitative science, one component of our lateral business growth strategy includes developing business units centered on the direct control of the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for healthcare providers in place of prescribing opioids to patients.

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

Employees

As of August 31, 2024, we employed 115 full-time employees and 149 part-time employees across all Company subsidiaries. Specific to our clinic and eldercare services, approximately 90% of our clinicians and practitioners are contracted as independent contractors. We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

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

Competition

In both Canada and the U.S., the primary healthcare service sector in which we operate is highly competitive. Specific to both our clinic and eldercare operations, with a finite number of patients and corporate clients, companies providing multidisciplinary primary healthcare services operate within an overlapping patient and client landscape.

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

There is additional competition from non-traditional healthcare providers, such as holistic and Eastern medicine-based clinics. We believe we can successfully compete based on providing high-quality specialized multidisciplinary primary healthcare services, products, meaningful interconnected technology applications, competitive pricing, building and maintaining a solid reputation and our caregiver’s devotion to maintaining the highest quality patient satisfaction.

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

Canadian Healthcare System

Our competition will also be the Canadian healthcare system which is a government sponsored system that began in 1957, when Parliament approved the Hospital Insurance and Diagnostics Services Act. The Act provided free acute hospital care, laboratory and radiological diagnostic services to Canadians. By 1961, agreements were in place with all the provinces and 99% of Canadians had free access to the healthcare services covered by the legislation. The Act was followed by the Medical Care Act of 1966 that provided free access to physician services. By 1972, each province had established its own system of free access to physician services. The federal government shared in the funding. In 1984, the Government of Canada passed the Canada Health Act (CHA). The Canada Health Act created a publicly administered healthcare system that is comprehensive, universal and accessible. All medically necessary procedures are provided free of charge. The system provides diagnostic, treatment and preventive services regardless of income level or station in life. Access to care is not based on health status or ability to pay. Coverage is portable between provinces and territories. We can give no assurance that we will be able to effectively compete in this market.

Government Regulation and Healthcare Regulation

Canada

In Canada, some healthcare services are public, some are private and there are a number of different entities involved in regulating and providing their delivery. While there is a perception that all healthcare in Canada is publicly funded, the publicly funded system is generally restricted to “medically necessary” hospital and physician services, and provincial or territorial drug plans that provide access to prescription drugs to residents over the age of 65 or those residents who rely on social assistance programs. Publicly funded services are delivered through a combination of public and private providers and funding comes from the Canadian federal government, which sets national standards, and the provincial and territorial governments, which regulates the delivery of services and determines those services that are deemed “medically necessary” (i.e., publicly funded) within the context of their own unique fiscal and political environment. In addition, there are a wide array of health products and services that are not subject to coverage under the public health insurance plans that are provided on a private payer basis. See “Risks Related to our Multidisciplinary Primary Healthcare Business”.

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

The provincial/territorial level of government has comprehensive authority over the delivery of healthcare services. Other examples of provincial responsibility include the regulation of hospitals and other health facilities, administration of health insurance plans, distribution of prescription drugs and regulation of health professionals.

However, many health industry sectors are subject to at least some degree of regulation or oversight by both levels of government.

Canada’s National Health Insurance Program

Canada’s “national” health insurance program, a publicly funded single-payer system often referred to as “Medicare,” is designed to ensure that all Canadian residents have universal access to medically necessary hospital and physician services through the provincial and territorial healthcare insurance plans.

The Canada Health Act

The Canada Health Act is the federal legislation that provides the foundation for the Canadian healthcare system. The Act is administered by Health Canada, the federal department with primary responsibility for maintaining and improving the health of Canadians. However, neither the Canada Health Act nor Health Canada have direct authority to regulate the health insurance plans that give effect to the publicly funded health insurance system that is in place across the country. Instead, the Act establishes certain values and principles and sets out criteria and conditions that each publicly funded health insurance plan is required to meet in order to qualify for federal funding through the Canada Health Transfer. As federal funding is critical to the ability to fund “medically necessary” hospital and physician services, each provincial and territorial health insurance plan must satisfy the requirements of public administration; universality; portability; comprehensiveness; and accessibility.

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

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded healthcare. There are also a growing number of providers that offer non-medically necessary ancillary health services. Examples include elective surgical or cosmetic procedures.

Regulation of Health Professionals and Health Facilities

Health professionals and healthcare facilities are subject to federal laws of general application, but the regulation of such matters is largely a matter of provincial jurisdiction.

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

Residential healthcare facilities other than hospitals, such as nursing homes, long-term care facilities, pharmacies, laboratories and specimen collection clinics are, in most jurisdictions, privately owned and operated pursuant to provincial licenses and oversight. However, the degree to which such health facilities and other providers are regulated generally depends on the nature of the products and services being provided.

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

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and provincial enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we conduct our business in compliance with all applicable federal and provincial fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or that they will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

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

United States

The United States healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our businesses in several ways, including requiring licensure or certification of facilities, regulating billing and payment for certain of our services, regulating how we maintain health-related information and patient privacy, and regulating how we pay and contract with our physicians. Our ability to conduct our business and to operate profitability depends in part upon obtaining and maintaining all necessary licenses and other approvals; and complying with applicable healthcare laws and regulations. See “Risk Factors — Risks Related to Healthcare Regulation.”

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

State Licensure

Only a few states may require the licensure of multidimensional primary healthcare clinics and clinics such as ours. This absence of a uniform licensing process leads to inconsistencies in the nature and scope of services offered at our care clinics. To effectively control both the nature of services rendered and the environment in which services are offered, state legislators or regulators may attempt to regulate the urgent care industry in a manner similar to hospitals and freestanding emergency rooms. Following the acquisition of one or more clinics or staffing primary healthcare practitioners in the United States, such regulations could have a material impact on our growth strategy and expansion plans.

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

Following the intended acquisition, or opening, of one or more multidisciplinary primary healthcare clinics or the staffing of multidisciplinary primary healthcare clinics, affiliate clinics or eldercare centric homes with clinicians and practitioners in the United States, if we accept funds from governmental health programs, we will be subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. If in violation, we may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require entry into a Corporate Integrity Agreement (“CIA”). Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

False Claims Act

The federal civil FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim.

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

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws that address data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

States may also impose restrictions related to the confidentiality of personal information that is not considered PHI under HIPAA, including certain identifying information and financial information of our patients. These state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as the Company and each of our clinics will be required to conform to such transaction set standards.

Telemedicine Medical Technology Platform, RPM Technology Platform and Novo Connect Medical Technology Platform (each, a “Medical Technology Platform” and collectively, “Medical Technology Platforms”)

Both our telemedicine Medical Technology Platform and RPM Medical Technology Platform are operational in Canada on a very limited usage basis, but are primarily in development. Our Novo Connect Medical Technology Platform is under development with limited commercialization. All of our Medical Technology Platforms are subject to governmental healthcare regulations in Canada including, but not limited to, the Canada Health Act. While our Medical Technology Platforms are not currently operational in the United States, once operational our Medical Technology Platforms’ usage will be subject to United States laws, regulations, and directives such as, but not limited to, Medicare, Medicaid, RAC, Anti-Kick Back Statute, False Claims Act, Civil Monetary Penalties Statute, HIPAA, and HITECH. In addition, we will be subject to data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

Our Medical Technology Platforms are intended to collect and transmit a patient’s personal data, vital statistics and other medical history information, and both are subject to governmental healthcare regulations, data privacy, security and breach notification requirements of United States federal, state, and local statutes and other data privacy and security laws.

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

Medical Cannabidiol Product Offering (Future Growth Initiative)

As discussed in “—Business Growth Initiatives” above, we intend to develop business units centered on the direct control of the cultivation, processing, and manufacturing of CBD products in Canada, and the sale and distribution of medicinal CBD products in Canada. We expect our prospective medicinal CBD products will be specifically focused on CBD for use (i) as a treatment aid; (ii) to provide relief for a large array of neurological and musculoskeletal system disorders; and (iii) as an alternative option for healthcare providers in place of prescribing opioids to patients.

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

As set out in the Canadian cannabis regulations:

●	Licenses are required for:

○	cultivating and processing cannabis,
○	sale of cannabis for medical purposes or recreational purposes, and
○	analytical testing of and research with cannabis.

●	Permits are required to import or export:

○	cannabis for scientific or medical purposes, and
○	industrial hemp.

●	License holders are subject to strict physical and personnel security requirements.
●	Plain packaging is required for cannabis products.

○	The regulations set out strict requirements for logos, colors and branding.
○	Cannabis products must also be labeled with mandatory health warnings, a standardized cannabis symbol, and specific information about the product.

●	Access to cannabis for medical purposes continues to be provided for patients who need it.
●	Manufacturers of prescription drugs containing cannabis, while primarily subject to the Food and Drugs Act and its regulations, are also subject to certain regulatory requirements set out in the Canadian Cannabis regulations.

Patients authorized by their healthcare provider are still able to access cannabis for medical purposes by:

●	buying directly from a federally licensed seller,
●	registering with Health Canada to produce a limited amount of cannabis for their own medical purposes, or
●	designating someone to produce it for them.

Under the new regulations, there are improvements for patients accessing cannabis for medical purposes from federally licensed sellers. These improvements include:

●	the ability to request the return of their medical document from a federally licensed seller,
●	the ability to request the transfer of their medical document to a different federally licensed seller,
●	that the effective date on the registration document will be the day it is issued, rather than the day the medical document was signed by the healthcare provider,
●	removal of the 30-day limitation period for buying cannabis from a federally licensed seller (to ensure no break in a patient’s supply),
●	a broader range of permitted products, and
●	access to an increasing number of licensed producers and sellers (Health Canada has licensed more producers in the last year than in the four previous years combined), which enables:

○	competitive prices,
○	more supply of cannabis, and
○	an increased availability of a range of products.

United States

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act “), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, among other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our prospective medicinal CBD products will be federally legal in the United States in that they will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our patients’ and customers’ bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our prospective products containing hemp-derived CBD would once again be deemed illegal under federal law.

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

We do not intend to offer, and we do not intend to compete with companies that offer, cannabis products containing high levels of psychoactive THC. Although legal in some states and in Canada, we do not intend to enter into this market. We may offer prospective medicinal CBD (hemp-based) products to patients and customers but will not compete with any medical or recreational marijuana sellers of products for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States. Because of regulatory challenges facing marijuana companies in the United States, the vast majority of the companies focused on THC are Canadian and foreign, although several have begun to pursue domestic activities in states that permit marijuana sales. Federal law does not generally recognize marijuana (or hemp that exceeds 0.3% THC) as lawful, although that may change in the future.

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

Acquisition of Novo Healthnet Limited

On April 25, 2017 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between (i) the Company; (ii) NHL; (iii) ALMC-ASAP Holdings Inc. (“ALMC”); (iv) Michael Gaynor Family Trust (the “MGFT”); (v) 1218814 Ontario Inc. (“1218814”); and (vi) Michael Gaynor Physiotherapy Professional Corp.; and collectively ALMC, MGFT and 1218814 herein referred to as “the NHL Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire, from the NHL Shareholders, all of the shares of both common and preferred stock of NHL, held by the NHL Shareholders, in exchange for the issuance by the Company, to the NHL Shareholders, shares of the Company’s common stock, such that following the closing of the Share Exchange Agreement, the NHL Shareholders would own 1,677,975 restricted shares of Company common stock, representing 85% of the issued and outstanding Company common stock, calculated including all granted and issued options or warrants to acquire the Company common stock as of the Effective Date, but to exclude shares of Company common stock that are subject to a then-current Regulation S Offering that was undertaking by the Company (the “Exchange”).

On May 9, 2017, the Exchange closed and, as a result, NHL became a wholly owned subsidiary of Novo Integrated Sciences, Inc.

Acquisition of Executive Fitness Leaders

On December 1, 2017, the Company, NHL and Executive Fitness Leaders, located in Ottawa Ontario Canada, entered into an Asset Purchase Agreement, pursuant to which NHL acquired substantially all of the assets of Executive Fitness Leaders in exchange for the issuance, by the Company, of 3,842 restricted shares of its common stock.

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

Pursuant to the terms of the APA, the purchase price is determined as six times APPR’s purported EBITDA, equaling CAD$300,000, of which, APPR (1) received a cash payment of CAD$175,000; and (2) was issued CAD$125,000 worth of the Company’s common stock, par value $0.001, as restricted common shares pursuant to an exemption from registration as set forth in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the APA, APPR was issued 846 restricted common shares of the Company’s common stock as consideration for the CAD$125,000 payment owed to APPR. On the business day immediately preceding the closing date of the APA, determined as July 19, 2019, the CAD-to-USD conversion rate, per x-rates.com, was 0.7644 which converts CAD$125,000 to $95,550 rounded to the nearest whole number dollar amount. Based on the determined 30-trading day closing average price per share of $113, the calculated number of the Company’s restricted common shares issued to APPR was 846 shares, which includes rounding the calculation up to the nearest whole number of shares.

The transaction closed on July 22, 2019. The purchase of these assets was not considered significant for accounting purposes; therefore, pro-forma financial statements were not presented.

Intellectual Property Asset Purchase Agreement

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the intellectual property is 80,000 shares of restricted common stock of the Company. The Acquisition closed on December 17, 2019.

Acquisition of PRO-DIP, LLC

On May 24, 2021, the Company completed the acquisition of PRO-DIP, a New York state limited liability company in the business of providing nutritional oral energy and medicinal supplement pouches through a proprietary process, under the terms and conditions of a Share Exchange Agreement, dated May 11, 2021, resulting in PRO-DIP being a wholly owned subsidiary of the Company. The Company issued 18,980 restricted shares of common stock and $10,000 in cash as full consideration for the transaction.

Acquisition of Acenzia Inc.

On May 28, 2021, the Company and NHL entered into a Share Exchange Agreement (the “ACZ SEA”) by and among the Company and NHL, on the one hand, and Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau, on the other hand (collectively the “ACZ Shareholders”). On June 24, 2021, pursuant to the terms of the ACZ SEA, the acquisition of Acenzia by NHL closed. The closing purchase price may be adjusted within 90 days of the closing date pending completion of an audit and working capital requirement provisions (the “Post-Closing Purchase Price Adjustment”). On October 22, 2021, the parties (i) set the final Purchase Price, as determined by the Post-Closing Purchase Price Adjustment, at a value of $14,162,795, and (ii) agreed to the issuance of that number of NHL Exchangeable Shares (as defined in the ACZ SEA) exchangeable into 362,220 restricted shares of Company common stock at an agreed upon price of $39.10 allotted for the ACZ Shareholders as provided for in the ACZ SEA. The price of the Company’s common stock on the closing date was $25.50; therefore the purchase price for accounting purposes was $9,236,607.

Joint Venture Agreement with EK-Tech Solutions Inc. to Form MiTelemed+ Inc.

On October 8, 2021, the Company and NHL completed a Joint Venture Agreement (the “MiTelemed+ JV”) with EK-Tech Solutions Inc. (“EK-Tech”) to establish the joint venture company MiTelemed+ Inc., an Ontario province Canada corporation (“MiTelemed+”), to operate, support, and expand access and functionality of EK-Tech’s enhanced proprietary Telehealth platform. At closing, EK-Tech contributed all intellectual property, source code, and core data of the iTelemed platform, valued at CAD$1,500,000, and NHL issued to EK-Tech, non-voting NHL Exchangeable Special Shares, free and clear of all liens and encumbrances, which are issued solely for the purpose of EK-Tech to exchange, for 18,500 restricted shares of Company’s common stock solely upon EK-Tech meeting terms and conditions for exchange of the NHL Exchangeable Special Shares as defined in the MiTelemed+ JV. Additionally, MiTelemed+ is contracted with EK-Tech to operate, maintain, support, provide software hosting, and for further development of iTelemed’s capabilities. NHL is responsible for global commercialization as well as fulfilling all administrative functions for the JV. The net profits and net losses of the JV will be split 50/50 between NHL and EK-Tech.

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

Asset Purchase Agreement with Poling Taddeo Hovius Physiotherapy Professional Corp., operating as Fairway Physiotherapy and Sports Injury Clinic

On March 1, 2022, the Company and NHL completed an Asset Purchase Agreement (the “PTHPC APA”) with Poling Taddeo Hovius Physiotherapy Professional Corp. (“PTHPC”), operating a clinic-based physiotherapy, rehabilitative, and related ancillary services and products business known as Fairway Physiotherapy and Sports Injury Clinic (“FAIR”), and Jason Taddeo, a Canadian citizen and the sole shareholder of PTHPC (the “PTHPC Shareholder”), Under the terms and conditions of the PTHPC APA, PTHPC agreed to sell, assign and transfer to NHL, free and clear of all encumbrances, other than permitted encumbrances, and NHL agreed to purchase from PTHPC all of PTHPC’s right, title and interest in and to all of its assets related to FAIR and the FAIR Business, with the exception of certain limited exclusions, and the rights, privileges, claims and properties of any kind whatsoever that are related thereto, whether owned or leased, real or personal, tangible or intangible, of every kind and description and wheresoever situated. Under the terms and conditions of the PTHPC APA, the purchase price is $627,000 (the “FAIR Purchase Price”) paid with the issuance, by NHL to the PTHPC Shareholder, of certain non-voting NHL Exchangeable Special Shares which can only be utilized for the purpose of exchange into an allotment of 15,675 restricted shares of the Company’s common stock (the “Parent PTHPC APA Shares”) at the determination of the PTHPC Shareholder. The number of Parent PTHPC APA Shares was calculated by dividing the FAIR Purchase Price by $40.00 per share. Effective April 1, 2024, all parties agreed to terminate the PTHPC APA with all parties relieved of any further financial or equity consideration.

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

The CCI Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including by either party if the conditions to Closing of an opposing party have not been satisfied or waived by the applicable party on or prior to April 15, 2022. On April 5, 2022, the CCI Acquisition closed. As a result, immediately after the Closing on April 5, 2022, the Company owned 100% of the issued and outstanding membership interests of CCI. On April 7, 2022, the Company issued an aggregate of 80,000 restricted shares of the Company’s common stock to the Members in connection with the CCI Acquisition and pursuant to the terms of the CCI Agreement.

Joint Venture Agreement with Farm 7 Group Inc. for the Kenya Agricultural Cooperative Project

On August 14, 2023, the Company and Farm 7 Group Inc., a Canada corporation (“F7”), completed a Joint Venture Agreement (the “Farm 7 JV”) to establish a joint venture entity in a Canadian jurisdiction, mutually acceptable to both parties, to assist in development, administration and the arrangement of structured financing for the implementation and commencement of the “Kenya Agricultural Cooperative Project”, in particular a Kenya centric agricultural project with executed uptake contracts for agricultural goods with a term of thirty years involving up to 9 million hectares of land participating under a cooperative structure. The Farm 7 JV provides for the annual distribution of the net profits with 75% to F7 and 25% to the Company.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

●	We have a history of operating losses;
●	We may have actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business;
●	We may not be able to increase our market share in existing eldercare services, occupational therapy services, physiotherapy services and speech language pathology services through network affiliation growth and new contracts;
●	We may be unable to attract sufficient demand for and obtain acceptance of our multidisciplinary primary healthcare services and our medical cannabidiol products by both multidisciplinary primary healthcare clinicians and patients;
●	The clinics that we acquire or open may not meet our expectations;
●	If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively;
●	The multidisciplinary primary healthcare market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base;
●	We may be unable to obtain reimbursement for our multidisciplinary primary healthcare services from the government or third-party healthcare insurers of our patients;
●	We may not be able to successfully make acceptable financial arrangements for patients who desire treatment but cannot afford to pay in full or part, and for whom third-party insurance coverage is either limited or non-existent;
●	Prospective patients may be unwilling to pay out-of-pocket for certain of our multidisciplinary primary healthcare and primary care services, in the absence of reimbursement from the government or third-party healthcare insurers for such multidisciplinary primary healthcare and services;

●	The success of alternative treatments, therapies and medical products as opposed to the multidisciplinary primary healthcare services, therapies and prospective medical CBD products that we might offer in the future could adversely affect us;
●	We may not be able to recruit and retain qualified multidisciplinary primary healthcare clinicians for our multidisciplinary primary healthcare clinics and staffing of affiliate clinics and eldercare centric homes;
●	We may not be able to prohibit or limit our multidisciplinary primary healthcare clinicians from competing with us in our local markets;
●	We may be unable to enter into or maintain contracts for our multidisciplinary primary healthcare services on favorable terms with commercial payors in Canada and the United States;
●	Government healthcare programs may reduce reimbursement rates;
●	The healthcare industry is heavily regulated, and if we fail to comply with these laws and governmental regulations, we could incur penalties or be required to make significant changes to our operations;
●	Our multidisciplinary primary healthcare clinics are and will be subject to numerous statutes and regulations in the Canadian provinces in which we operate or intend to operate and states in the United States in which we intend to operate. Failure to comply with these laws and regulations could result in civil or criminal sanctions;
●	Past and future healthcare reform legislation and other changes in the healthcare industry could adversely affect our business, financial condition and results of operations;
●	We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable federal, provincial, state and local laws and could face substantial penalties if we fail to comply with such laws;
●	If the Company acquires one or more multidisciplinary primary healthcare clinics or primary care facilities in the United States, we will be subject to the Anti-Kickback Statute, FCA, Civil Monetary Penalties statute and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws;
●	We will be subject to the data privacy, security and breach notification requirements of Canadian and United States federal statutes and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions;
●	Our Telemedicine Medical Technology Platform is currently in early-stage roll-out and we may be unsuccessful in the commercialization of the Telemedicine Medical Technology Platform;
●	Our success with the Telemedicine Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians, specialists and clinicians;
●	Our Telemedicine Medical Technology Platform may not be accepted in the marketplace;
●	Our RPM Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the RPM platform;
●	Our success with the RPM Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;
●	Our RPM Medical Technology Platform may not be accepted in the marketplace;
●	Our Novo Connect Medical Technology Platform is currently in early-stage roll-out and development and we may be unsuccessful in the commercialization of the Novo Connect Medical Technology Platform;
●	Our success with the Novo Connect Medical Technology Platform will highly be dependent upon our ability to develop relationships with primary care physicians and specialists;

●	Our Novo Connect Medical Technology Platform may not be accepted in the marketplace;
●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes could substantially harm our business and results of operations;
●	We may be unable to attract sufficient demand for and obtain acceptance of our medical CBD products by both multidisciplinary primary healthcare clinicians and patients;
●	Possible yet unanticipated changes in federal and state law could cause any products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD;
●	Risks associated with the CBD products industry;
●	FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition;
●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing, and sales of products derived from those plants under state law of the United States;
●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD;
●	There may be unanticipated delays in the development and introduction of our prospective medicinal CBD products and/or our inability to control costs;
●	If needed, we may be unable to consistently retain or hire third-party manufacturers, suppliers, or other service providers to produce our prospective medicinal CBD products;
●	We do not have control over all third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated;
●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses;
●	Confusion between legal CBD and illegal cannabis;
●	Seasonal fluctuations in revenue;
●	Our failure to promote and maintain a strong brand;
●	Failure to achieve or sustain profitability;
●	Our failure to successfully or cost-effectively manage our marketing efforts and channels, and the failure of such efforts and channels to be effective in generating leads and business for the Company or any of its affiliated providers;
●	Significant competition;
●	Adequate protection of confidential information;
●	The business risks of United States and international operations;
●	Our vulnerability to changes in consumer preferences and economic conditions;
●	Potential litigation from competitors and health related claims from patients and customers;
●	A limited market for our common stock;
●	Our ability to adequately protect the intellectual property used to produce our prospective medicinal CBD products; and
●	Our ability to stay abreast of modified or new laws and regulations applying to our business.

History of operating losses and negative cash flow.

For the fiscal years ended August 31, 2024 and 2023, we reported net losses attributed to Novo Integrated Sciences of $16,166,744 and $13,214,552, respectively, and negative cash flow from operating activities of $5,069,840 and $2,243,315, respectively. As of August 31, 2024, we had an aggregate accumulated deficit of $83,199,785.

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

We require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We have estimated our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we will need to raise additional funding to successfully complete these growth opportunities.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing, even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

Most of our executive officers do not reside in the United State.

Our U.S. stockholders would face difficulty in:

●	Effectuating service of process within the United States on most of our executive officers, if considered necessary.
●	Enforcing judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the executive officers.
●	Enforcing judgments of U.S. courts based on civil liability provisions of U.S. federal securities laws in foreign courts against the executive officers.
●	Bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against the executive officers.

Accordingly, persons contemplating an investment in our common stock should seriously consider these factors before making an investment decision.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled and creative employees in the future.

Our future success depends on the continuing efforts of our affiliates, in particular Robert Mattacchione, our Chief Executive Officer (until February 5, 2025) and Chairman of the Board; Christopher David, our Chief Operating Officer; and Vivek Sethi, CPA, CA, our Principal Financial Officer. We rely on the leadership, knowledge and experience that our executive officers and directors provide. They foster our corporate culture, which we believe has been instrumental to our ability to attract and retain new talent. Any failure to attract new or retain key creative talent could have a material adverse effect on our business, financial condition, and results of operations.

On November 7, 2024, Mr. Mattacchione resigned as our Chief Executive Officer, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of Novo Healthnet Limited, a wholly owned subsidiary of the Company.

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

Employee turnover, including changes in our management team, could disrupt our business. The loss of one or more of our executive officers or other key employees, or our inability to attract and retain highly skilled and creative employees, could have a material adverse effect on our business, results of operations or financial condition.

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

We could become involved in claims or litigation that may result in adverse outcomes.

Periodically, the Company may be involved in a variety of claims or litigation. Such proceeding may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigation could involve significant expense and diversion of management’s attention and resources from other matters.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Where litigation is necessary to safeguard our intellectual property, or to determine the validity and scope of the proprietary rights of others, this could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition, operating results, or future prospects.

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

We anticipate rendering multidisciplinary primary healthcare services through our clinics and distributing our medical cannabidiol products to locations in Canada and United States as well as operate our business in Canada and United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that are maintained internally and by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by government regulations are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records. A breach in the security of our service providers’ information technology systems could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. A significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers and employees, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third parties to provide services in connection with our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business, financial condition and results of operations.

We have entered into agreements with third parties that include, but are not limited to, information technology systems (including hosting our website, mobile application and our point-of-sale system), select marketing services, and employee benefits servicing. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Accordingly, we are subject to the risks associated with the third parties’ abilities to provide these services to meet our needs. Any failure by a third party to provide services for which we have contracted on a timely basis or within defined service level and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition, and results of operations.

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

Any future impact from a spread of virus, a pandemic, or any other public health epidemic on the Company’s operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of such potential public health epidemics, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations.

Risks Related to our Multidisciplinary Primary Healthcare Business

We may not be able to successfully implement our business growth initiatives for our multidisciplinary primary healthcare business on a timely basis or at all, which could harm our business, financial performance, financial position, and results of operations.

The growth of our multidisciplinary primary healthcare business depends on our ability to open and acquire new clinics and expand our roster of clinicians and staff to best service our multidisciplinary primary healthcare clinics and eldercare centric homes.

A component of our growth strategy is to increase the number of our multidisciplinary primary healthcare clinics through both the acquisition of existing clinics and the opening of new clinics while also engaging new contracts with new affiliate clinics and elder centric homes. Our ability to acquire and open profitable clinics and expand our clinician and staffing requirements depends on many factors, including our ability to:

●	access capital to fund future acquisitions and preopening expenses;
●	achieve brand awareness in new and existing markets;
●	manage costs, which could give rise to delays or cost overruns;
●	recruit, train, and retain qualified multidisciplinary primary healthcare clinicians and other staff in our local markets;
●	obtain favorable reimbursement rates for services rendered at the clinics;
●	successfully staff and operate new clinics and affiliated clinics and elder centric homes;
●	obtain all required governmental approvals, certificates, licenses and permits on a timely basis;
●	manage delays in the acquisition or opening of clinics;
●	compete for appropriate sites in new markets against other multidisciplinary primary healthcare competitors and clinics; and
●	maintain adequate information systems and other operational system capabilities.

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

The long-term success of our multidisciplinary primary healthcare business is highly dependent on our ability to successfully identify and acquire target clinics and identify and secure staffing opportunities.

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

The process of integration of an acquired clinic may subject us to a number of risks, including:

●	Failure to successfully manage relationships with multidisciplinary primary healthcare clinicians and other staff of the acquired clinic;
●	Demands on management related to the increase in size of our Company after the acquisition;
●	Diversion of management attention;
●	Potential difficulties integrating and harmonizing financial reporting systems;
●	Difficulties in the assimilation and retention of employees;
●	Inability to retain the multidisciplinary primary healthcare clinicians and other staff of the acquired clinic;
●	Inability to establish uniform standards, controls, systems, procedures and policies;
●	Inability to retain the patients of the acquired clinic;
●	Exposure to legal claims for activities of the acquired clinic prior to acquisition; and
●	Incurrence of additional expenses in connection with the integration process.

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

Clinics we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis. The cost of opening and operating new clinics may exceed our budget, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences, and healthcare spending patterns that are more difficult to predict, identify or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets and after closing acquisitions to build brand awareness. We may find it more difficult in new markets to hire, and we may not be able to retain and motivate qualified multidisciplinary primary healthcare clinicians and other personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may increase or be higher than anticipated.

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

Although we currently operate 14 corporate owned multidisciplinary primary healthcare clinics, our administrative, corporate, and general organizational infrastructure is designed to support numerous additional clinics. Consequently, we expect that our monthly expenses will continue to exceed our monthly cash receipts until we significantly increase the number of our multidisciplinary primary healthcare clinics. Depending on the results of our operations, we may need to raise additional capital to cover our operating and expansion costs.

To support our expansion strategy, we must have sufficient capital to continue making investments in new and existing clinics. Current funding sources and cash generated by our operations are not sufficient to allow us to sustain our expansion efforts. If this is the case, we may need additional equity or debt financing to provide the funds required to operate and expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or acquire new clinics at our projected rate and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results and may impose restrictions on the manner in which we operate our business. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Furthermore, if we are unable to obtain adequate capital, whether in the form of equity or debt, to fund our business and growth strategies we may be required to delay, scale back or eliminate some or all of our expansion plans, which may have a material adverse effect on our business, operating results, financial condition, or prospects.

The clinics that we intend to acquire or open may not meet our expectations.

In general, our business growth initiatives involve the acquisition and opening of strategically located clinics. Clinics that we intend to acquire and open may not meet our revenue or profit targets or may take longer than anticipated to achieve our expected revenue and profit targets. If our acquired or new clinics do not perform as planned, our business and future prospects could be harmed. If we are unable to manage successfully the potential difficulties associated with acquiring and opening new clinics, we may not be able to capture the efficiencies and opportunities that we expect from our expansion strategy. Our inability to capture expected efficiencies of scale, maintain patient volumes, improve our systems and equipment, continue our cost discipline, and retain appropriate physician and overall labor levels, could have a material adverse effect on our business, financial condition and results of operations.

If we open new clinics in existing markets, revenue at our existing clinics may be affected negatively.

The catchment area of our clinics varies by location and depends on a number of factors, including population density, other available convenient medical or multidimensional primary healthcare services, area demographics and geography. As a result, the opening of a new clinic in or near markets in which we already have clinics could adversely affect the revenues of those existing clinics. Existing clinics could also make it more difficult to build our patient base for a new clinic in the same market. We may selectively open new clinics in and around areas of existing clinics that are operating at or near capacity to serve effectively our patients, but revenue cannibalization between our clinics may become significant in the future as competition increases and as we continue to expand our operations. This could adversely affect our revenue growth, which could, in turn, adversely affect our business, financial condition, or results of operations.

We may be required to make capital expenditures in connection with our acquisitions to implement our growth strategy.

In order to maintain brand consistency across our multidimensional primary healthcare clinics, we may need to make significant capital expenditures to the interior and exterior of our clinics. This may include making real property improvements and upgrading our medical equipment to serve our patients and remain competitive. Changing competitive conditions or the emergence of significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. Along these lines, if the systems and technology of our target clinics differ from those we have chosen to utilize, we may be required to invest significant capital to either convert, terminate, or integrate the varying medical technology platforms. If we are unable to fund any such investment or otherwise fail to make the necessary capital expenditures, our business, financial condition, or results of operations could be materially and adversely affected.

Damage to our reputation or our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We must grow the value of our brand to be successful. We intend to further develop our reputation and brand of providing patients with high quality effective multidisciplinary primary healthcare services, and related products, delivered by respected clinicians and well-trained operational staff. Additionally, we place high value on building and maintaining a patient-centered culture. If we do not make investments in areas such as marketing and advertising, as well as the day-to-day investments required for clinic operations, equipment upgrades, and personnel training, the value of our brand may not increase or may be diminished. Any incident, real or perceived, regardless of merit or outcome, that adversely affects our brand, such as, but not limited to, patient disability or death due to malpractice or allegations of malpractice, failure to comply with federal, provincial or local regulations, including allegations or perceptions of non-compliance or failure to comply with ethical and operational standards, could significantly reduce the value of our brand, expose us to negative publicity and damage our overall business and reputation.

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

The multidisciplinary primary healthcare market is highly competitive, including competition for patients, strategic relationships, and commercial payor contracts, each of which could adversely affect our contract and revenue base.

The market for providing multidisciplinary primary healthcare services, and related products, is highly competitive, and all of our clinics and staffing opportunities face and will face competition, in varying degrees, from existing multidisciplinary primary healthcare providers. Walk-in clinics, hospital emergency rooms, private doctors’ offices, freestanding emergency clinics, independent laboratories, hospital- and payor-supported urgent care facilities, and occupational medicine clinics. We compete with national, regional, and local enterprises, some of which have greater financial and other resources available to them, greater access to clinicians, medically licensed physicians and other medical professionals or greater access to potential patients. Our clinics and staffing compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as varying appointment opportunities. We also compete on the basis of our multi-provinces, regional footprint, which we believe will be of value to both employers and third-party payors. As a result of the differing competitive factors within the markets in which we operate and will operate, the individual results of our clinics may be volatile. If we are unable to compete effectively with any of these entities or groups, we may be unable to implement our business strategies successfully, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to recruit and retain qualified multidisciplinary primary healthcare clinicians for our multidisciplinary primary healthcare clinics and staffing of affiliate clinics and eldercare centric homes.

Our success depends upon our ability to recruit and retain qualified multidisciplinary primary healthcare clinicians and other staff. There is currently a national shortage in Canada and United States of certain of these healthcare professionals. To the extent a significant number of multidisciplinary primary healthcare clinicians within an individual community or market decide to partner with competing multidisciplinary primary healthcare providers or hospitals and not with us, we may not be able to operate our clinics in such community. We face competition for such personnel from existing operators, hospital systems, entrepreneurial start-ups, and other organizations. This competition may require us to enhance wages and benefits to recruit and retain qualified personnel. Our inability to recruit and retain these professionals could have a material adverse effect on our ability to grow or be profitable.

We may not be able to prohibit or limit our multidisciplinary primary healthcare clinicians from competing with us in our local markets.

In certain provinces in Canada in which we operate or intend to operate and states in the United States in which we intend to operate, non-compete, non-solicitation, and other negative covenants applicable to employment or ownership are judicially or statutorily limited in their effectiveness or are entirely unenforceable against multidisciplinary primary healthcare professionals. As a result, we may not be able to protect our operational processes, procedures, and general trade secrets or limit insiders from using competitive information against us or competing with us, which could have a material adverse effect on our ability to remain competitive.

With respect to our operations in Canada, we may be unable to enter into or maintain contracts for our affiliate multidisciplinary primary healthcare clinics and eldercare focused facilities or services on favorable terms with commercial payors.

In Canada, a significant portion of our net patient service revenue is derived from nongovernmental, extended health insurers which provide reimbursement based on a pre-allocated amount disbursed as a cash payment for services, and related products, provided to the patient.

With respect to our anticipated expansion of our operations into the United States, we may be unable to enter into or maintain contracts for our multidisciplinary primary healthcare clinics and services on favorable terms with commercial payors in the United States.

With respect to our anticipated expansion of our operations into the United States, we anticipate that a significant portion of our net patient service revenue will be derived from nongovernmental, third-party payors, or commercial payors, such as managed care organizations, commercial insurance providers and employer-sponsored healthcare plans. These commercial payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements include fee-for-service, PPOs and health maintenance organizations, as well as prepaid and discounted medical service packages and capitated, or fixed fee, contracts. Rates for health maintenance organization benefit plans are typically lower than those for PPOs or other benefit plans that offer broader provider access.

Frequently, commercial payors classify or may reclassify our multidisciplinary primary healthcare services differently. Such distinctions may result in different payment and reimbursement structure. Such differences may affect costs to the patient through increased copayments, deductibles and other cost-sharing mechanisms and, accordingly, patient choice of provider.

There is often pressure to renegotiate reimbursement levels, particularly in connection with changes to Medicare. Typically, commercial payors reimburse us based upon contracted discounts to our established base rates. If managed care organizations and other commercial payors reduce their rates or we were to experience a significant shift in our revenue mix toward Medicare or Medicaid reimbursements, then our revenue and profitability would be adversely affected and our operating margins would be reduced. Commercial payors often demand discounted fee structures, and the trend toward consolidation among commercial payors tends to increase their bargaining power over fee structures. Because some commercial payors rely on all or portions of Medicare fee schedules to determine payment rates, changes to government healthcare programs that reduce payments under these schedules may negatively impact payments from commercial payors. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with commercial payors. For example, some of our competitors may negotiate exclusivity provisions with commercial payors or otherwise restrict the ability of commercial payors to contract with us. We may be excluded from participating in commercial payor networks, making it more expensive for certain patients to receive treatment at our clinics. Our results of operations will depend, in part, on our ability to retain and renew managed care contracts as well as enter into new managed care contracts on terms favorable to us. Our inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

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

Government healthcare programs may reduce reimbursement rates.

Our competition will also be the Canadian healthcare system which is a government sponsored system that began in 1957, when Parliament approved the Hospital Insurance and Diagnostics Services Act. The Act provided free acute hospital care, laboratory and radiological diagnostic services to Canadians. By 1961, agreements were in place with all the provinces and 99% of Canadians had free access to the healthcare services covered by the legislation. The Act was followed by the Medical Care Act of 1966 that provided free access to physician services. By 1972, each province had established its own system of free access to physician services. The federal government shared in the funding. In 1984, the Government of Canada passed the Canada Health Act (CHA). The Canada Health Act created a publicly administered healthcare system that is comprehensive, universal and accessible. All medically necessary procedures are provided free of charge. The system provides diagnostic, treatment and preventive services regardless of income level or station in life. Access to care is not based on health status or ability to pay. Coverage is portable between provinces and territories. We can give no assurance that we will be able to effectively compete in this market.

In recent years, in the United States, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the healthcare system. Any change in the laws, regulations, or policies governing the healthcare system could adversely affect reimbursement rates and our operations and financial condition. Enacted in March 2010, the ACA seeks to expand healthcare coverage, while increasing quality and limiting costs. The ACA substantially changes the way healthcare is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state healthcare reforms measures there could be limits to the amounts that federal and state governments will pay for healthcare services, which could result in reduced demand or profitability of our services.

Furthermore, if due to an allegation of fraud or any other reason one or more of our multidisciplinary primary healthcare clinicians or practitioners is no longer entitled to bill and receive payment for services rendered to patients whose treatment is paid in whole or in part by a governmental payor, our revenue may be negatively impacted, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

If payments from commercial or governmental payors are significantly delayed, are reduced or eliminated, our business, prospects, results of operations and financial condition could be adversely affected.

We depend upon compensation from third-party payors for the services provided to patients by our multidisciplinary primary healthcare clinicians and practitioners in our clinics, affiliate clinics and eldercare centric homes serviced by our clinicians. The amount that we receive through our clinics in payment for their services may be adversely affected by factors we do not control, including federal, provincial, or local regulatory changes, cost-containment decisions, and changes in reimbursement schedules of third-party payors and legislative changes. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.

Additionally, the reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when multidisciplinary primary healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments by third-party payors may be difficult or cost prohibitive to appeal, and such changes could materially reduce the actual amount we receive from those payors. Delays and uncertainties in the reimbursement process may be out of our control and may adversely affect us.

Significant changes in our payor mix resulting from fluctuations in the types of patients seen at our clinics could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our results may change from period to period due to fluctuations in payor mix or other factors relating to the type of treatment performed by clinicians at our clinics. Payor mix refers to the relative amounts we receive from the mix of persons or entities that pay or reimburse us for healthcare services. Because we generally receive relatively higher payment rates from commercial payors than from governmental payors or self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or patients whose treatment is paid in whole or part by a governmental payor, which could occur for reasons beyond our control, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Failure to bill timely or accurately for our services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for our services is often complex and time-consuming. The practice of providing multidisciplinary primary healthcare services, and related products, in advance of payment or prior to assessing a patient’s ability to pay for such services may have a significant negative impact on our patient service revenue, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients, various forms of commercial payors, government payors and insurance payors. Billing requirements that must be met prior to receiving payment for services rendered often vary by payor. Self-pay patients and third-party payors may fail to pay for services even if they have been properly billed. Reimbursement is typically dependent on our providing the proper procedure and diagnosis codes.

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

With respect to our Canadian operations and our anticipated expansion of our operations into the United States, a successful challenge by tax authorities to our treatment of certain multidisciplinary primary healthcare clinicians and practitioners as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these multidimensional primary healthcare clinicians and practitioners.

With respect to our Canadian operations and our anticipated expansion of our operations into the United States, certain of our multidisciplinary primary healthcare clinicians and practitioners may be engaged as independent contractors by our state-level operating subsidiaries. If these personnel are treated as independent contractors rather than as employees, our state-level operating subsidiaries will not (i) withhold federal, state or local or state income or other employment related taxes from their compensation, (ii) make federal, provincial, state or local federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. Although we will have contracts with these licensed multidisciplinary primary healthcare clinicians obligating them to pay these taxes and other costs, if a challenge to our treatment of these licensed multidisciplinary primary healthcare clinicians and practitioners as independent contractors by federal, state, or local authorities were successful and they were treated as employees instead of independent contractors, we could be liable for taxes, penalties, and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these personnel and, have a material adverse effect on our business, financial condition, and results of operations.

Currently, our corporate owned clinics and affiliate clinics are located in the Canadian provinces of Ontario, Alberta, Nova Scotia and Newfoundland making us particularly sensitive to regulatory, economic, and other conditions in those provinces.

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

Our clinics’ patient and staffing volumes are sensitive to seasonal fluctuations. Typically, winter months see a higher occurrence of motor vehicle and winter weather related accidents, such as falling, however; the timing and severity of these can vary dramatically. Additionally, in the United States as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

We could be subject to lawsuits for which we are not fully insured.

Medical professionals, including multidisciplinary primary healthcare clinicians and practitioners, have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. In Canada, our clinicians and practitioners, whether an employee or independent contractor, are responsible for their own professional liability insurance coverage. As provided in Canadian rules and regulations, our liability insurance coverage is not required to cover our clinicians and practitioners. As we expand in the United States, we anticipate procuring insurance coverage for our affiliated multidimensional primary healthcare clinicians, practitioners, and corporate entities. In addition, as we expand our menu of services and related products through our various Medical Technology Platforms or possible acquisition of a medical licensed primary care practice, we will be subject to lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision, and credentialing.

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

Risks Related to Healthcare Regulation

The healthcare industry is heavily regulated, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state, provincial and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and products, our contractual relationships with our clinicians, vendors, patients and our marketing activities and other aspects of our operations. If we fail to comply with these laws and regulations, we could be exposed to civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from government healthcare programs. Any action against us for violation of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Our clinicians and practitioners are also subject to ethical guidelines and operating standards of professional and private accreditation agencies.

The laws, regulations and standards governing the provision of healthcare services, and related products, may change significantly in the future, and these changes may materially and adversely affect our business. Furthermore, a review of our business by regulatory or accreditation authorities could result in determinations that could adversely affect our operations.

Our Canadian clinics are and will be subject to numerous statutes and regulations. Additionally, given our intention to expand and begin operations in the United States, we will be subject to numerous U.S. statutes and regulations. Failure to comply with these laws and regulations could result in civil or criminal sanctions.

The operation of our clinics in Canada subjects us, and will subject us, to many provincial laws and regulations, following the projected expansion of our Company’s operations to the United States, federal and state laws in the United States. In general, whether directly or through boards, agencies, or other delegated authorities, regulating the ownership and dispensing of controlled substances, the retention and storage of medical records, patient privacy and protection of health information, the licensure of multidisciplinary primary healthcare providers, including clinicians, and the clinical supervision, by physicians, of nurse practitioners and physician assistants, among other aspects of our operations are regulated. All such laws and regulations, and the applicable interpretations of such laws and regulations, are subject to change.

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

With respect to our anticipated expansion of our operations into the United States, state regulation of the expansion of multidisciplinary primary healthcare clinics could prevent us from reaching our expansion objectives.

In the United States, many states have certificate of need programs that require some level of prior approval for the development, acquisition, or expansion of healthcare sector related facilities. With respect to our anticipated expansion of our operations into the United States, in the event we choose to acquire or open clinics in a state that does require such approval, we may be required to obtain a certificate of need before the acquisition or opening occurs. If we are unable to obtain such approvals, we may not be able to move forward with the planned activity.

Only a few states currently require the licensure of multidisciplinary primary healthcare clinics such as ours. The lack of a specific licensure process for our clinics in the vast majority of states may lead state legislators or regulators to regulate aggressively the growth of our industry, potentially seeking to treat our industry in a manner similar to hospitals or freestanding emergency departments. Further, the growing number of urgent care clinics and freestanding emergency departments may lead to legislation or regulations requiring us to change substantially our operations or cease our operations in that state entirely. Any such requirements could have a material adverse effect on our prospects and growth strategy.

Our services, and related products, are subject to comprehensive laws and regulations that govern the manner in which we bill and are paid for our services by third-party payors, and the failure to comply with these requirements can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

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

Past and future legislation related to the healthcare industry and other changes in the healthcare industry could adversely affect our business, financial condition, and results of operations.

The healthcare industry is subject to legislative and regulatory changes, as well as changes from other influences. The government may continue reviewing and assessing healthcare delivery and payment systems and may in the future adopt legislation making additional fundamental changes in the healthcare system. There is no assurance that such changes will not have a material adverse effect on our business, financial condition, or results of operations. Continued efforts to shift healthcare costs to the patient (through co-payments, deductibles, and other mechanisms) could adversely affect our business, financial condition, and results of operations.

We are subject to the Canada Health Act, Canada’s National Health Insurance Program and Food and Drugs Act and analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

In Canada, some healthcare services are public, some are private with a number of different entities involved in regulating and providing their delivery. While there is a perception that all healthcare in Canada is publicly funded, the publicly funded system is generally restricted to “medically necessary” hospital and physician services, and provincial or territorial drug plans that provide access to prescription drugs to residents over the age of 65 or those residents who rely on social assistance programs. Publicly funded services are delivered through a combination of public and private providers and funding comes from the Canadian federal government, which sets national standards, and the provincial and territorial governments, which regulates the delivery of services and determines those services that are deemed “medically necessary” (i.e., publicly funded) within the context of their own unique fiscal and political environment. In addition, there are a wide array of health products and services that are not subject to coverage under the public health insurance plans that are provided on a private payer basis.

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

The provincial/territorial level of government has comprehensive authority over the delivery of healthcare services. Other examples of provincial responsibility include the regulation of hospitals and other health facilities, administration of health insurance plans, distribution of prescription drugs and regulation of health professionals.

However, many health industry sectors are subject to at least some degree of regulation or oversight by both levels of government.

Canada’s National Health Insurance Program

Canada’s “national” health insurance program, a publicly funded single-payer system often referred to as “Medicare,” is designed to ensure that all Canadian residents have universal access to medically necessary hospital and physician services through the provincial and territorial healthcare insurance plans.

The Canada Health Act

The Canada Health Act is the federal legislation that provides the foundation for the Canadian healthcare system. The Act is administered by Health Canada, the federal department with primary responsibility for maintaining and improving the health of Canadians. However, neither the Canada Health Act nor Health Canada have direct authority to regulate the health insurance plans that give effect to the publicly funded health insurance system that is in place across the country. Instead, the Act establishes certain values and principles and sets out criteria and conditions that each publicly funded health insurance plan is required to meet in order to qualify for federal funding through the Canada Health Transfer. As federal funding is critical to the ability to fund “medically necessary” hospital and physician services, each provincial and territorial health insurance plan must satisfy the requirements of public administration; universality; portability; comprehensiveness; and accessibility.

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

The products and services available to Canadians through the publicly funded health insurance system are supplemented by a wide array of health products and services that are not, as a general matter, subject to coverage under the public health insurance plans. For example, prescription drug coverage, dental services and vision care are generally provided on a private payer basis. However, many jurisdictions provide coverage for these types of services to seniors and those who face financial or other barriers to privately funded healthcare. There are also a growing number of providers that offer ancillary healthcare services. Examples include elective surgical or cosmetic procedures.

Regulation of Health Professionals and Health Facilities

Health professionals and healthcare facilities are subject to federal laws of general application, but the regulation of such matters is largely a matter of provincial jurisdiction.

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

Residential healthcare facilities other than hospitals, such as nursing homes, long-term care facilities, pharmacies, laboratories and specimen collection clinics are, in most jurisdictions, privately owned and operated pursuant to provincial licenses and oversight. However, the degree to which such health facilities and other providers are regulated generally depends on the nature of the products and services being provided.

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

The scope and enforcement of each of these laws is uncertain and subject to constant change. Federal and provincial enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. Although we conduct our business in compliance with all applicable federal and provincial fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted with any certainty. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or will be found to be in compliance with applicable fraud and abuse laws. Further, responding to investigations can be time consuming and result in significant legal fees and can potentially divert management’s attention from the Company.

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

Risks Related to our Telemedicine Medical Technology Platform, RPM Medical Technology Platform and Novo Connect Medical Technology Platform

We may be unsuccessful in the development, usage, application and commercialization of each or all of our Medical Technology Platforms.

Our Telemedicine Medical Technology Platform, which is currently operating with limited usage and remains primarily under development, is intended to provide patients with real-time access to third-party primary care medically licensed physicians and specialists in various disciplines as well as multidisciplinary healthcare clinicians. Telemedicine is transforming traditional approaches to all components of the health industry by providing ease of access and reduced costs for patients, particularly in areas with limited access to primary care licensed physicians, nurses, nurse practitioners, specialists and multidisciplinary primary care clinicians. Our advanced Telemedicine Medical Technology Platform intends to integrate certain medical devices, such as a blood pressure reading device, a derma scope and an ophthalmoscope otoscope, each of which can provide the doctor with real-time diagnostic data, greatly enhancing the doctor’s ability to provide the patient with an accurate diagnosis. Our Telemedicine Medical Technology Platform is intended to allow any type of healthcare clinic or location to install and utilize our Telemedicine Medical Technology Platform at a relatively low-cost point of entry.

Our RPM Medical Technology Platform, which is currently operating with limited usage and remains primarily under development, is intended to empower a patient with real-time vital sign information while maintaining a direct technology link from patient to clinician or medical practitioner. The transfer of vital information from home to clinic or patient to clinician allows for the delivery of high quality, non-redundant diagnostic based proactive healthcare. We intend to expand our RPM Platform to not only our Canadian clinics and affiliate clinics but to clinics and medically licensed providers throughout Canada and the United States.

Our Novo Connect Medical Technology Platform is currently in development and limited commercialization. Novo Connect is intended to be a cloud-based app designed as a secure patient-centered portal which will allow the integration of numerous source systems for patient interface by facilitating communication between the patient and the patient’s provider. The Novo Connect app will be developed for Web, iOS and Android application to optimize communication between source systems. Novo Connect is being designed to allow patients to have direct control of their overall healthcare and wellness by providing a suite of secure, reliable engagement features

The success of our Medical Technology Platforms will be highly dependent upon our ability to develop relationships with both Canadian based and United States based medically licensed primary care providers and specialist in addition to multidisciplinary primary healthcare clinicians.

Our success will be highly dependent upon our ability to develop relationships with our patients, primary care medically licensed physicians, nurse practitioners, and specialists in addition to multidisciplinary primary healthcare clinicians and practitioners. If we cannot generate relationships with these medical professionals to translate into service contracts or licensing agreements for our Medical Technology Platforms, we may need to cease the development and commercialization of each or all Medical Technology Platform.

Our Medical Technology Platforms may not be accepted in the Canadian and United States marketplace.

Uncertainty exists as to whether our Medical Technology Platforms will be accepted by potential users; including, but not limited to third-party Canadian based and United States based primary care medically licensed physicians and specialists in various medical disciplines, multidisciplinary primary care clinicians and practitioners; as well as patients. A number of factors may limit the market acceptance of our Medical Technology Platforms including the price relative to other product offerings. There is a risk that primary care medically licensed physicians and specialists, multidisciplinary primary healthcare clinicians or patient acceptance will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our Medical Technology Platforms will be new in the market, primary care medically licensed physicians and specialists, multidisciplinary healthcare clinicians, or patient acceptance will elect not to use each or all of our Medical Technology Platforms simply because it will provide ease of access and reduced costs for patients.

Primary care medically licensed physicians and specialists, multidisciplinary healthcare clinicians and patients need to be persuaded that our Medical Technology Platform services are justified for the anticipated benefit, but there is no assurance that sufficient numbers of patients will be convinced to enable a successful market to develop for each or all of our Medical Technology Platforms.

In the event that we are not able to market and significantly increase the number of primary care medically licensed physicians and specialists, multidisciplinary healthcare clinicians, or patients that use our Medical Technology Platforms, or if we are unable to charge the necessary prices, we may need to cease operating each or all of our Medical Technology Platforms.

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

The operational success of our Medical Technology Platforms will depend on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services and could result in the loss of primary care medically licensed physicians and specialists, multidisciplinary primary care clinicians or patients. While all our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

Additionally, significant delays in the planned delivery of system enhancements, improvements, and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we currently carry, and intend to continue to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers’ and their end users’ confidential and proprietary information.

Our Medical Technology Platforms are and will continue to be designed to maintain the confidentiality and security of our patients’ confidential and proprietary data stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

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

We will be applying to obtain trademark and copyright protection, and possibly patent protection as applicable, but cannot guarantee we will obtain these applications and protections for each or all of our Medical Technology Platforms.

We believe that our success and competitive position will depend in part on our ability to submit for, obtain, and maintain copyright, trademark, and possibly patent protection for each or all of our Medical Technology Platforms. We are still in the process of evaluating the patent potential of each and all of our Medical Technology Platforms given the various applications are open source. The Patent Office typically requires 12-24 months or more to process a patent application with the entire patent process being both costly and time-consuming. If the Company pursues copyright, trademark and/or patent application and protection, there can be no assurance that any of our potential patent applications will be approved. Also, there can be no assurance that any copyright, trademark or potential patents issued or licensed to us will provide protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of each or all of our Medical Technology Platforms. The cost of litigation to uphold the validity of a copyright, trademark, and/or patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States and Canada are maintained in secrecy until the patent issues and, since publication of patents tends to lag actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending-patent applications or the first to file patent applications on such inventions. As of August 31, 2024, the Company has not filed any trademark, copyright or patent applications related to our Medical Technology Platforms.

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

Risks Related to the United States Regulatory System as to Medicinal CBD Products

Possible yet unanticipated changes in U.S. federal and state law could cause any products that we may launch, containing hemp-derived CBD oil, to be illegal, or could otherwise prohibit, limit or restrict any of our prospective products containing CBD.

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

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMP’s, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners may be unable to continue to operate their and our business in its current or planned form or at all.

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

Confusion between legal CBD and illegal cannabis.

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

Our common stock currently trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “NVOS.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national securities exchange like The Nasdaq Stock Market or the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;
●	the absence of securities analysts covering us and distributing research and recommendations about us;
●	we may have a low trading volume;
●	overall market fluctuations;
●	announcements concerning our business or those of our competitors;
●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	conditions or trends in the industry;
●	litigation;
●	changes in market valuations of other similar companies;
●	future sales of common stock;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 19,730,247 shares of our common stock outstanding as of December 17, 2024, approximately 18,101,244 shares are tradable without restriction. Given the limited trading of our common stock, re-sale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

We do not have any long-term contracts with our suppliers or with our customers for our current or planned products. We also do not have many written contracts with our customers. There can be no assurance that these suppliers will continue to sell to us on prior or current terms, or at all and likewise there can also be no assurance that our customers will continue to purchase from us or that we can obtain customers to purchase our planned products. We may not be able to maintain our relationships with our suppliers and customers, or we may be unable to find alternate suppliers or customers in a timely fashion. Should this occur, our revenues and results of operations will be negatively affected. Additionally, we or our suppliers may encounter unforeseen delays or shortfalls in manufacturing, and our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our current and planned products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our current and planned products by maintaining our relationships with our suppliers or successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our current and planned products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products may require developing specific production processes for those products. Developing such processes could be time-consuming and any unexpected difficulty in doing so can delay the introduction of a product.

Our revenues are highly dependent upon private-label distributor customers.

Our revenues are highly dependent on private-label distributor customers which comprise most of our revenues from our current manufacturing operations. All sales made under a private label relationship are made on a purchase order basis and there are no long-term contracts. There can be no assurance that our existing private label relationships will continue in the future or that we will be able to obtain new private label relationships on an ongoing basis, if at all. Our private label customers can reduce the products they order from us or cease ordering products from us at any time without notice. There can be no assurance that these private label customers will continue to place orders with us, that orders by such customers will continue at their previous levels or that we can replace any such lost business. Should this occur, our revenues and results of operations will be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our IT team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

The Company is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Company has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Executive Officer. Working in close coordination with the Board of Directors, the CEO oversees our governance programs, including testing our compliance standards, remediating known risks, and has ongoing direct interaction with our IT department and periodic interaction with external cybersecurity experts, as needed.

The Chief Executive Officer is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Executive Officer, with the assistance from of both our IT department and external consultants, as needed, implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system checks to identify potential vulnerabilities. In the event of a cybersecurity incident, the Chief Executive Officer is well prepared to initiate immediate actions to mitigate the impact and initiate long-term strategies for remediation and prevention of future incidents.

The Chief Executive Officer regularly communicates with senior management and the Board of Directors on cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they are engaged in comprehensive oversight and can provide guidance on critical cybersecurity issues on a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

ITEM 2. PROPERTIES

We currently maintain a corporate address at 11120 NE 2nd Street, Suite 100, Bellevue, Washington 98004. Our telephone number there is (206) 617-9797. We pay no rent or other fees for the use of the Company’s corporate address.

Our wholly owned subsidiary, Novo Healthnet Limited, has corporate offices located at 3905 Major MacKenzie Drive, Suite 115, Vaughan Ontario Canada L4H 4J9. This location is approximately 1,160 square feet. The lease expires on June 30, 2027. Terms of the lease provide for a base rent payment of CAD$3,059 (including HST) (approximately $2,248 as of August 31, 2024) per month.

Novo Healthnet Limited currently operates our 14 corporate-owned clinics through standard tenancy agreements out of leased properties located at:

(1)	Novo Healthnet Limited (Niagara Falls)
4056 Dorchester Rd., Suites 104 & 105, Niagara Falls, Ontario L2E 6M9, Canada;

(2)	Novo Healthnet Limited (Windsor)
250 Tecumseh Rd. E., Building 100, Unit 150, Windsor, Ontario N8X 2R3, Canada;

(3)	Back on Track Physio & Health Centres (Scarborough)
8 Glen Watford Drive, Unit G3-G5, Scarborough, Ontario M1S 2C1, Canada;

(4)	Back On Track Physio & Health Centres (Antares)
6 Antares Drive Ph 1, Unit 3, Nepean, Ontario K2E 8A9, Canada;

(5)	Back On Track Physio & Health Centres (Richmond Oaks)
6265 Perth St, Richmond, Ontario K0A 2Z0, Canada;

(6)	Back On Track Physio & Health Centres (Hunt Club)
380 Hunt Club Rd. Suite 107, Ottawa, Ontario K1V 1C1, Canada;

(7)	Back On Track Physio & Health Centres (Findlay Creek)
4744 Bank Street, Unit 2, Gloucester, Ontario K1T 0K8, Canada;

(8)	Back On Track Physio & Health Centres (Bells Corners)
2006 Robertson Rd., Unit 2, Nepean, Ontario K2H 1A5, Canada;

(9)	Back On Track Physio & Health Centres (Manotick)
5230B Mitch Owens Road, Manotick, Ontario K4M 1B2, Canada;

(10)	Back On Track Physio & Health Centres (Carleton Place)
515 McNeely Drive, Unit 3, Carleton Place, Ontario K7C 0A8, Canada;

(11)	Back On Track Physio & Health Centres (Kemptville)
301 Rideau Street, Kemptville, Ontario K0G 1J0, Canada;

(12)	Back On Track Physio & Health Centres (Perth)
9 Eric Devlin Lane. Unit 100, Perth, Ontario K7H 0C4, Canada;

(13)	Back On Track Physio & Health Centres (Rockland)
2741 Chamberland St., Unit 208 Rockland, Ontario K4K 0B8 Canada.

(14)	Fairway Physiotherapy – NovaCare
1600 Dease St. Thunder Bay, Ontario P7C 5H4 Canada

NHL leases premises for the foregoing 14 corporate-owned clinics, ranging in terms of 0 to 8 years with monthly lease rates ranging from CAD$904 (approximately $665 as of August 31, 2024 to CAD$11,065 (approximately $8,132 as of August 31, 2024). The aggregate monthly rent for the corporate-owned clinic properties is CAD$103,650 (approximately $76,172 as of August 31, 2024). Two of the leases are month-to-month with 30-days’ notice for either party and the remaining 12 corporate-owned clinic leases have expiration dates between 2027 and 2031.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets Pink Current Information tier under the symbol “NVOS.” Prior to November 6, 2024, our common stock was listed on the Nasdaq Capital Market. The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

On November 6, 2023, the Company effectuated a 1-for-10 reverse stock split (the “Reverse Stock Split”) effective immediately after the close of trading on the Nasdaq Capital Market and the Company’s common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable.

For the fiscal years ended August 31, 2024 and 2023, the following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market (“Nasdaq”). For the fiscal year ending August 31, 2023 through December 17, 2024, the following table sets forth the range of high and low closing bid quotations for our common stock as reported by the OTC Markets Group. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended August 31, 2023

First Quarter (September 1, 2022 through November 30, 2022)	$16.9000	$2.1100
Second Quarter (December 1, 2022 through February 28, 2023)	$3.3000	$1.0100
Third Quarter (March 1, 2023 through May 31, 2023)	$2.4200	$1.0000
Fourth Quarter (June 1, 2023 through August 31, 2023)	$2.5000	$0.6900

Fiscal Year Ended August 31, 2024

First Quarter (September 1, 2023 through November 30, 2023)	$5.3800	$1.0000
Second Quarter (December 1, 2023 through February 29, 2024)	$1.5200	$0.5500
Third Quarter (March 1, 2024 through May 31, 2024)	$1.4100	$0.4160
Fourth Quarter (June 1, 2024 through August 31, 2024)	$1.2400	$0.2950

Fiscal Year Ending August 31, 2025

First Quarter (September 1, 2024 through November 30, 2024)	$0.3490	$0.0270
Second Quarter (December 1, 2024 through December 17, 2024)	$0.0580	$0.0300

On December 17, 2024, the closing price of our common stock as reported on the OTC Markets Pink Current Information tier was $0.0300 and there were approximately 550 active shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

During the fiscal year ended August 31, 2024, the Company effectuated the following stock issuances that were not registered under the Securities Act:

●	On September 5, 2023, 75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement.

●	On September 18, 2023, 53,567 restricted shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were issued on February 23, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill.

●	On September 18, 2023, 75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement.

●	On September 21, 2023, 519,845 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between FirstFire and the Company.

●	On October 3, 2023, 75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement.

●	On October 9, 2023, 73,767 restricted shares of common stock were issued in exchange for certain non-voting special shares of Novo Healthnet Limited (“NHL”), previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 17, 2021.

●	On October 12, 2023, 53,532 restricted shares of common stock were issued to FirstFire upon the cashless exercise of all warrants. The warrants were issued on March 21, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued by the Company to FirstFire, on March 21, 2023.

●	On October 18, 2023, 75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement.

●	On October 23, 2023, 138,703 restricted shares of common stock were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were granted on June 20, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $445,000 promissory note issued, by the Company to Mast Hill, on June 20, 2023.

●	On November 8, 2023, 75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement.

●	On November 21, 2023, 30,675 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL.

●	On November 21, 2023, 18,405 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL.

●	On December 21, 2023, 457,128 restricted shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between Mast Hill and the Company.

●	Between March 14, 2024 and April 4, 2024, 826,203 restricted shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 12, 2023, between Mast Hill and the Company.

●	On April 4, 2024, 480,000 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 18, 2023, between FirstFire and the Company.

The above issuances and sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D and/or Regulation S under the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Novo Integrated Sciences, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Novo Integrated,” “we,” “us” or “our”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included elsewhere in this Annual Report on Form 10-K.

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

First Pillar – Service Networks for Hands-on Patient Care

Our clinicians and practitioners provide certain multidisciplinary primary health care services, and related products, beyond the medical doctor first level contact identified as primary care. Our clinicians and practitioners are not licensed medical doctors, physicians, specialists, nurses or nurse practitioners. Our clinicians and practitioners are not authorized to practice primary care medicine and they are not medically licensed to prescribe pharmaceutical based product solutions.

Our team of multidisciplinary primary health care clinicians and practitioners provide assessment, diagnosis, treatment, pain management, rehabilitation, education and primary prevention for a wide array of orthopedic, musculoskeletal, sports injury, and neurological conditions across various demographics including pediatric, adult, and geriatric populations through our 14 corporate-owned clinics, a contracted network of affiliate clinics, and eldercare related long-term care homes, retirement homes, and community-based locations in Canada.

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

NovoConnect, the Company’s proprietary mobile application with a fully securitized tech stock, telemedicine/telehealth and remote patient monitoring fall under this Second Pillar. In October 2021, we launched MiTelemed+, Inc. (“MiTelemed”), a joint venture with EK-Tech Solutions Inc. (“EK-Tech”). MiTelemed operates, supports and expands access and functionality of iTelemed, EK-Tech’s enhanced proprietary telehealth platform. MiTelemed+, through the iTelemed platform, allows us to offer the patient and the practitioner a sophisticated and enhanced telehealth interaction. Through the interface of sophisticated peripheral based diagnostic tools operated by skilled support workers in the patient’s remote location, we believe that the practitioner’s ability and comfort to provide a uniquely comprehensive evaluation, diagnosis, and treatment solution is dramatically elevated.

Third Pillar – Health and Wellness Products

We believe our science first approach to product offerings further emphasizes the Company’s strategic vision to innovate, evolve, and deliver over-the-counter preventative and maintenance care solutions as well as therapeutics and personalized diagnostics that enable individualized health optimization.

As the Company’s patient base grows through the expansion of its corporate owned clinics, its affiliate network, its micro-clinic facility openings, its interconnected technology platforms, and other growth initiatives, we believe the development and distribution of high-quality wellness product solutions is integral to (i) offering effective product solutions allowing for the customization of patient preventative care remedies and ultimately a healthier population, and (ii) maintaining an on-going relationship with our patients through the customization of patient preventative and maintenance care solutions.

The Company’s product offering ecosystem has been built through strategic acquisitions and engaging in licensing agreements with partners that share our vision to provide a portfolio of products that offer an essential and differentiated solution to health and wellness globally. Our 2021 acquisitions of Acenzia, PRO-DIP, LLC (“PRO-DIP”) and Terragenx Inc. (“Terragenx”) support this Third Pillar. The Company owns a 91% controlling interest in Terragenx. On March 15, 2022, PRO-DIP was issued U.S. Patent No. 11,273,965 by the U.S. Patent and Trademark Office. The ‘965 patent relates to PRO-DIP’s novel technology for manufacturing its oral supplement pouches. On April 4, 2022, NHL was granted a Natural Product Number (NPN) by Health Canada for IoNovo GO Iodine which is the Company’s forth iodine related product to recently be granted a NPN by Health Canada following IoNovo Pure Iodine, IoNovo Iodide, and IoNovo for Kids pure iodine oral spray.

We have two reportable segments: healthcare services and product sales. For fiscal year 2024, revenues from healthcare services and product sales were 62% and 37%, respectively, of the Company’s total revenues for the year. We expect the percentage of revenues generated from the product sales segment to continue as a greater percentage compared to the revenue generated from healthcare services over the coming quarters.

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

On April 9, 2024, the Company paid the full balance owed on the September 2023 Mast Hill Note in the principal amount of $3,228,774 and the interest amount of $30,571. As of August 31, 2024, the September 2023 Mast Hill Note was paid in full.

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

On April 9, 2024, the Company paid the full balance owed on the September 2023 FirstFire Note in the principal amount of $82,761 and the interest amount of $1,552. As of August 31, 2024, the September 2023 FirstFire Note was paid in full.

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

2023 Equity Incentive Plan

On September 29, 2023, stockholders of the Company approved the 2023 Equity Incentive Plan.

Reverse Stock Split

On November 6, 2023, the Company effectuated the Reverse Stock Split effective immediately after the close of trading on the Nasdaq Capital Market and the Company’s common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on November 7, 2023. As a result of the Reverse Stock Split, every 10 pre-split shares of common stock outstanding became one share of common stock, with fractional shares rounded up to the next higher whole share. The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value of the common stock, or modify any rights or preferences of shares of the Company’s common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards and warrants, as applicable. See “—Nasdaq Delisting” below.

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

Within two business days following the Company’s execution of the Ophir Agreement, the Company was required to, and did, deposit $25,000 with the Successor Receiver. In addition, to extend and maintain exclusivity related to the Ophir Agreement, (i) during the three month period ended February 2024, the Company paid additional deposits, totaling $75,000, to the Successor Receiver; (ii) during the three-month period ended May 2024, the Company paid additional deposits, totaling $100,000, to the Successor Receiver; and (iii) subsequent to the period ended May 31, 2024, the Company paid an additional deposit, totaling $30,000, to the Successor Receiver for an aggregate deposit amount of $230,000. These amounts are non-refundable.

Pursuant to the terms of the Ophir Agreement, the Company agreed to pay $60,000,000 to the Successor Receiver to purchase the Ophir Collection. On October 17, 2024, the Ophir Agreement was terminated. On such date, the Successor Receiver filed notice with the Court that the Successor Receiver canceled, without objection by the Company, the Ophir Agreement.

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards. The Company is evaluating the status of the Policy in light of the delisting from the Nasdaq Capital Market.

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

Nasdaq Delisting

On February 9, 2024, the Company received a letter from Nasdaq’s Listing Qualifications Staff indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Original Notice”). At that time, the Company was provided a compliance period of 180 calendar days from the date of the Original Notice, or until August 7, 2024, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

As the Company did not regain compliance with the Minimum Bid Price Requirement by August 7, 2024, and it was determined by the Nasdaq Staff that the Company should not be eligible for another 180 calendar-day extension, the Company received a delisting determination letter on August 9, 2024. The Company timely requested a hearing before a Nasdaq Hearing Panel (“Panel”) and provided the Panel with a plan to regain compliance. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

On November 4, 2024, the Company received a letter from Nasdaq indicating that the Company’s common stock would be delisted from Nasdaq and trading in the Company’s common stock would be suspended at the open of trading on November 6, 2024. Beginning at the open of trading on November 6, 2024, trading of the Company’s common stock continued on the OTC Market’s Pink Current Information tier under the symbol “NVOS.”

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

Appointment of Robert Oliva as President

Pursuant to Mr. David’s departure as President, the Board of Directors of the Company appointed Robert Oliva as President, effective February 15, 2024. Mr. Oliva previously served the Company between January 26, 2021 and June 30, 2022 in the role of Director. During his time as Director, Mr. Oliva has also served the Company as a member of the Compensation Committee and Nominating and Corporate Governance Committees. On June 30, 2022, Mr. Oliva resigned from the Board of Directors. See “—Resignation of Robert Oliva.”

Streeterville Capital, LLC April 2024 Note and SPA

On April 5, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville, pursuant to which the Company issued a secured convertible promissory note (the “Note”) with a maturity date of April 8, 2025 (the “Maturity Date”), in the principal sum of $6,210,000 (the “Principal Sum”). Pursuant to the terms of the Note, the Company agreed to pay the Principal Sum to Streeterville and to pay interest on the principal balance at the rate of 10.9% per annum. The Note carries an original issue discount (“OID”) of $660,000. In addition, $50,000 was withheld from the Principal Sum to cover Streeterville’s transaction costs. Accordingly, on April 8, 2024, Streeterville paid the purchase price of $5,500,000 in exchange for the Note. Upon receipt of the Purchase Price, the Company repaid in full the remaining outstanding balances under that certain promissory note in the original principal amount of $3,500,000 issued on September 12, 2023, as well as that certain promissory note in the original principal amount of $277,777.77 issued on September 18, 2023.

Streeterville may convert the Note into the Company’s common stock on any trading day (and the following trading day) that any intraday trade price of the common stock is 10% greater than the closing trade price on the previous trading day (each a “Voluntary Conversion”). With respect to any Voluntary Conversion, the conversion price is equal to 85% of the lowest daily volume weighted average price of the common stock on any trading day during the five trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the Note as well as beneficial ownership limitations.

Beginning on October 8, 2024, Streeterville had the right to redeem up to $950,000 of the Note per calendar month. The Company is required to pay such redemption amounts in cash, provided, however, that if certain equity conditions are satisfied, then the Company may pay all or any portion of such applicable redemption amount by issuing shares of common stock at the applicable Conversion Price at such time.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 105% of the Outstanding Balance (as defined below). “Outstanding Balance” means the Principal Sum then outstanding plus accrued and unpaid interest. The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of covenants in the Note or SPA.

Upon the occurrence of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to Streeterville, in full satisfaction of its obligations hereunder, an amount equal to the Outstanding Balance plus the Trigger Effect (as defined herein). The “Trigger Effect” means 20% of the Outstanding Balance upon the occurrence of any Major Trigger Event (as defined in the Note) and 5% of the Outstanding Balance upon the occurrence of any Minor Trigger Event (as defined in the Note). The Trigger Effect for any Minor Trigger Event may occur up to three times. Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 22% per annum or the highest rate permitted by law.

In addition to the beneficial ownership limitations provided in the Note, the sum of the number of shares of common stock that may be issued under the SPA and Note shall be limited to 19.99% of the outstanding common stock of the Company on April 5, 2024, unless shareholder approval to exceed such limitation is obtained by the Company. The Company is required, under the terms of the Note, to seek shareholder approval with respect to the transaction within six months of April 5, 2024. If the Company is unable to obtain such shareholder approval within nine months of April 5, 2024, then the Company must repay the Note in cash.

The SPA contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, registration rights with respect to the common stock underlying the Note. The SPA also requires the Company to file a registration statement covering Streeterville’s resale of the common stock underlying the Note within 75 days of the closing date.

In connection with the Note and SPA, the Company and Streeterville also entered into a security agreement (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted Streeterville a security interest in all of the assets of the Company.

Acenzia, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “Acenzia Guaranty”). Acenzia guaranteed the repayment of the Note and granted Streeterville a security interest in the assets of Acenzia, including but not limited to the property located at 1580 Rossi Drive, Tecumseh, Ontario, Canada. Further, NHL, a wholly owned subsidiary of the Company, entered into a guaranty with Streeterville on April 5, 2024 (the “NHL Guaranty”). NHL guaranteed the repayment of the Note and granted Streeterville a security interest in the assets of NHL.

On October 8, 2024, Streeterville notified the Company that it would redeem $950,000 of the Note. In lieu of payment by the Company to Streeterville of $950,000, the Company and Streeterville agreed to a one-time fee in the amount of $142,500 (representing 15% of the $950,000 redemption amount) payable by the Company to Streeterville. Such amount was added to the outstanding balance under the Note. On October 16, 2024, Streeterville submitted a redemption notice in the amount of $142,500. On October 21, 2024, the Company issued 675,724 shares of common stock to Streeterville in payment of the $142,500 redemption amount. Following such issuance, the outstanding balance under the Note was $6,579,657.54.

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

On June 18, 2024, the Company and GPE entered into an amendment to the June 2021 Mattacchione Agreement (the “Mattacchione Amendment”), pursuant to which the parties agreed to extend the term of the June 2021 Mattacchione Agreement by one year, such that the term of the June 2021 Mattacchione Agreement will continue until June 18, 2025. Except as set forth in the Mattacchione Amendment, the June 2021 Mattacchione Agreement remains in full force and effect. See “—Resignation of Robert Mattacchione as Chief Executive Officer” below.

Christopher David Executive Agreement Amendment

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

Mast Hill Fund, L.P.

On February 23, 2023, the Company entered into a securities purchase agreement (the “Mast Hill SPA”) with Mast Hill, pursuant to which the Company issued an 12% unsecured promissory note (the “Mast Hill Note”) with a maturity date of February 23, 2024 (the “Mast Hill Maturity Date”), in the principal sum of $573,000 (the “Mast Hill Principal Sum”). In addition, the Company issued a common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock (the “Mast Hill Warrant”) to Mast Hill pursuant to the Mast Hill SPA. Pursuant to the terms of the Mast Hill Note, the Company agreed to pay the Mast Hill Principal Sum to Mast Hill and to pay interest on the principal balance at the rate of 12% per annum. The Mast Hill Note carries an OID of $57,300. Accordingly, on the closing date, Mast Hill paid the purchase price of $515,700 in exchange for the Mast Hill Note and the Mast Hill Warrant. Mast Hill may convert the Mast Hill Note into shares of the Company’s common stock at any time at a conversion price equal to $0.175 per share, subject to adjustment as provided in the Mast Hill Note (including but not limited to certain price protection provisions in case of future dilutive offerings, subject to certain customary exempt transactions) as well as certain beneficial ownership limitations.

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

On August 24, 2023, the total principal and interest of $580,778 owed on the $573,000 Mast Hill Note was converted to 522,777 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the Mast Hill Note was paid in full.

On September 18, 2023, Mast Hill fully exercised all warrants issued pursuant to the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 shares of the Company’s common stock. As of August 31, 2024, all warrants granted under the $573,000 Mast Hill Warrant Agreement have been exercised.

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

On September 21, 2023, the total principal and interest of $577,521 owed on the $573,000 FirstFire Note was converted to 519,845 restricted shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the FirstFire $573,000 Note is paid in full.

On October 12, 2023, FirstFire fully exercised all warrants issued under the terms and conditions of the $573,000 FirstFire Warrant Agreement, dated March 21, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,532 shares of the Company’s common stock. As of August 31, 2024, all warrants granted under the $573,000 FirstFire Warrant Agreement have been exercised.

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

On December 21, 2023, the total principal and interest of $454,071 owed on the MH $445,00 Note was converted to 457,128 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the MH $445,000 Note is paid in full and all outstanding warrants have been exercised.

Registration Statement on Form S-8

On September 23, 2024, the Company filed a registration statement on Form S-8 (File No. 333-282277) registering 2,500,000 shares of common stock issuable pursuant to the 2023 Equity Incentive Plan.

Resignation of Robert Oliva

On October 25, 2024, Mr. Oliva resigned as President of the Company. His resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Resignation of Robert Mattacchione as Chief Executive Officer

On November 7, 2024, Mr. Mattacchione resigned as the Company’s Chief Executive Officer, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of NHL, a wholly owned subsidiary of the Company. Mr. Mattacchione’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Approval of Reverse Stock Split

On November 22, 2024, stockholders approved the amendment of the Company’s articles of incorporation, as amended, to effectuate a reverse stock split of the Company’s outstanding shares of common stock at a ratio of no less than 1-for-10 and no more than 1-for-30, with such ratio to be determined at the sole discretion of the Board. Although stockholders approved such amendment, the Board may determine in its discretion to abandon and to not effectuate the reverse stock split.

For the fiscal year ended August 31, 2024 compared to the fiscal year ended August 31, 2023

Revenues for the year ended August 31, 2024 were $13,294,357, representing an increase of $722,338, or 6%, from $12,572,019 for the same period in 2023. The increase in revenue is principally due to an increase in product sales. Acenzia’s and Terragenx’s revenue for the year ended August 31, 2024 was $4,713,940 and $122,154, respectively. Revenue from our healthcare services increased by 1%, when comparing the revenue for the year ended August 31, 2024 to the same period in 2023.

Cost of revenues for the year ended August 31, 2024 were $7,551,853, representing a decrease of $67,451 or 1%, from $7,619,304 for the same period in 2023. Cost of revenues as a percentage of revenue was 57% for the year ended August 31, 2024 and 61% for same period in 2023.

Operating costs for the year ended August 31, 2024 were $15,818,802, representing an increase of $2,312,925, or 17%, from $13,505,877 for the same period in 2023. The increase in operating costs is principally due to (i) impairment of intangible assets and goodwill being recognized in the year ended August 31, 2024 (ii) further due to increase in overhead expenses associated with the operations.

Other expense for the year ended August 31, 2024 was $6,052,272, representing an increase of $1,335,989, or 28%, from other expense of $4,716,282 for the same period in 2023. The increase is due to change in fair value of derivative, amortization of debt discount associated with the convertible notes, foreign currency exchange loss arising as a result of intercompany balance reconciliation and inventory write down as compared to the previous year.

Net loss attributed to Novo Integrated Sciences for the year ended August 31, 2024 was $16,166,744, representing an increase of $2,952,192, or 22%, from $13,214,552 for the same period in 2023. The increase in net loss was principally due to (i) impairment of intangible assets and goodwill being recognized in the year ended August 31, 2024 (ii) foreign currency exchange loss arising as a result of intercompany balance reconciliation (iii) amortization of debt discount as compared to the previous year.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, for the fiscal years ended August 31, 2024 and 2023, the Company has had net losses of $16,128,570 and $13,269,444 , respectively.

During the year ended August 31, 2024, the Company used cash in operating activities of $5,069,840 compared to $2,243,315 for the same period in 2023. The principal reason for the increase in cash used in operating activities is changes in noncash expenses and changes in operating asset and liability accounts.

During the year ended August 31, 2024, the Company’s cash used in investing activities was $5,034 compared to cash provided by investing activities of $49,224 for the same period in 2023. During the year ended August 31, 2024, the Company purchased property and equipment for $5,034.

During the year ended August 31, 2024, the Company had cash provided from financing activities of $4,990,942 compared to $763,860 for the same period in 2023. The primary reason for the change is the receipt of $8,649,153 in cash from the issuance of convertible notes, net of issuance costs, and $240,400 of cash received from warrant exercises, offset by the repayments of $3,311,536 for convertible notes, $396,418 repayment to related parties, $183,725 for notes payable, and $7,334 for finance leases.

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

The Company has not changed its estimate for the useful lives of its property and equipment but would expect that a decrease in the estimated useful lives of property and equipment of 20% would result in an annual increase to depreciation expense of approximately $172,547, and an increase in the estimated useful lives of property and equipment of 20% would result in an annual decrease to depreciation expense of approximately $115,031.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Software license	7 years
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets but would expect that a decrease in the estimated useful lives of intangible assets of 20% would result in an annual increase to amortization expense of approximately $496,003, and an increase in the estimated useful lives of intangible assets of 20% would result in an annual decrease to amortization expense of approximately $330,668.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia, Inc. (“Acenzia”) during fiscal year ended August 31, 2021, and 12858461 Canada Corp. (“1285”), and Fairway Physiotherapy and Sports Injury Clinic (“Fairway”) during fiscal year ended August 31, 2022. As of August 31, 2022, the Company performed the required impairment reviews and determined that an impairment charge of $1,357,043 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business. As of August 31, 2024, the Company performed the required impairment reviews and determined that an impairment charge of $1,001,333 related to the goodwill for Acenzia was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses. Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope. The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold. The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022. The Company has evaluated the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

NOVO INTEGRATED SCIENCES, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Novo Integrated Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novo Integrated Sciences, Inc. (“the Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill & Long-Lived Intangible Assets

Description of the Critical Audit Matter

As reflected in the Company’s consolidated financial statements, at August 31, 2024, the Company’s goodwill was $6.55 million and net long-lived intangible assets were $13.37 million. As discussed in Note 2 and 8 to the financial statements, the Company, at least annually, assesses goodwill and intangible assets for impairment. The company periodically reviews its intangible assets if any impairment indicators arise.

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

Allowance for Doubtful Accounts

Description of the Critical Audit Matter

The Company has material accounts receivable for which assessing the potential collectability of accounts may include subjective and potentially complex considerations from management, as well as requiring high degrees of auditor judgment to assess the appropriateness of the audit evidence to support the Company’s assessment. As discussed in Note 2 and 5 to the financial statements, the Company periodically assesses the collectability of the outstanding balances and records an allowance for expected credit losses. Auditing management’s assessment of collectability of receivables requires subjective auditor judgment and estimation by management.

How the Critical Audit Matter was Address in the Audit

Our principal audit procedures to evaluate management’s evaluation receivables (allowance) included, among other procedures, the following:

●	Obtained an understanding of management's processes and assumptions for developing the allowance for uncollectible accounts receivable and traced significant consideration through to the Company's disclosure of its related accounting policy.

●	Tested the accuracy and completeness of the accounts receivable aging schedules which management utilized in performing analysis of collectability of related balances.

●	Tested subsequent collections for a selection of accounts receivable balances, including both material and immaterial account balances at year end.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2022.

Spokane, Washington

December 18, 2024

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2024 and 2023

	August 31,	August 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$844,584	$416,323
Accounts receivable, net	1,916,819	1,467,028
Inventory, net	1,000,742	1,106,983
Other receivables	1,235,423	1,051,584
Prepaid expenses and other current assets	417,282	346,171
Total current assets	5,414,850	4,388,089

Property and equipment, net	5,110,776	5,390,038
Intangible assets, net	13,369,868	16,218,539
Right-of-use assets, net	1,691,309	1,983,898
Goodwill	6,554,473	7,582,483
TOTAL ASSETS	$32,141,276	$35,563,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,235,800	$3,513,842
Accrued expenses	1,592,288	1,233,549
Accrued interest (including amounts to related parties)	624,287	382,666
Government loans and notes payable, current portion	45,681	277,405
Convertible notes payable, net of discount of $3,505,849	2,704,151	558,668
Derivative liability	4,685,198	-
Contingent liability	13,836	61,767
Debentures, related parties, current portion	913,598	916,824
Due to related parties	356,928	533,001
Finance lease liability, current portion	4,354	11,744
Operating lease liability, current portion	403,291	415,392
Total current liabilities	14,579,412	7,904,858

Government loans and notes payable, net of current portion	112,001	65,038
Operating lease liability, net of current portion	1,440,367	1,693,577
Deferred tax liability	1,395,571	1,400,499
TOTAL LIABILITIES	17,527,351	11,063,972

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Novo Integrated Sciences, Inc.
Convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; Nil shares issued and outstanding at August 31, 2024 and August 31, 2023	-	-
Common stock; $0.001 par value; 499,000,000 shares authorized; 19,054,523 and 15,759,325 shares issued and outstanding at August 31, 2024 and August 31, 2023, respectively	19,055	15,760
Additional paid-in capital	96,660,607	90,973,316
Common stock to be issued (1,700 and 91,138 shares at August 31, 2024 and August 31, 2023)	25,500	1,217,293
Other comprehensive (loss) income	1,387,244	(357,383)
Accumulated deficit	(83,199,785)	(67,033,041)
Total Novo Integrated Sciences, Inc. stockholders’ equity	14,892,621	24,815,945
Noncontrolling interest	(278,696)	(316,870)
Total stockholders’ equity	14,613,925	24,499,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,141,276	$35,563,047

* The consolidated balance sheets’ common stock share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended August 31, 2024 and 2023

	Years Ended
	August 31,	August 31,
	2024	2023

Revenues	$13,294,357	$12,572,019

Cost of revenues	7,551,853	7,619,304

Gross profit	5,742,504	4,952,715

Operating expenses:
Selling expenses	17,137	15,149
General and administrative expenses	14,039,265	13,490,728
Impairment of assets	761,067	-
Goodwill impairment	1,001,333	-
Total operating expenses	15,818,802	13,505,877

Loss from operations	(10,076,298)	(8,553,162)

Non-operating income (expense)
Interest income	202,525	9,027
Interest expense	(652,398)	(360,571)
Other (expense) income	(1,032,620)	607,589
Change in fair value of derivative liability	3,594,171	-
Amortization of debt discount	(6,574,862)	(4,757,121)
Foreign currency transaction losses	(1,589,088)	(215,206)
Total other income (expense)	(6,052,272)	(4,716,282)

Loss before income taxes	(16,128,570)	(13,269,444)

Income tax expense (recovery)	-	-

Net loss	$(16,128,570)	$(13,269,444)

Net loss attributed to noncontrolling interest	38,174	(54,892)

Net loss attributed to Novo Integrated Sciences, Inc.	$(16,166,744)	$(13,214,552)

Comprehensive loss:
Net loss	(16,128,570)	(13,269,444)
Foreign currency translation loss	(1,744,627)	(922,609)
Comprehensive loss:	$(17,873,197)	$(14,192,053)

Weighted average common shares outstanding - basic and diluted	18,032,015	10,165,548

Net loss per common share - basic and diluted	$(0.89)	$(1.30)

* The consolidated statements of operations and comprehensive loss’s share and per share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended August 31, 2024 and 2023

	Common Stock		Additional Paid-in	Common Stock To	Other Comprehensive	Accumulated	Total Novo Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Be Issued	Income	Deficit	Equity	Interest	Equity

Balance, August 31, 2022	3,118,063	$3,118	$66,084,887	$9,474,807	$560,836	$(53,818,489)	$22,305,159	$(257,588)	$22,047,571
Units issued for cash, net of offering costs	400,000	400	1,794,600	-	-	-	1,795,000	-	1,795,000
Cashless exercise of warrants	583,334	583	1,421,000	-	-	-	1,421,583	-	1,421,583
Share issuance for convertible debt settlement	10,177,834	10,178	9,957,962	-	-	-	9,968,140	-	9,968,140
Exercise of warrants for cash	532,600	533	532,067	-	-	-	532,600	-	532,600
Shares issued with convertible notes	265,167	265	247,622	-	-	-	247,887	-	247,887
Value of warrants issued with convertible notes	-	-	257,994	-	-	-	257,994	-	257,994
Beneficial conversion feature upon issuance on convertible debt	-	-	164,046	-	-	-	164,046	-	164,046
Extinguishment of derivative liability due to conversion	-	-	1,390,380	-	-	-	1,390,380	-	1,390,380
Common stock for services	358,500	359	480,233	-	-	-	480,592	-	480,592
Issuance of common stock to be issued	323,827	324	8,257,190	(8,257,514)	-	-	-	-	-
Fair value of stock options	-	-	385,335	-	-	-	385,335	-	385,335
Foreign currency translation loss	-	-	-	-	(918,219)	-	(918,219)	(4,390)	(922,609)
Net loss	-	-	-	-	-	(13,214,552)	(13,214,552)	(54,892)	(13,269,444)
Balance, August 31, 2023	15,759,325	$15,760	$90,973,316	$1,217,293	$(357,383)	$(67,033,041)	$24,815,945	$(316,870)	$24,499,075
Cashless exercise of warrants	245,802	246	1,323,152	-	-	-	1,323,398	-	1,323,398
Exercise of warrants for cash	240,400	240	240,160	-	-	-	240,400	-	240,400
Shares issued for convertible debt settlement	2,283,176	2,283	1,608,600	-	-	-	1,610,883	-	1,610,883
Issuance of common stock to be issued	73,767	74	1,172,776	(1,172,850)	-	-	-	-	-
Common stock issued for services	424,080	424	1,194,976	-	-	-	1,195,400	-	1,195,400
Reverse stock split share rounding	27,973	28	(28)	-	-	-	-	-	-
Fair value of stock options	-	-	147,655	-	-	-	147,655	-	147,655
Cancellation of agreement	-	-	-	(18,943)	-	-	(18,943)	-	(18,943)
Foreign currency translation loss	-	-	-	-	1,744,627	-	1,744,627	-	1,744,627
Net loss	-	-	-	-	-	(16,166,744)	(16,166,744)	38,174	(16,128,570)

Balance, August 31, 2024	19,054,523	$19,055	$96,660,607	$25,500	$1,387,244	$(83,199,785)	$14,892,621	$(278,696)	$14,613,925

* The consolidated statements of stockholder’s equity share amounts have been retroactively adjusted to account for the Company’s 1:10 reverse stock split, effective November 7, 2023.

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31, 2024 and 2023

	Years Ended
	August 31,	August 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,128,570)	$(13,269,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,261,519	2,302,754
Fair value of vested stock options	147,656	385,335
Financing costs for debt extension	-	1,421,583
Change in fair value of derivative liability	(3,594,171)	-
Default payment and interest paid through common share issuance	-	205,349
Cashless exercise of warrants	1,323,398	-
Common stock issued for services	1,195,400	480,592
Operating lease expense	616,799	797,515
Cancellation of shares to be issued	62,130	-
Amortization of debt discount	6,574,862	4,757,121
Foreign currency transaction losses	1,589,088	215,206
Impairment of assets	761,067	-
Assets write off	321,872	-
Goodwill impairment	1,001,333	-
Changes in operating assets and liabilities:
Accounts receivable	(453,252)	(597,191)
Inventory	(210,883)	(255,781)
Prepaid expenses and other current assets	(259,972)	210,382
Accounts payable	(267,211)	1,770,589
Accrued expenses	330,276	153,598
Accrued interest	275,618	(58,066)
Operating lease liability	(616,799)	(762,852)
Net cash used in operating activities	(5,069,840)	(2,243,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,034)	(49,224)

Net cash (used in) provided by investing activities	(5,034)	(49,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) receipt from related parties	(396,418)	7,206
Proceeds from notes payable	402	222,780
Repayments of notes payable	(183,725)	(37,130)
Repayments of finance leases	(7,334)	(8,611)
Proceeds from issuance of convertible notes	8,649,153	1,285,903
Repayment of convertible notes	(3,311,536)	(3,033,888)
Proceeds from the sale of common stock, net of offering costs	-	1,795,000
Proceeds from exercise of warrants	240,400	532,600
Net cash provided by financing activities	4,990,942	763,860

Effect of exchange rate changes on cash and cash equivalents	512,193	(233,685)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	428,261	(1,762,364)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,323	2,178,687

CASH AND CASH EQUIVALENTS, END OF YEAR	$844,584	$416,323

CASH PAID FOR:
Interest	$190,491	$432,094
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible debt	$1,610,883	$9,968,140
Common stock issued for acquisition	$-	$-
Warrants issued with convertible notes	$-	$257,994
Beneficial conversion feature upon issuance of convertible notes	$-	$164,046
Debt discount recognized on derivative liability	$-	$1,390,380
Extinguishment of derivative liability due to conversion	$-	$1,390,380
Debt discount recognized on convertible note	$-	$975,024
Common stock issued with convertible notes	$-	$247,887
Common stock issued for services	$1,195,400	$-
Cashless exercise of warrants	$1,323,398	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

NOVO INTEGRATED SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended August 31, 2024 and 2023

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

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as at of August 31, 2024. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the consolidated financial statements are issued.

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

	August 31, 2024	August 31, 2023
Period end: CAD to USD exchange rate	$0.7364	$0.7390
Average period: CAD to USD exchange rate	$0.7349	$0.7426

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of August 31, 2024 and 2023, the allowance for uncollectible accounts receivable was $1,273,596 and $864,215, respectively. As of August 31, 2024, 10% (2023: nil%) of the Company’s trade receivables balance is owed from one customer.

Inventory

Inventories are valued at the lower of cost (determined by the first in, first out method) and net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. Inventory is segregated into three areas: raw materials, work-in-process and finished goods. The Company periodically assessed its inventory for slow moving and/or obsolete items and any change in the allowance is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired. As of August 31, 2024 and 2023, the Company’s allowance for slow moving or obsolete inventory was $nil and $nil, respectively. During the year ended August 31, 2023, the Company had disposed of its slow moving and obsolete inventory as management had determined to be unsellable.

Other Receivables

Other receivables are recorded at cost and presented as current or long-term based on the terms of the agreements. Management reviews the collectability of other receivables and writes off the portion that is deemed to be uncollectible. During the years ended August 31, 2024 and 2023, the Company wrote off $nil and $nil respectively, of other receivables that were not expected to be collected.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at August 31, 2024 and 2023, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated useful lives as follows:

Land use rights	50 years (the lease period)
Intellectual property	7 years
Customer relationships	5 years
Brand names	7 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Based on its reviews at August 31, 2024 and 2023, the Company believes there was $1,726,776 and $nil of impairment of its intangible assets, respectively, recognized in the consolidated statements of operations and comprehensive loss as impairment of assets. The impairment was determined based on an analysis performed on the fair value of the underlying intangible assets, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying business.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under U.S. GAAP, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill related to its acquisition of APKA Health, Inc. (“APKA”) during the fiscal year ended August 31, 2017, Executive Fitness Leaders (“EFL”) during the fiscal year ended August 31, 2018, Action Plus Physiotherapy Rockland (“Rockland”) during the fiscal year ended August 31, 2019, Acenzia during the fiscal year ended August 31, 2021, and 1285 Canada during the fiscal year ended August 31, 2022. As of August 31, 2024, the Company performed the required impairment reviews and determined that an impairment charge of $742,120 related to the goodwill for Acenzia and an impairment charge of $259,213 related to NHL (APKA, EFL and Rockland) was necessary. The Company determined that the carrying value was in excess of the expected fair value of discounted cash flows based on the current market and business environments, resulting in the need for impairment. The impairment was determined based on the discounted cash flow valuation model and the projected future cash flows of the underlying business.

Summary of changes in goodwill by acquired businesses is as follows:

	APKA	EFL	Rockland	Acenzia	1285 Canada	Total
Balance, August 31, 2022	190,678	125,088	221,188	7,288,307	583	7,825,844
Foreign currency translation adjustment	(5,928)	(3,892)	(6,878)	(226,645)	(18)	(243,361)
Balance, August 31, 2023	184,750	121,196	214,310	7,061,662	565	7,582,483
Impairment of goodwill	(92,375)	(60,598)	(106,240)	(742,120)	-	(1,001,333)
Foreign currency translation adjustment	(2,461)	(1,614)	(2,830)	(19,770)	(2)	(26,677)
Balance, August 31, 2024	89,914	58,984	105,240	6,299,772	563	6,554,473

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

As of August 31, 2024 and 2023, respectively, the Company did not identify any financial assets and liabilities required to be presented on the consolidated balance sheet at fair value, except for contingent liability which is carried at fair value using Level 1 inputs and derivative liability which is carried at fair value using Level 3 inputs.

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

Sales returns and allowances were insignificant for the years ended August 31, 2024 and 2023. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. The calculations within these consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-10 reverse stock split that took place on November 7, 2023. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 826,616 and 1,777,678 options/warrants outstanding at August 31, 2024 and 2023, respectively. In addition, at August 31, 2024, there were outstanding convertible notes that could convert into 24,608,975 shares of common stock and there were 1,700 shares of common stock to be issued.

Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for all periods presented.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Canadian subsidiaries is the CAD. Translation gain of $1,744,627 and translation loss $922,609 for the years ended August 31, 2024 and 2023, respectively, are classified as an item of other comprehensive (loss) income in the stockholders’ equity section of the consolidated balance sheet.

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

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted during the year ended August 31, 2024, and as a result an increase in the allowance is recorded.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

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

Note 3 – Related Party Transactions

Due to related parties

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand and unsecured. At August 31, 2024 and 2023, the amount due to related parties was $356,928 and $533,001, respectively. At August 31, 2024, $275,351 was non-interest bearing, $nil bears interest at 6% per annum, and $81,577 bears interest at 13.75% per annum. At August 31, 2023, $451,137 was non-interest bearing, $21,267 bears interest at 6% per annum, and $60,597 bears interest at 13.75% per annum.

The remaining principal balance of debentures due to related parties at August 31, 2024 and 2023 was $913,598 and $916,824, respectively.

Note 4 – Inventory

Inventory at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Raw materials	$227,471	$388,391
Work in process	225,089	81,696
Finished Goods	548,182	636,896
	1,000,742	1,106,983
Allowance for slow moving and obsolete inventory	-	-
Inventory, net	$1,000,742	$1,106,983

Note 5 – Accounts Receivables, net

Accounts receivables, net at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Trade receivables	$3,173,068	$2,223,243
Amounts earned but not billed	17,347	108,000
	3,190,415	2,331,243
Allowance for doubtful accounts	(1,273,596)	(864,215)
Accounts receivable, net	$1,916,819	$1,467,028

Note 6 – Other Receivables

Other receivables at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Advance to corporation; accrues interest at 12% per annum; unsecured; due December 31, 2024, as amended.	73,640	73,900
Advance to corporation; accrues interest at 12% per annum; secured by property and other assets of debtor; due December 31, 2024, as amended.	646,302	534,386
Advance to corporation; accrues interest at 10% per annum; secured by assets of debtor; due December 31, 2024, as amended.	515,481	443,298
Total other receivables	1,235,423	1,051,584
Current portion	(1,235,423)	(1,051,584)
Long-term portion	$-	$-

Note 7 – Property and Equipment

Property and equipment at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Land	$441,840	$443,400
Building	3,313,800	3,325,500
Leasehold improvements	764,091	841,371
Clinical equipment	1,908,833	1,916,681
Computer equipment	38,430	33,504
Office equipment	44,404	44,502
Furniture and fixtures	38,154	38,289
	6,549,552	6,643,247
Accumulated depreciation	(1,438,776)	(1,253,209)
Total	$5,110,776	$5,390,038

Depreciation expense for the years ended August 31, 2024 and 2023 was $259,510 and $292,041, respectively.

Certain property and equipment have been used to secure notes payable (See Note 10).

Note 8 – Intangible Assets

Intangible assets at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Land use rights	$10,968,933	$11,573,321
Intellectual property	7,331,114	7,497,746
Customer relationships	2,145,917	2,291,058
Brand names	1,921,636	1,928,421
	22,367,600	23,290,546
Accumulated amortization	(8,997,732)	(7,072,007)
Total	$13,369,868	$16,218,539

Amortization expense for the years ended August 31, 2024 and 2023 was $2,002,009 and $2,010,713, respectively.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending August 31,
2025	$2,125,036
2026	1,310,941
2027	1,094,292
2028	759,115
2029	219,379
Thereafter	7,861,105
Total	$13,369,868

On January 7, 2019, 2478659 Ontario Ltd. (“247”) and Kainai Cooperative (“Kainai”) entered into a Joint Venture Agreement (the “Joint Venture Agreement”) for the purpose of developing, managing and arranging for financing of greenhouse and farming projects involving hemp and cannabis cash crops on Kainai related lands, and developing additional infrastructure projects creating jobs and food supply to local communities. On January 8, 2019, we and 247 entered into an Agreement of Transfer and Assignment, pursuant to which 247 agreed to sell, assign and transfer to the Company all rights, contracts, contacts and any and all other assets related in any way to the Joint Venture Agreement. Pursuant to the terms of the Joint Venture Agreement, as assigned to us, the parties will work in a joint venture relationship (“JV”) with the Company providing the finance, development and operation of the project, including sales, and Kainai providing the land and approvals for the development of the projects. Pursuant to the terms of the Joint Venture Agreement, (i) the Company has an 80% controlling interest and Kainai has a 20% interest in the JV; and (ii) the Company has sole discretion to identify the name and entity under which the JV will operate. The legal entity in which the JV will operate has not yet been identified or formed. The JV operations will primarily involve the production – including processing, packaging and sales of natural supplements derived from hemp derived cannabis oils. The joint venture will distribute to the Company and Kainai all net proceeds after debt and principal servicing and repayment allocation, as well as operating capital allotment, on a ratio equal to 80% to the Company and 20% to Kainai. The Joint Venture Agreement has an initial term of 50 years and Kainai may renew the Joint Venture Agreement within five years of the expiry of the initial term upon mutual agreement. On January 30, 2019, pursuant to the terms of the Joint Venture Agreement, the Company issued 120,000 restricted common shares to 247 with a value of $21,600,000. As at August 31, 2024, the land use rights were determined to be impaired by $604,388 (2023 - $10,026,679).

On December 17, 2019, the Company entered into that certain Intellectual Property Asset Purchase Agreement (the “APA”) by and between the Company and 2731861 Ontario Corp. (the “Seller”), pursuant to which the Company agreed to purchase, and Seller agreed to sell (the “Acquisition”), proprietary designs for an innovative cannabis dosing device, in addition to designs, plans, procedures, and all other material pertaining to the application, construction, operation, and marketing of a cannabis business under the regulations of Health Canada (the “Intellectual Property”). Pursuant to the terms of the APA, the purchase price of the Intellectual Property is 80,000 shares of restricted common stock of the Company valued at $5,248,000. As at August 31, 2024, the acquired intellectual property was determined to be impaired by $53,206 (2023 - $1,858,179).

In connection with the acquisition of PRO-DIP (see Note 16), the Company acquired intellectual property valued at $455,752. As at August 31, 2024, the acquired intellectual property was determined to be impaired by $103,476 (2023 - $52,752).

In connection with the acquisition of Acenzia (See Note 16), the Company acquired the following intangible assets: intellectual property valued at $2,875,000; customer relationships valued at $806,000 and brand names valued at $2,115,000.

In connection with the acquisition of Terragenx (see Note 16), the Company acquired intellectual property valued at $1,179,361. As at August 31, 2024, the acquired intellectual property was determined to be fully impaired.

In connection with the acquisition of 1285 Canada (see Note 16), the Company acquired customer relationships valued at $31,101.

In connection with the acquisition of Poling Taddeo Hovius Physiotherapy Professional Corp. (see Note 16), the Company acquired customer relationships valued at $151,686.

In connection with the acquisition of Clinical Consultants International LLC (see Note 16), the Company acquired customer relationships valued at $1,701,814. As at August 31, 2024, the acquired customer relationships were determined to be impaired by $nil (2023 - $317,314).

Note 9 – Accrued Expenses

Accrued expenses at August 31, 2024 and 2023 consisted of the following:

	2023	2023
Accrued liabilities	$1,084,148	$961,897
Accrued payroll	268,772	236,218
Unearned revenue	239,368	35,434
	$1,592,288	$1,233,549

Note 10 – Government Loans and Note Payable and Government Subsidy

Governmental loans and note payable at August 31, 2024 and 2023 consisted of the following:

	2024	2023
Government loans issued under the Government of Canada’s Canada Emergency Business Account (“CEBA”) program (A).	88,770	88,680

Note payable to the Small Business Administration (“SBA”). The note bears interest at 3.75% per annum, requires monthly payments of $190 after 12 months from funding and is due 30 years from the date of issuance and is secured by certain equipment of PRO-DIP.	40,320	40,320

Note payable dated December 3, 2018; accrues interest at 4.53% per annum; unsecured; annual payments of approximately $4,000; due December 2, 2028.	28,592	28,693

Note payable received May 25, 2023 accruing interest at 18% per 3-months term, unsecured, with principal and interest due 3-month from loan issuance. The note was repaid on October 26, 2023.	-	73,900

Note payable received May 10, 2023 accruing interest at 15% per 4-months term, with a first priority security interest in all of Acenzia’s production equipment, with principal and interest due 4-month from loan issuance. The note was repaid on October 23, 2023.	-	110,850
Total government loans and notes payable	157,682	342,443
Less current portion	(45,681)	(277,405)
Long-term portion	$112,001	$65,038

(A)	The Government of Canada launched the Canada Emergency Business Account (“CEBA”) loan to ensure that small businesses have access to the capital that they need during the current challenges faced due to the COVID-19 virus. The Company obtained a CAD$80,000 loan ($59,120 at August 31, 2023), which is unsecured, non-interest bearing and due on or before January 18, 2024. If the loan amount is paid on or before January 18, 2024, 25% of the loan will be forgiven (“Early Payment Credit”). In the event that the Company does not repay 75% of such term debt on or before January 18, 2024, the Early Payment Credit will not apply and the lender will automatically extend the term of the loan until December 31, 2026 and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. In addition, with acquisition of Terragenx, the Company acquired a CEBA loan in the amount of CAD$60,000 net of CAD$20,000 repayment ($29,332 at August 31, 2024) under the same terms.

Future scheduled maturities of outstanding government loans and notes payable are as follows:

Years Ending August 31,
2025	$45,681
2026	45,681
2027	21,925
2028	8,172
2029	3,646
Thereafter	32,577
Total	$157,682

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

The face amount of the $16.66m+ convertible notes of $16,666,666 was proportionately allocated to the $16.66m+ convertible notes and the warrants in the amount of $11,409,200 and $5,257,466, respectively. The amount allocated to the warrants of $5,257,466 was recorded as a discount to the convertible note and as additional paid in capital. The $16.66m+ convertible notes contained an original issue discount totaling $1,666,666 and the Company also incurred $1,140,000 in loan fees in connection with the $16.66m+ convertible notes. The combined total discount is $8,064,132 and will be amortized over the life of the $16.66m+ convertible notes. The $16.66m+ convertible notes were paid in full on March 24, 2023.

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

Effective February 16, 2023, aside from the Liquidated Damages Charge, the Jefferson Note was paid in full. On August 21, 2023, Jefferson converted the additional Liquidated Damages Charge and the interest thereon. On August 21, 2023, as a result of the conversion, the Company issued 236,511 shares of common stock to Jefferson. As of August 31, 2024 and August 31, 2023, the aggregate principal amount owed under two Terragenx $1.875 million convertible notes was $nil.

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

The principal amount of the $573,000 convertible notes was proportionately allocated to the convertible note, common stock issued, and the warrants in the amount of $403,710, $82,963, and $86,327, respectively. The amounts allocated to the equity issuances were recorded as a discount to the convertible note and as additional paid in capital. The convertible note contained an original issue discount totaling $57,300 and the Company also incurred $70,465 in loan fees in connection with the convertible note. The combined total discount is $297,055 and will be amortized over the life of the convertible note. During the year ended August 31, 2024, the Company amortized $nil (2023: $297,055) of the debt discount and as August 31, 2024 and 2023, the unamortized debt discount was $nil.

During the year ended August 31, 2023, the principal amount of $573,000, interest of $6,028 and other fees of $1,750 were converted into 522,777 common stock of the Company. As of August 31, 2024 and 2023, the aggregate principal amount owed under the Mast Hill Note is $nil.

On August 24, 2023, the total principal and interest of $580,778 owed on the $573,000 Mast Hill Note was converted to 522,777 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the MH $573,000 Note is paid in full.

On September 18, 2023, Mast Hill fully exercised all warrants issued pursuant to the terms and conditions of the $573,000 Mast Hill Warrant Agreement, dated February 23, 2023. Under certain cashless exercise provisions, as well as price protection provisions providing for adjustment of the number of shares of the Company’s common stock issuable upon exercise of the Mast Hill Warrant, the Company issued 53,567 shares of the Company’s common stock. As of August 31, 2024, all warrants granted under the $573,000 Mast Hill Warrant Agreement have been exercised.

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

On December 21, 2023, the total principal and interest of $454,071 owed on the MH $445,00 Note was converted to 457,128 shares of the Company’s common stock at $1.11095 per share. As of August 31, 2024, the MH $445,000 Note is paid in full and all outstanding warrants have been exercised.

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

As of August 31, 2024, the fair value of the derivative liability was $4,685,198 and for the year ended August 31, 2024, the Company recorded a gain of $322,383 from the change in fair value of derivative liability as non-operating income in the condensed consolidated statements of operations and comprehensive loss. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

●	Expected life of 0.60 years;
●	Volatility of 200%;
●	Dividend yield of 0%; and
●	Risk free interest rate of 4.38%

The Streeterville Note contained a discount on note of $235,414. The total discount will be amortized over the life of the Streeterville Note.

During the year ended August 31, 2024, the Company amortized $2,380,117 of the debt discount and as August 31, 2024, the unamortized debt discount was $3,505,848.

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

At August 31, 2024 and 2023, the amount of debentures outstanding was $913,598 and $916,824, respectively.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of August 31, 2024 and 2023:

		2024	2023
	Classification on Balance Sheet
Assets
Operating lease assets	Operating lease right of use assets	$1,691,309	$1,983,898
Total lease assets		$1,691,309	$1,983,898

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$403,291	$415,392
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,440,367	1,693,577
Total lease liability		$1,843,658	$2,108,969

Lease obligations at August 31, 2024 consisted of the following:

Years Ending August 31,
2025	$547,571
2026	547,393
2027	510,676
2028	293,723
2029	173,588
Thereafter	167,269
Total payments	2,240,220
Amount representing interest	(396,562)
Lease obligation, net	1,843,658
Less lease obligation, current portion	(403,291)
Lease obligation, long-term portion	$1,440,367

During the year ended August 31, 2024, the Company entered into new lease obligations of $157,973.

The lease expense for the years ended August 31, 2024 and 2023 was $616,799 and $797,515, respectively. The cash paid under operating leases during the years ended August 31, 2024 and 2023 was $589,138 and $772,655, respectively.

At August 31, 2024, the weighted average remaining lease terms were 3.75 years and the weighted average discount rate was 8.7%.

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

The net book value of equipment under finance leases included in property and equipment on the accompanying balance sheet at August 31, 2024 is as follows:

Cost	$209,457
Accumulated amortization	(209,457)
Net book value	$-

Future minimum finance lease payments are as follows:

Years Ending August 31,
2025	$4,420
Total payments	4,420
Amount representing interest	(66)
Lease obligation, net	4,354
Less lease obligation, current portion	(4,354)
Lease obligation, long-term portion	$-

Note 14 – Stockholders’ Equity

Convertible preferred stock

The Company has authorized 1,000,000 shares of $0.001 par value convertible preferred stock. As of August 31, 2024 and 2023 there were 0 and 0 convertible preferred shares issued and outstanding, respectively.

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

As of August 31, 2024 and 2023 there were 19,054,523 and 15,759,325 common shares issued and outstanding, respectively.

During the fiscal year ended August 31, 2024, the Company issued common stock, as follows:

●	80,200 shares of common stock were issued to various warrant holders upon exercise of their 3-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $80,200. The shares were issued on various dates in September 2023.

●	160,200 shares of common stock were issued to various warrant holders upon exercise of their 5-year warrants. The warrants were issued on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,200. The shares were issued on various dates during the period of September 2023 through November 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 5, 2023.

●	53,567 restricted shares were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were issued on February 23, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued, by the Company to Mast Hill, on February 23, 2023. The shares were issued on September 18, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on September 18, 2023.

●	519,845 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between FirstFire and the Company. The debt amount converted consisted of the principal amount of $573,000 and interest of $4,521, for a total amount of $577,521. The shares were issued on September 21, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 3, 2023.

●	73,767 restricted shares of common stock were issued in exchange for certain non-voting special shares of NHL, previously issued in connection with NHL’s Share Exchange Agreement with the Terragenx shareholders, the Company’s Asset Purchase Agreement with Mr. Terrence Mullins, and an employment agreement with Mr. Terrence Mullins, each of which closed on November 17, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 9, 2023.

●	53,532 restricted shares of common stock were issued to FirstFire upon the cashless exercise of all warrants. The warrants were issued on March 21, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $573,000 promissory note issued by the Company to FirstFire, on March 21, 2023. The shares were issued on October 12, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on October 18, 2023.

●	138,703 restricted shares of common stock were issued to Mast Hill upon the cashless exercise of all warrants. The warrants were granted on June 20, 2023 under the terms and conditions of the warrant agreement between the Company and Mast Hill in connection with the $445,000 promissory note issued, by the Company to Mast Hill, on June 20, 2023. The shares were issued on October 23, 2023.

●	75,000 restricted shares of common stock were issued as consideration pursuant to a consulting agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 8, 2023.

●	30,675 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	18,405 restricted shares of common stock were issued pursuant to the terms and conditions of an executive agreement, dated November 15, 2022, between NHL and an officer of NHL. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on November 21, 2023.

●	27,973 shares of common stock were issued in lieu of fractional shares resulting from the Company’s 1-for-10 reverse stock split of its common stock, effective November 7, 2023. As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were exchanged for one share of common stock, with any fractional shares being rounded up to the next higher whole share.

●	457,128 restricted shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement between Mast Hill and the Company. The debt amount converted consisted of the principal amount of $445,000 and interest of $9,071, for a total amount of $454,071. The shares were issued on December 21, 2023.

●	826,203 restricted shares of common stock were issued to Mast Hill upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 12, 2023, between Mast Hill and the Company. The debt amount converted consisted of the principal amount of $271,226 and interest of $104,712, for a total amount of $375,938. The shares were issued between March 14, 2024 and April 4, 2024.

●	480,000 restricted shares of common stock were issued to FirstFire upon conversion of outstanding debt pursuant to the terms of the securities purchase agreement, dated September 18, 2023, between FirstFire and the Company. The debt amount converted consisted of the principal amount of $195,016 and interest of $8,333, for a total amount of $203,350. The shares were issued April 4, 2024.

During the fiscal year ended August 31, 2023, the Company issued common stock, as follows:

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

●	3,623 restricted shares of common stock were issued for NHL Exchangeable Shares under the terms and conditions of a Share Exchange Agreement which closed on June 24, 2021. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on October 26, 2022.

●	291,667 shares of common stock were issued as provided for in an exchange offer and amendment (the “Hudson Bay Exchange Offer and Amendment”) with Hudson Bay, dated November 14, 2022. Pursuant to the terms of the Hudson Bay Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to Hudson Bay. The shares were issued on November 15, 2022.

●	175,732 shares of common stock were issued as provided for in an exchange offer and amendment (the “CVI Exchange Offer and Amendment”) with CVI. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI. The shares were issued on November 15, 2022.

●	3,916,596 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $3,825,307 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	4,503,644 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $4,503,640 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	890,711 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $757,103 in principal and interest. The shares were issued on various dates during the fiscal quarter ended February 28, 2023.

●	65,000 shares of common stock were issued on January 5, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $65,000.

●	115,935 shares of common stock were issued on January 5, 2023 as provided for in the CVI Exchange Offer and Amendment. Pursuant to the terms of the CVI Exchange Offer and Amendment, the Company exchanged one share of the Company’s common stock for each share of common stock underlying the warrant to purchase common stock, dated as of December 14, 2021, issued by the Company to CVI.

●	33,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	33,000 shares of common stock were issued on January 12, 2023 to various warrant holders upon exercise their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $33,000.

●	320,204 restricted shares of common stock were issued for NHL Exchangeable Shares as provided for in the Share Exchange Agreement, which closed on June 24, 2021, in which the Company acquired Acenzia. The fair value was determined based on the market price of the Company’s common stock on the date of closing. The shares were issued on January 25, 2023.

●	95,500 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated February 23, 2023, with Mast Hill. The shares were issued on February 24, 2023.

●	107,595 shares of common stock were issued to a debt holder upon conversion of outstanding debt in the aggregate amount of $100,278 in principal and interest. 53,783 shares were issued on March 6, 2023 and 53,812 shares were issued on March 8, 2023.

●	160,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $160,000.

●	100,000 shares of common stock were issued on March 17, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $100,000.

●	95,500 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated March 21, 2023, with FirstFire. The shares were issued on March 22, 2023.
●	30,000 shares of common stock were issued on May 10, 2023 to various warrant holders upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	30,000 shares of common stock were issued on May 11, 2023 to various warrant holders upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 1, 2023.

●	74,167 restricted shares of the Company’s common stock were issued as provided for in the Securities Purchase Agreement, dated June 20, 2023, with Mast Hill. The shares were issued on June 20, 2023.

●	100,000 shares of common stock pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan registered on a Form S-8 filed by the Company with the Securities and Exchange Commission on February 19, 2021 (Commission File No. 333-253289 (the “2021 Plan”). The shares were issued as provided for under the terms and conditions of a separation and release agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 28, 2023.

●	33,500 restricted shares of the Company’s common stock were issued as provided for under the terms and conditions of a separation and release agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on June 28, 2023.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on July 3, 2023.

●	75,000 restricted shares of common stock as consideration for a Consulting Agreement. The fair value was determined based on the market price of the Company’s common stock on the date of issuance. The shares were issued on August 1, 2023.

●	20,800 shares of common stock were issued on August 17, 2023 to a warrant holder upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $20,800.

●	20,800 shares of common stock were issued on August 17, 2023 to a warrant holder upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $20,800.

●	10,000 shares of common stock were issued on August 18, 2023 to a warrant holder upon exercise of their 3-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $10,000.

●	30,000 shares of common stock were issued on August 18, 2023 to a warrant holder upon exercise of their 5-year warrants. The warrants were granted on October 18, 2022, under the prospectus contained in the Registration Statement on Form S-1 (File No. 333-267401) declared effective by the SEC on October 13, 2022. The net proceeds were $30,000.

●	236,511 restricted shares of common stock were issued on August 21, 2023 to Jefferson upon conversion of the remaining balance as provided for in the Jefferson Note, dated November 17, 2021 and the certain letter agreement, dated December 13, 2022, pursuant to which, among other things, Jefferson agreed to forbear from entering an Event of Default under the terms of the Jefferson Note and the related transaction documents until December 29, 2022. The Jefferson Note was not paid on December 29, 2022. Accordingly, on December 29, 2022, among other things, the Liquidated Damages Charge, in the aggregate amount of $201,034 which consisted solely of the Liquidated Damages Charge of $186,719 and interest thereof in the amount of $14,315.

●	522,777 restricted shares of common stock were issued on August 24, 2023 to a debt holder, as provided for in the Mast Hill Note and the Mast Hill Securities and Purchase Agreement, dated February 23, 2023, upon conversion of the full outstanding debt, including principal, interest, and fees, in the aggregate amount of $580,778.

Common Stock to be Issued

As of August 31, 2024, in connection with the acquisition of 1285 Canada, the Company has allotted and is obligated to issue 1,700 shares of the Company’s common stock. As of August 31, 2024, the fair value of the shares to be issued was $25,500.

Stock Options and Warrants

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”), which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. During fiscal years 2023 and 2022, the Company did not grant any awards under the 2015 Plan. As of August 31, 2024, the 2015 Plan has 49,875 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2024, the 2018 Plan had 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan may be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan effective January 1, 2022 and January 1, 2023. As of August 31, 2024, the 2021 Plan had 75,465 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023 and September 29, 2023, the Company’s Board of Directors and stockholders, respectively, approved the Novo Integrated Sciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2024, the 2023 Plan had 2,300,000 shares available for award.

The following is a summary of stock options activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	216,423	21.50	2.53	$140,577
Granted	200,000	1.32	5.75	-
Expired	(45,000)	-	-	-
Exercised	-
Outstanding, August 31, 2023	371,423	$11.44	3.98	$16,000
Granted	200,000	0.78	-	-
Expired	(33,000)	-	-	-
Exercised	-	-	-	-
Outstanding, August 31, 2024	538,423	$7.17	3.42	$-
Exercisable, August 31, 2024	538,423	$7.17	3.42	$-

The exercise price for stock options outstanding and exercisable at August 31, 2024:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
22,715	13.3	22,715	13.3
21,700	16	21,700	16
4,800	18.7	4,800	18.7
77,500	30	77,500	30
7,260	38	7,260	38
500	50	500	50
3,948	19	3,948	19
200,000	1.32	200,000	1.32
200,000	0.78	200,000	0.78
538,423		538,423

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

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $147,656 and $385,335 during the years ended August 31, 2024 and 2023, respectively. At August 31, 2024, the unamortized stock option expense was $nil.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model for options granted are as follows for the options granted during the year ended August 31, 2024 and 2023:

	2024	2023

Risk-free interest rate	4.01%	3.74%
Expected life of the options	6 years	6 years
Expected volatility	246%	254%
Expected dividend yield	%	0%

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, August 31, 2022	844,526	24.18	3.50	$-
Granted	1,077,661	1.39	3.51
Forfeited	-
Exercised	(1,115,933)
Outstanding, August 31, 2023	806,254	12.05	3.71	$106,960
Granted	-
Forfeited	-
Exercised	(518,061)
Outstanding, August 31, 2024	288,193	30.46	2.71	$-
Exercisable, August 31, 2024	288,193

The exercise price for warrants outstanding at August 31, 2024:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
261,193	$33.50
27,000	1.00
-	-
288,193

Note 15 – Income Taxes

The Company’s Canadian subsidiaries are subject to the income tax laws of the Province of Ontario and the country of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of August 31, 2024 and 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The current and deferred income tax expenses for the years ended August 31, 2024 and 2023 were $nil.

A reconciliation of the differences between the effective and statutory income tax rates are as follows:

Year Ended August 31, 2024
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(4,647,448)		$(11,519,296)		$(16,166,744)

Expected income tax benefit	(1,231,573)	-26.5%	(3,110,210)	-27.0%	(4,341,783)
Stock based compensation	-	0.0%	(24,159)	0.8%	233,800
Change in valuation allowance	1,231,573	26.5%	3,134,369	27.8%	4,365,942
	$-	0.0%	$-	0.0%	$-	0.0%

Year Ended August 31, 2023
	Canada		United States		Total

Combined statutory tax rate		26.5%		27.0%

Pretax loss	$(3,515,747)		$(9,698,805)		$(13,214,552)

Expected income tax benefit	(931,672)	-26.5%	(2,618,677)	-27.0%	(3,550,349)
Stock based compensation	-	0.0%	233,800	9.0%	233,800
Change in valuation allowance	931,672	26.5%	2,384,877	18%	3,316,549
	$-	0.0%	$-	0.0%	$-	0.0%

At August 31, 2024 and 2023, the significant components of the deferred tax asset and liability are summarized below:

	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$20,205,889	$15,839,947
Total deferred tax asset	20,205,889	15,839,947
Less: valuation allowance	(20,205,889)	(15,839,947)
Total deferred tax asset	-	-
Deferred tax liability:
Intangible assets	(1,395,571)	(1,400,499)
Total deferred tax liability	(1,395,571)	(1,400,499)
Net deferred tax liability	$(1,395,571)	$(1,400,499)

The valuation allowance for the years ended August 31, 2024 and 2023 increased as a result of the Company generating additional net operating losses.

The Company has recorded as of August 31, 2024 and 2023 a valuation allowance of $20,205,889 and $15,839,947, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history. The intangible assets are not all available as a source of income and thus are not fully available to offset against the Company’s deferred tax assets.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of August 31, 2024 and 2023.

As of August 31, 2023, the Company has net operating loss carry-forward of approximately $12,276,498 in the United States. The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code Section 382. The 2023, 2022, 2021 and 2020 tax years are still subject to audit in the U.S. and reassessment in Canada.

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

All shares issued or allotted under the terms and conditions of the Mullins APA are calculated at a value of $33.50 per share. The price of the Company’s common stock on the closing date was $15.90; therefore the purchase price for assets acquired (Intellectual property) by the payment of item (a) above was $755,701 and item (b) above was $188,925. The purchase price for item (a) above has been recorded as a contingent liability at fair value in the accompanying consolidated balance sheets since the conditions for payment have not been met as of August 31, 2024.

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
$235,125

Effective April 1, 2024, Taddeo Physiotherapy Professional Corporation (TPPC) formerly Poling Taddeo Hovius Physiotherapy Professional Corp. have terminated the relationship with the Company as the terms of the Asset Purchase Agreement signed in the year 2022 were not met.

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
$1,704,000

Note 17 – Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our condensed consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s unaudited condensed consolidated financial position as of August 31, 2024, results of operations, cash flows or liquidity of the Company.

Note 18 – Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has two reportable segments: healthcare services and product sales.

The following tables summarize the Company’s segment information for the years ended August 31, 2024 and 2023:

	Years Ended August 31,
	2024	2023

Sales
Healthcare services	$8,297,530	$8,226,674
Product Sales	4,918,577	4,335,645
Corporate	78,250	9,700
	$13,294,357	$12,572,019

Gross profit
Healthcare services	$3,103,780	$2,998,315
Product Sales	2,560,474	1,944,701
Corporate	78,250	9,699
	$5,742,504	$4,952,715

Loss from operations
Healthcare services	$(397,316)	$(413,670)
Product Sales	(3,032,650)	(2,958,225)
Corporate	(6,646,332)	(5,181,267)
	$(10,076,298)	$(8,553,162)

Depreciation and amortization
Healthcare services	$120,327	$132,539
Product Sales	1,023,424	1,052,406
Corporate	1,117,768	1,117,809
	$2,261,519	$2,302,754

Capital expenditures
Healthcare services	$-	$-
Product Sales	5,034	49,224
Corporate	-	-
	$5,034	$49,224

Interest expenses
Healthcare services	$82,943	$92,327
Product Sales	7,628	55,441
Corporate	561,827	212,803
	$652,398	$360,571

Net loss
Healthcare services	$(996,293)	$(496,970)
Product Sales	(4,013,231)	(3,193,859)
Corporate	(11,119,046)	(9,578,615)
	$(16,128,570)	$(13,269,444)

Total assets
Healthcare services	$4,759,470	$5,158,851
Product Sales	16,366,290	17,993,652
Corporate	11,015,516	12,410,544
	$32,141,276	$35,563,047

Accounts receivable
Healthcare services	$724,624	$697,440
Product Sales	1,175,499	765,388
Corporate	16,696	4,200
	$1,916,819	$1,467,028

Intangible assets
Healthcare services	$14,553	$120,163
Product Sales	2,850,617	3,818,313
Corporate	10,504,698	12,280,063
	$13,369,868	$16,218,539

Goodwill
Healthcare services	$259,776	$520,821
Product Sales	6,294,697	7,061,662
Corporate	-	-
	$6,554,473	$7,582,483

Note 19 – Subsequent Events

Registration Statement on Form S-8

On September 23, 2024, the Company filed a registration statement on Form S-8 (File No. 333-282277) registering 2,500,000 shares of common stock issuable pursuant to the 2023 Equity Incentive Plan.

Streeterville Common Stock Issuance

On October 8, 2024, Streeterville notified the Company that it would redeem $950,000 of the Note. In lieu of payment by the Company to Streeterville of $950,000, the Company and Streeterville agreed to a one-time fee in the amount of $142,500 (representing 15% of the $950,000 redemption amount) payable by the Company to Streeterville. Such amount was added to the outstanding balance under the Note. On October 16, 2024, Streeterville submitted a redemption notice in the amount of $142,500. On October 21, 2024, the Company issued 675,724 shares of common stock to Streeterville in payment of the $142,500 redemption amount. Following such issuance, the outstanding balance under the Note was $6,579,657.54.

Termination of Ophir Agreement

On October 17, 2024, the Ophir Agreement was terminated. On such date, the Successor Receiver filed notice with the Court that the Successor Receiver canceled, without objection by the Company, the Ophir Agreement.

Resignation of Robert Oliva

On October 25, 2024, Mr. Oliva resigned as President of the Company. His resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Nasdaq Delisting

On November 4, 2024, the Company received a letter from Nasdaq indicating that the Company’s common stock would be delisted from Nasdaq and trading in the Company’s common stock would be suspended at the open of trading on November 6, 2024. Beginning at the open of trading on November 6, 2024, trading of the Company’s common stock continued on the OTC Market’s Pink Current Information tier under the symbol “NVOS.”

Resignation of Robert Mattacchione as Chief Executive Officer

On November 7, 2024, Mr. Mattacchione resigned as the Company’s Chief Executive Officer, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of NHL, a wholly owned subsidiary of the Company. Mr. Mattacchione’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Approval of Reverse Stock Split

On November 22, 2024, stockholders approved the amendment of the Company’s articles of incorporation, as amended, to effectuate a reverse stock split of the Company’s outstanding shares of common stock at a ratio of no less than 1-for-10 and no more than 1-for-30, with such ratio to be determined at the sole discretion of the Board. Although stockholders approved such amendment, the Board may determine in its discretion to abandon and to not effectuate the reverse stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2024. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2024 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended; and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended August 31, 2024, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

Robert Mattacchione	56	Chairman of the Board and Chief Executive Officer of Novo Integrated Sciences, Inc. (1)

Christopher David	65	Chief Operating Officer, and Director of Novo Integrated Sciences, Inc.

Vivek Sethi	37	Principal Financial Officer of Novo Integrated Sciences, Inc.

Sarfaraz Ali	43	Director of Novo Integrated Sciences, Inc.

Alex Flesias	50	Director of Novo Integrated Sciences, Inc.

Michael Pope	44	Director of Novo Integrated Sciences, Inc.

(1)	On November 7, 2024, Mr. Mattacchione resigned as Chief Executive Officer of the Company, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of Novo Healthnet Limited, a wholly owned subsidiary of the Company.

Robert Mattacchione. Mr. Mattacchione has served as the Company’s Chairman of the Board and Chief Executive Officer since October 2018. He is a co-founder and the Chairman of NHL, which was founded in September 2013 and acquired by the Company in May 2017.

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

Christopher M. David. In August 2014, Mr. David was appointed as the Company’s Secretary, Treasurer and Board Director. In May 2015, Mr. David was appointed as the Company’s President and resigned as the Company’s Secretary and Treasurer. In June 2021, Mr. David was appointed as the Company’s Chief Operating Officer. In February 2024, Mr. David resigned as the Company’s President. Mr. David remains as a member of the Company’s Board of Directors.

Mr. David brings knowledge and experience based on his past 30 years as a private investor in both private and public companies. In addition, Mr. David has been an advisor on operational, internal control, marketing and finance matters to numerous small and medium size businesses in the pharmaceutical, biotech, television-movie media, real-estate, technology and industrial commodity industries. Mr. David had been a shareholder of the Company for over 6 years prior to assuming his duties as the Company’s Secretary, Treasurer and Board Director in August 2014.

Mr. David does not hold, and has not previously held, any directorships in any reporting companies. Prior to Mr. David professional business career, he retired from the U S Navy officer ranks in 1994. Mr. David is a 1989 graduate of University of Washington with a B.A. degree in Political Science.

Vivek “Vik” Sethi. Mr. Sethi has served as the Company’s Principal Financial Officer and principal accounting officer since July 2023 managing all accounting and finance functions. Mr. Sethi brings over 14 years of international corporate finance and operational experience, directing accounting and finance functions, business and personal tax compliance and planning, internal and external reporting, and the ongoing evaluation and analysis of corporate financial activity.

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

Sarfaraz Ali. Mr. Ali brings over 20 years of knowledge and experience in the ownership and development of operational business enterprises worldwide, including supermarket chains, bakery chain stores, ride-share services, and clean water products in Bangladesh, commercial real estate and blockchain technology implementation in Canada, private equity investment and financing in Dubai, and international trade of consumer goods based primarily in Thailand.

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

Michael Pope. Mr. Pope is a senior executive and seasoned portfolio manager with global experience in both private and public markets. Mr. Pope also brings direct experience in mergers and acquisitions, public and private financings, management buy-outs and corporate divestitures. Our Board believes Mr. Pope’s broad and extensive finance and operations experience uniquely position him to provide a wide array of insight and knowledge as the Company pursues its next phase of growth and expansion.

Mr. Pope served as Chairman and CEO at Boxlight, a global interactive technology company, from March 2020 to January 2024. Mr. Pope led the company through 11 acquisitions from 2016 to 2023, a Nasdaq IPO in 2017, and revenue growth from $0 to over $200 million.

Mr. Pope previously served as Managing Director at Vert Capital, a private equity and advisory firm, and managed portfolio holdings in consumer products, education technology and digital media. Prior to joining Vert Capital, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family, based in Salt Lake City, and managed family investment holdings in consumer products, professional services, real estate and education. He has also held positions as Chief Financial Officer at Bebo, Sr. SEC Reporting accountant at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq:ADBE) in 2009) and Assurance Associate at Grant Thornton. Our Board believes Mr. Pope’s broad and extensive finance and operations experience uniquely position him to provide a wide array of insight and knowledge as the Company pursues its next phase of growth and expansion.

Mr. Pope maintains an active CPA license and serves on the boards of various organizations, including Boxlight (NASDAQ:BOXL) and Focus Universal (NASDAQ:FCUV). Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors.

Involvement in Certain Legal Proceedings

Except as otherwise provided above as to Mr. Mattacchione, no director, executive officer, significant employee, or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of five directors: Messrs. Mattacchione, David, Flesias, Pope and Ali.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Pope, Flesias, and Ali do not have a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market, and (ii) Messrs. Mattacchione and David are not independent directors. Accordingly, a majority of the Company’s Board of Directors is independent.

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

Audit Committee

We have an audit committee comprised of three independent directors: Messrs. Pope, Ali and Flesias. Mr. Pope serves as Chairman of the audit committee. Mr. Pope satisfies the definition of “audit committee financial expert” within the meaning of SEC regulations. In making a determination on which member will qualify as a financial expert, our Board of Directors considered the formal education and nature and scope of such members’ previous experience. During the fiscal year ended August 31, 2024, the audit committee held four meetings.

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

Compensation Committee

We have a compensation committee comprised of three independent directors: Messrs. Ali, Pope and Flesias. Mr. Ali serves as Chair of the compensation committee. During the fiscal year ended August 31, 2024, the compensation committee held two meetings.

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

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee comprised of three independent directors: Messrs. Flesias, Ali and Pope. Mr. Flesias serves as Chair of the nominating and corporate governance committee. During the fiscal year ended August 31, 2024, the nominating and corporate governance committee held two meetings.

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

The nominating and corporate governance committee is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended August 31, 2024 to identify or screen potential director candidates. The nominating and corporate governance committee will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by Messrs. Mattacchione and David (together, our “Named Executive Officers”).

2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended August 31,	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation	Total
Robert Mattacchione	2024	$185,000	$-	$-	$-	$-	$185,000
Chief Executive Officer	2023	$185,000	$-	$-	$-	$-	$185,000

Christopher David	2024	$171,000	$-	$-	$263,561	$-	$434,561
Chief Operating Officer	2023	$171,000	$-	$-	$156,000	$-	$327,000

(1)	Represents the aggregate grant date fair value for the stock options, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation. At August 31, 2024, the individuals included in this table had the following number of stock options outstanding: Mr. Ali – 3,948; Mr. Flesias – 11,379; and Mr. Pope – 12,700.

Robert Mattacchione

On June 18, 2021, the Company entered into an executive agreement (the “June 2021 Mattacchione Agreement”) with GPE Global Holdings Inc., an entity controlled by Robert Mattacchione and through which Mr. Mattacchione will provide services to the Company (“GPE”). Mr. Mattacchione serves as the Company’s Chairman of the Board, Chief Executive Officer, and is the Company’s majority stockholder. Pursuant to the terms of the June 2021 Mattacchione Agreement, Mr. Mattacchione will continue to serve as the Company’s Chief Executive Officer. Mr. Mattacchione also continues to serve as Chairman of the Board. In consideration thereof, the Company agreed to (i) pay Mr. Mattacchione an annual base salary of $186,000, (ii) pay Mr. Mattacchione a monthly bonus reconciled quarterly and paid as follows: (a) quarterly cash bonuses equal to 10% of positive net income (“PNI”), and (b) PNI will be reconciled within 30 days after the close of the quarter with payments to Mr. Mattacchione made within 45 days of the close of the quarter, and (iii) pay Mr. Mattacchione bonuses based on increases in the Company’s market cap valuation (“MCV”) from the date of the June 2021 Mattacchione Agreement, with the following milestone bonus parameters:

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

On November 7, 2024, Mr. Mattacchione resigned as Chief Executive Officer of the Company, effective 90 days following the notification date (i.e. effective February 5, 2025). The 90-day notice period is intended to provide the Company with a fluid transition and to allow the Company time to appoint a suitable replacement. Following the 90-day transition period, Mr. Mattacchione intends to continue to serve as (i) the Company’s Chairman of the Board, and (ii) Chairman of Novo Healthnet Limited, a wholly owned subsidiary of the Company.

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

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2024

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher David	20,000	-	-	$16.00	12/29/2024
	57,500	-	-	$30.00	8/6/2025
	200,000	-	-	$1.32	5/31/2029
	200,000	-	-	$0.78	1/16/2030

2023 Equity Incentive Plan

On July 26, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Equity Plan”). On September 29, 2023, stockholders approved the 2023 Equity Plan.

2023 Equity Plan Highlights

Highlights of the 2023 Equity Plan are as follows:

●	The Compensation Committee, which is comprised solely of independent directors, administers the 2023 Equity Plan.
●	The total number of shares of common stock authorized for issuance under the 2023 Equity Plan is 2,500,000 shares.
●	No non-employee director may be granted, in any fiscal year, awards with a grant date fair value (computed as of the date of grant in accordance with U.S. generally accepted accounting principles) of more than $300,000.
●	The exercise price of options and SARs may not be less than the fair market value of the common stock on the date of grant.
●	In addition to other vesting requirements, the Compensation Committee may condition the vesting of awards on the achievement of specific performance targets.

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

The administrator has the sole and plenary authority to (i) designate participants; (ii) determine the type or types of awards; (iii) determine the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled in, or exercised for, cash, shares of Company common stock, other securities, other awards, or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares of Company common stock, other securities, other awards, or other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant or of the administrator; (vii) interpret, administer, reconcile any inconsistency in, correct any defect in, and/or supply any omission in the 2023 Equity Plan and any instrument or agreement relating to, or award granted under, the 2023 Equity Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2023 Equity Plan; (ix) adopt sub-plans; and (x) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2023 Equity Plan.

The administrator has the discretion to select particular performance targets in connection with awards under the 2023 Equity Plan. Under the 2023 Equity Plan, performance targets are specific levels of performance of the Company (and/or subsidiaries, divisions or operational and/or business units, product lines, brands, business segments, administrative departments, or any combination of the foregoing), which may be determined in accordance with GAAP or on a non-GAAP basis on the specified measures.

Eligibility

Employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries are eligible to receive awards under the 2023 Equity Plan.

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

Restricted Stock

The Compensation Committee may award restricted stock under the 2023 Equity Plan. Awards of restricted stock will be subject to the terms and conditions established by the Compensation Committee. Restricted stock is common stock that is subject to such restrictions as may be determined by the Compensation Committee for a specified period.

RSU Awards

The Compensation Committee may award RSUs in lieu of or in addition to any restricted stock awards. RSUs will be subject to the terms and conditions established by the Compensation Committee. Each RSU will have an initial value that is at least equal to the fair market value of a share of Company common stock on the date of grant. RSUs may be paid at such time as the Compensation Committee may determine in its discretion, and payments may be made in a lump sum or in installments, in cash, shares of common stock, or a combination thereof, as determined by the Compensation Committee in its discretion.

Options

The Compensation Committee may grant options to purchase shares of common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) for incentive stock options, or “nonqualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2023 Equity Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2023 Equity Plan, the exercise price of the options will not be less than the fair market value of our common stock at the time of grant. Options granted under the 2023 Equity Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2023 Equity Plan will be 10 years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise), or through a “net exercise,” or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism or by such other method as the Compensation Committee may determine to be appropriate.

Stock Appreciation Rights

The Compensation Committee may award SARs under the 2023 Equity Plan. SARs will be subject to the terms and conditions established by the Compensation Committee and reflected in the award agreement. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2023 Equity Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs.

Other Stock-Based Awards

The Compensation Committee may award other stock-based awards having terms and conditions as determined by the Compensation Committee. These awards may be granted either alone or in tandem with other awards.

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

Clawback Policy

On November 22, 2023, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act and with Exchange Act Rule 10D-1.

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

DIRECTOR COMPENSATION

The following table summarizes compensation paid to all our non-employee directors for the fiscal year ended August 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sarfaraz Ali	-	-	-	-	-	-	-
Alex Flesias	-	-	-	-	-	-	-
Michael Pope	15,000	-	-	-	-	-	15,000

(1)	Represents the aggregate grant date fair value for the stock options, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation. At August 31, 2024, the individuals included in this table had the following number of stock options outstanding: Mr. Ali – 3,948; Mr. Flesias – 11,379; and Mr. Pope – 12,700.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 17, 2024 certain information with respect to the beneficial ownership of the Company’s common stock by:

●	each of the directors and the Named Executive Officers,

●	all executive officers and directors as a group, and

●	each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act.

All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 19,730,247 shares issued and outstanding as of December 17, 2024. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Robert Mattacchione	1,290,858	(1)	6.54%
Christopher David	485,695	(2)	2.46%
Sarfaraz Ali	3,948	(3)	*
Alex Flesias	11,380	(3)	*
Michael Pope	12,700	(3)	*
All directors and executive officers as a group (6 persons)	1,804,581	(4)	9.15%
5% Stockholders:
ALMC-ASAP Holdings, Inc. (5)	1,290,858	(6)	6.54%

(1)	Represents 1,290,858 shares owned by ALMC-ASAP Holdings, Inc. (“ALMC”). ALMC is wholly owned by the Mattacchione Family Trust. Mr. Mattacchione is the trustee of the Mattacchione Family Trust, with voting and depository power over these shares.
(2)	Includes 477,000 shares that may be acquired upon exercise of vested options.
(3)	Represents shares that may be acquired within 60 days of December 18, 2024 upon exercise of vested options.
(4)	Includes 0 shares beneficially owned by Mr. Sethi in addition to shares beneficially owned by the Named Executive Officers and directors identified by name in the table.
(5)	ALMC-ASAP Holdings, Inc.’s address is 119 Westcreek Drive, Suite 1, Woodbridge Ontario Canada L4L 9N6.
(6)	ALMC-ASAP Holdings, Inc.’s shares are held by the Mattacchione Family Trust. See footnote 1 above.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all our equity compensation plans as of August 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	439,223	$1.14	2,511,830	(1)
Equity compensation plans not approved by security holders	99,200	$23.40	-

(1) This represents (i) 49,875 shares of common stock issuable pursuant to the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”), (ii) 86,490 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2018 Incentive Plan (the “2018 Plan”), (iii) 75,465 shares of common stock issuable pursuant to the Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), and (iv) 2,300,000 shares of common stock issuable pursuant to the Company’s 2023 Equity Plan. The Company does not intend to award any additional grants under the 2015 Plan, the 2018 Plan or the 2021 Plan.

On September 8, 2015, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the 2015 Plan, which authorizes the issuance of up to 50,000 shares of common stock to employees, officers, directors or independent consultants of the Company, provided that no person can be granted shares under the 2015 Plan for services related to raising capital or promotional activities. As of August 31, 2024, the 2015 Plan has 49,875 shares available for award; however, the Company does not intend to issue any additional grants under the 2015 Plan.

On January 16, 2018, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the 2018 Plan. Under the 2018 Plan, 100,000 shares of common stock are authorized for the grant of stock options and the issuance of restricted stock, stock appreciation rights, phantom stock and performance awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2024, the 2018 Plan has 86,490 shares available for award; however, the Company does not intend to issue any additional grants under the 2018 Plan.

On February 9, 2021, the Company’s Board of Directors and stockholders holding a majority of the Company’s outstanding common stock approved the 2021 Plan. Under the 2021 Plan, a total of 450,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1 through and including January 1, 2023, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The Company chose not to cumulatively increase the shares authorized for issuance under the 2021 Plan as of January 1, 2022, 2023 or 2024. As of August 31, 2024, the 2021 Plan has 75,465 shares available for award; however, the Company does not intend to issue any additional grants under the 2021 Plan.

On July 26, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Plan. On September 29, 2023, stockholders holding a majority of the Company’s outstanding common stock approved the 2023 Equity Plan. Under the 2023 Equity Plan, a total of 2,500,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. As of August 31, 2024, the 2023 Equity Plan has 2,300,000 shares available for award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since September 1, 2022 and each currently proposed transaction in which:

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

At August 31, 2024, the Company had outstanding advances totaling $356,928 due to related parties. These related parties are stockholders, officers and/or affiliates of the Company, as well as owners, officers and/or shareholders of the companies that provided the advances to the Company. These amounts, owed by the Company, are payable upon demand.

At August 31, 2024, the Company had debentures totaling $1,141,517 including principal and interest, due to the following related parties:

●	$303,335 due to Peak Health LTC Inc., a company whose owner (Pierre Dalcourt) was a director and greater than 5% shareholder of the Company, and
●	$102,849 due to Michael Gaynor Physiotherapy PC, a company whose owner (Michael Gaynor) was an officer, director and greater than 5% shareholder of the Company, and
●	$302,267 due to ICC Healthnet Canada, Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company, and
●	$433,065 due to Healthnet Assessment Inc., a company whose owner (Robert Mattacchione) is a greater than 5% shareholder of the Company.

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

On January 31, 2018, the debenture holders converted 75% of the debenture value of $3,894,809 plus accrued interest of $414,965 into 104,759 shares of the Company’s common stock. The per share price used for the conversion of each debenture was $41.10 which was determined based on the average price of the five trading days immediately preceding the date of conversion with a 10% premium added to the calculated per share price. At August 31, 2024, the principal amount of debentures outstanding was $913,598.

Amounts loaned to the Company by stockholders and officers of the Company are payable upon demand. At August 31, 2024 and 2023, the amount due to related parties was $356,928 and $533,001, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Fruci & Associates II, PLLC (“Fruci”), the Company’s independent registered public accounting firm, for the fiscal years ended August 31, 2024 and 2023.

	Fiscal Year Ended August 31,
	2024	2023
Audit Fees (1)	$169,593	$165,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$169,593	$165,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

2.1	Membership Interest Purchase Agreement dated March 17, 2022, by and among Novo Integrated Sciences, Inc., Clinical Consultants International LLC, each of the members of CCI and Dr. Joseph Chalil (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2017).

3.2	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 9, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.3	Termination of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.4	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on November 23, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2020).

3.5	Termination of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.6	Certificate of Amendment filed by the registrant with the Nevada Secretary of State on December 4, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Commission on December 9, 2020).

3.7	Bylaws dated February 15, 2008 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2017).

3.8	Amendment to the registrant’s bylaws, dated September 27, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2023).

3.9	Articles of Amendment to Articles of Incorporation, as amended, filed by the registrant with the Nevada Secretary of State on November 1, 2023 effective as of November 6, 2023 (incorporated by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-280722) filed with the SEC on July 8, 2024).

4.1*	Description of registrant’s securities.

4.2	Guaranty Agreement dated September 24, 2019 by and between the registrant, Fitness International, LLC and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.3	Guaranty Agreement dated September 24, 2019 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

4.5	Guaranty Agreement dated December 15, 2021 by and between the registrant and LAF Canada Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

4.6	Form of Three Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.7	Form of Five Year Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.8	Warrant Agency Agreement, dated October 18, 2022, by and between the registrant and Pacific Stock Transfer Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2022).

4.9	Common Stock Purchase Warrant, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

4.10	Common Stock Purchase Warrant, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

4.11	Common Stock Purchase Warrant, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.1+	2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the Commission on September 8, 2015).

10.2	Share Exchange Agreement dated April 25, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2017).

10.3	Amendment No. 1 to Share Exchange Agreement dated as of May 3, 2017 by and between Turbine Truck Engines, Inc., Novo Healthnet Limited, ALMC-ASAP Holdings Inc., Michael Gaynor Family Trust, 1218814 Ontario Inc. and Michael Gaynor Physiotherapy Professional Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2017).

10.4+	Option to Purchase Common Stock, dated July 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).

10.5+	Option to Purchase Common Stock dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2018).

10.6+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.7+	Amendment to Option #21 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.8+	Amendment to Option #23 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.9+	Amendment to Option #24 of Christopher David dated as of April 20, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2018).

10.10	Agreement of Transfer and Assignment dated January 8, 2019 by and between the registrant and 2478659 Ontario Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 11, 2019).

10.11	Proposal for Joint Venture dated September 11, 2019 between the registrant and Harvest Gold Farms, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

10.12	Master Facility License Agreement dated September 24, 2019 by and between Novomerica Health Group Inc., Fitness International, LLC, and Fitness & Sports Clubs, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.13	Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between Fitness International, LLC and Novomerica Health Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.14	Master Facility License Agreement dated September 24, 2019 by and between Novo Healthnet Limited, Inc. and LAF Canada Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2019).

10.15	First Amendment to Master Facility License Agreement, entered into as of February 4, 2020, by and between LAF Canada Company and Novo Health Limited, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2020).

10.16+	Employment Agreement dated August 6, 2020 between the registrant and Christopher David (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.17+	Option Agreement #32 of Christopher David dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.18+	Novo Integrated Sciences, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2018).

10.19+	Novo Integrated Sciences, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2021).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2021).

10.21	Share Exchange Agreement, dated as of May 11, 2021, by and among the registrant, PRO-DIP, LLC, Peter St. Lawrence and George St. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2021).

10.22	Share Exchange Agreement, dated as of May 28, 2021, by and among Novo Integrated Sciences, Inc., Novo Healthnet Limited, Acenzia Inc., Ambour Holdings Inc., Avec8 Holdings Inc., Indrajit Sinha, Grant Bourdeau and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.23+	Executive Agreement, dated June 18, 2021, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2021).

10.24	Amendment No. 1 to Share Exchange Agreement entered into and effective as of September 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2021).

10.25	Amendment No. 2 to Share Exchange Agreement entered into and effective as of October 7, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2021).

10.26	Amendment No. 3 to Share Exchange Agreement entered into and effective as of October 22, 2021, by and between the registrant, Novo Healthnet Limited, Acenzia Inc., Avec8 Holdings Inc., Ambour Holdings Inc., Indrajit Sinha, Grant Bourdeau, and Derrick Bourdeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2021).

10.27	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Healthnet Assessments Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.28	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and ICC Healthnet Canada Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.29	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.30	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Michael Gaynor Physiotherapy Professional Corporation (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.31	Letter Agreement dated November 2, 2021 by and between Novo Healthnet Limited and Peak Health LTC Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on December 14, 2021).

10.32	Share Exchange Agreement, dated as of November 17, 2021, by and among the registrant, Novo Healthnet Limited, Terragenx Inc., TMS Inc., Shawn Mullins, Claude Fournier, and The Coles Optimum Health and Vitality Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.33	Asset Purchase Agreement, dated as of November 17, 2021, by and between the registrant and Terence Mullins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.34	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.35	Securities Purchase Agreement, dated as of November 17, 2021, by and among the registrant, Terragenx Inc. and Platinum Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2021).

10.36	Amended and Restated Master Facility License Agreement, dated December 15, 2021, by and between LAF Canada Company and Novo Healthnet Limited (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 18, 2022).

10.37+	Executive Employment Agreement dated as of April 5, 2022 by and between the registrant and Dr. Joseph Mathew Chalil April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2022).

10.38	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the Commission on November 15, 2022).

10.39	Exchange Offer and Amendment, dated as of November 14, 2022, by and between the registrant and Hudson Bay Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2022).

10.40	Promissory Note, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.41	Securities Purchase Agreement, dated as of February 23, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2023).

10.42	Promissory Note, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.43	Securities Purchase Agreement, dated as of March 21, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2023).

10.44+	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023).

10.45	Securities Purchase Agreement, dated as of April 26, 2023, by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2023).

10.46	Promissory Note, dated as of April 26, 2023, issued by the registrant to RC Consulting Group LLC in favor of SCP Tourbillion Monaco. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2023)

10.47	Promissory Note, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.48	Securities Purchase Agreement, dated as of June 20, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2023).

10.49	Separation and General Release Agreement, dated as of June 28, 2023, by and between Novo Integrated Sciences, Inc., Jim Zsebok, and RTZ Consulting Group, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

10.50	Promissory Note, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.51	Securities Purchase Agreement, dated as of September 12, 2023, by and between Novo Integrated Sciences, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.52	Guaranty, dated as of September 12, 2023, by and between Acenzia Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2023).

10.53	Promissory Note, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.54	Securities Purchase Agreement, dated as of September 18, 2023, by and between Novo Integrated Sciences, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.55	Guaranty, dated as of September 18, 2023, by and between Acenzia Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2023).

10.56	Master (Asset Transfer) Agreement, dated as of September 27, 2023, by and between the registrant and Blacksheep Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2023).

10.57	Limited Waiver dated as of February 16, 2024 by and between the registrant and RC Consulting Group LLC in favor of SCP Tourbillion Monaco (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 20, 2024)

10.58	Assignment of Security Purchase Agreement and Promissory Note, dated March 18, 2024, by and among the registrant, RC Consulting Group LLC and RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 18, 2024).

10.59	Limited Waiver, dated March 19, 2024, by RC Consulting Consortium Group LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024).

10.60	Promissory Note, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.61	Securities Purchase Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.62	Security Agreement, dated as of April 5, 2024, by and between Novo Integrated Sciences, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.63	Guaranty, dated as of April 5, 2024, by and between Acenzia Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.64	Guaranty, dated as of April 5, 2024, by and between Novo Healthnet Limited and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2024).

10.65	Amendment, dated June 3, 2024, by RC Consulting Consortium Group LLC in favor of SCP Tourbillion Monaco and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2024).

10.66+	Amendment to Executive Agreement, dated June 18, 2024, by and between the registrant and GPE Global Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2024).

10.67+	Amendment to Executive Agreement, dated June 18, 2024, by and between the registrant and Christipher David (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2024).

10.68	First Amendment to the Transaction Documents, dated as of June 23, 2024, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2024).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Fruci & Associates II PLLC, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

97.1	Compensation Recovery Policy dated November 22, 2023 (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO INTEGRATED SCIENCES, INC.

Dated: December 18, 2024	By:	/s/ Robert Mattacchione
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

Dated: December 18, 2024	By:	/s/ Robert Mattacchione
Robert Mattacchione, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Dated: December 18, 2024	By:	/s/ Vivek Sethi
Vivek Sethi, Principal Financial Officer
(principal financial officer and principal accounting officer)

Dated: December 18, 2024	By:	/s/ Christopher David
Christopher David, Director

Dated: December 18, 2024	By:	/s/ Michael Pope
Michael Pope, Director

Dated: December 18, 2024	By:	/s/ Alex Flesias
Alex Flesias, Director

Dated: December 18, 2024	By:	/s/ Sarfaraz Ali
Sarfaraz Ali, Director

